Form 10-Q
period 1996-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1996-05-15
CIK 890449

                                                                         1 of 17

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 1996

                         Commission file number     1-11422


                         PennCorp Financial Group, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                             13-3543540
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                   745 Fifth Avenue, New York, New York 10151
              (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code               (212) 832-0700


Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  x    No ______

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

          Class                                                    May 10, 1996
Common Stock, $.01 Par Value                                        27,879,347

                 PennCorp Financial Group, Inc. and Subsidiaries

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---
Part I.  Financial Information:

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheets -
                       March 31, 1996 and December 31, 1995................... 3

                 Consolidated Statements of Income -
                       Three Months Ended March 31, 1996 and 1995............. 4

                 Consolidated Condensed Statements of Cash Flows -
                       Three Months Ended March 31, 1996 and 1995............. 5

                 Notes to Consolidated Condensed Financial Statements......... 6

                 Review by Independent Certified Public Accountants........... 8

                 Independent Auditor's Report................................. 9

          Item 2.Management's Discussion and Analysis of
                       Financial Condition and Results of Operations......... 10

Part II.  Other Information:

          Item 1. Legal Proceedings.......................................... 12

          Item 6. Exhibits and Reports on Form 8-K........................... 13

Signature.................................................................... 14

Index to Exhibits............................................................ 15

          Part I. Financial Information -- Item 1. Financial Statements
                 PennCorp Financial Group, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
              (Dollars in thousands, except per share information)
                                   (Unaudited)

                                                                                                     -----------        -----------
                                                                                                       March 31,        December 31,
                                                                                                         1996               1995
                                                                                                     -----------        -----------
ASSETS:
Investments:
   Fixed maturities:
          Held for investment, at amortized cost (market $42,090 and $51,354)                        $    42,090        $    51,366
          Available for sale, at market (cost $1,649,533 and $1,414,187)                               1,672,242          1,486,985
   Equity securities available for sale, at market (cost $14,202 and $13,707)                             16,262             15,172
   Trading securities at market                                                                           32,380             86,104
   Mortgage loans on real estate                                                                          17,723             36,563
   Policy loans                                                                                          124,608            125,179
   Short term investments                                                                                136,823            416,953
   Other investments                                                                                      47,672             43,937
                                                                                                     -----------        -----------
                    Total investments                                                                  2,089,800          2,262,259
Cash                                                                                                      23,270             27,778
Accrued investment income                                                                                 26,826             30,992
Accounts and notes receivable                                                                             33,814             34,842
Investments in unconsolidated affiliates                                                                 125,566            119,390
Present value of insurance in force                                                                      292,020            288,664
Deferred policy acquisition costs                                                                        210,692            193,903
Costs in excess of net assets acquired                                                                   120,596            121,795
Other assets                                                                                             208,355             70,383
                                                                                                     -----------        -----------
                    Total assets                                                                     $ 3,130,939        $ 3,150,006
                                                                                                     ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities                                                                                $ 2,202,549        $ 2,229,047
   Notes payable                                                                                         170,271            307,271
   Income taxes, primarily deferred                                                                       25,378             24,977
   Other liabilities                                                                                      78,965             92,198
                                                                                                     -----------        -----------
                    Total liabilities                                                                  2,477,163          2,653,493
                                                                                                     -----------        -----------
Mandatory redeemable preferred stock:
Series B, $.01 par value, $100 redemption value;  authorized, issued and
  outstanding 127,500 shares at March 31, 1996 and December 31, 1995                                      13,640             13,307
Series C, $.01 par value, $100 redemption value; authorized, issued and outstanding 178,500 shares at March 31, 1996 and December 31, 1995,
  respectively                                                                                            17,117             16,700

Shareholder's Equity:
  Convertible preferred stock, $.01 par value, $50 redemption value; authorized issued and outstanding 2,300,000 at March 31, 1996 and
     December 31, 1995, respectively                                                                     110,513            110,513
  Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding 28,011,008 shares at March 31, 1996 and 22,879,708 at
     December 31, 1995                                                                                       280                229
   Treasury stock                                                                                         (3,370)            (3,370)
   Other shareholders' equity                                                                            515,596            359,134
                                                                                                     -----------        -----------
                    Total shareholders' equity                                                           623,019            466,506
                                                                                                     -----------        -----------
                    Total liabilities and shareholders' equity                                       $ 3,130,939        $ 3,150,006
                                                                                                     ===========        ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                 PennCorp Financial Group, Inc. and Subsidiaries
                        Consolidated Statements of Income
              (Amounts in thousands, except per share information)
                                   (Unaudited)

                                                                                                       -----------------------------
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                       -----------------------------
                                                                                                          1996              1995
                                                                                                       ---------          ---------
REVENUES:
     Premiums, principally accident and sickness                                                       $  64,421          $  60,756
     Interest sensitive product policy charges                                                            22,669             11,149
     Net investment income                                                                                41,334             15,616
     Other income                                                                                          4,281              1,614
     Net gains (losses) from sale of investments                                                            (527)              (441)
                                                                                                       ---------          ---------
         Total revenues                                                                                  132,178             88,694
                                                                                                       ---------          ---------
BENEFITS AND EXPENSES:
     Claims incurred                                                                                      44,326             32,072
     Change in liability for future policy benefits and other policy benefits                             11,490              2,729
     Amortization of present value of insurance in force and deferred policy
     acquisition costs                                                                                    14,859              9,420
     Amortization of costs in excess of net assets acquired                                                2,030              1,427
     Underwriting and other administrative expenses                                                       23,632             19,443
     Interest and related debt costs                                                                       6,057              5,603
                                                                                                       ---------          ---------
         Total benefits and expenses                                                                     102,394             70,694
                                                                                                       ---------          ---------
         Income before income taxes                                                                       29,784             18,000
     Income taxes                                                                                          9,630              6,034
                                                                                                       ---------          ---------
         Income before extraordinary charge                                                               20,154             11,966
     Extraordinary loss on retirement of debt, net of tax benefit                                           (816)              --
                                                                                                       ---------          ---------
         Net income                                                                                       19,338             11,966
     Preferred stock dividend requirements                                                                 2,691                866
                                                                                                       ---------          ---------
         Net income available to common shareholders'                                                  $  16,647          $  11,100
                                                                                                       ---------          ---------

     Net income per share:
     Primary
         Income before extraordinary charge                                                            $    0.69          $    0.54
         Extraordinary charge                                                                              (0.03)              --
                                                                                                       ---------          ---------
                  Net income                                                                           $    0.66          $    0.54
                                                                                                       =========          =========
     Fully diluted
         Income before extraordinary charge                                                            $    0.63
         Extraordinary charge                                                                              (0.03)
                                                                                                       =========
                  Net income                                                                           $    0.60
                                                                                                       =========

     Common shares used in computing primary earnings per share                                           25,483             20,455
                                                                                                       =========          =========

     Common shares used in computing fully diluted earnings per share                                     30,593
                                                                                                       =========

See accompanying notes to unaudited consolidated condensed financial statements.

                 PennCorp Financial Group, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       -----------------------------
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                       -----------------------------
                                                                                                          1996               1995
                                                                                                       ---------          ---------
Net cash flows from operating activities                                                               $ (11,575)         $  (2,540)
                                                                                                       ---------          ---------
Cash flows from investing activities:

     Purchases of invested assets                                                                       (426,683)           (28,540)

     Sales of invested assets                                                                            246,015             14,190

     Maturities of invested assets                                                                        39,495              5,849

     Other, primarily short term investments, net                                                        127,764            (17,558)
                                                                                                       ---------          ---------

         Net cash used by investing activities                                                           (13,409)           (26,059)
                                                                                                       ---------          ---------

                      Cash flows from financing activities:

     Issuance of common stock                                                                            155,759             50,781

     Reduction in notes payable                                                                         (137,000)           (29,500)

     Dividends                                                                                            (3,332)            (1,464)

     Receipts from interest sensitive policies credited to policyholder
         account balances                                                                                 27,718             15,093

     Return of policyholder account balances of interest sensitive products                              (22,669)           (11,148)
                                                                                                       ---------          ---------

         Net cash provided by financing activities                                                        20,476             23,762
                                                                                                       ---------          ---------

Decrease in cash                                                                                          (4,508)            (4,837)

Cash at beginning of period                                                                               27,778             13,037
                                                                                                       ---------          ---------

Cash at end of period                                                                                  $  23,270          $   8,200
                                                                                                       =========          =========

Supplemental disclosures:

     Income taxes paid                                                                                 $     829          $   1,907
                                                                                                       =========          =========

     Interest paid                                                                                     $   2,757          $   2,879
                                                                                                       =========          =========


See accompanying notes to unaudited consolidated condensed financial statements.

                 PennCorp Financial Group, Inc. and Subsidiaries
         Notes to Unaudited Consolidated Condensed Financial Statements

(1) Summary of Significant Accounting Policies

     (A) Business and Organization

     PennCorp Financial Group, Inc. (the "Company") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") and Executive Fund Life Insurance ("EFLIC") (PLIC and EFLIC collectively referred to herein as "Penn Life") and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, PLIC, EFLIC, Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to herein as "AATX"), Salem Life Insurance Corporation ("SLIC") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC"), Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC"), (SLIC and its wholly-owned subsidiaries collectively referred to herein as "Integon Life") and PLAIC, the Company offers a broad range of life insurance and accident and sickness products to individuals through general agents and through a sales force that is contractually exclusive to certain of the Company's subsidiaries.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except per share information, are stated in thousands.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, future policy benefits, policy and contract claims and present value of insurance in force. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from these estimates.

     (B) Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, none of which are other than normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1996, and 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

(2) Common Stock

     On March 5, 1996, the Company consummated the sale of 5,131,300 shares of common stock ("the March offering"). Net proceeds from the offering were $155,759 and the effect on the Company's financial position was to increase common stock by $51 and additional paid in capital by $155,708.

(3) Extraordinary Charge

     The Company utilized $137,000 of proceeds from the March offering to retire certain indebtedness of the Company and its subsidiaries. As a result of the early retirement of such indebtedness and the resulting write-off of deferred financing costs, the Company realized an after-tax extraordinary charge of $816 for the three-month period ended March 31, 1996. If the retirement of debt and issuance of common stock had occurred at the beginning of the period, primary and fully diluted earnings per share would have increased $0.01, respectively.

(4) Knightsbridge

     In March 1996, during the continuing negotiations of the terms of the joint venture relationship between the Company and Knightsbridge Capital Fund I, L.P., David J. Stone, Chairman of the Board and CEO and Steven W. Fickes, President and CFO of the Company and the members of the Knightsbridge Committee of the Company's Board of Directors jointly concluded that it would be appropriate to explore a comprehensive restructuring of the Knightsbridge relationship, including the formulation of compensation arrangements between the Company and each of Messrs. Stone and Fickes. Discussions are continuing and the Board of Directors has postponed the Company's 1996 Annual Meeting until July 11, 1996 to enable the Company to submit the final terms of the restructuring arrangements and Messrs. Stone's and Fickes' compensation arrangements requiring shareholder approval.

                     [Rest of Page Intentionally Left Blank]

               Review By Independent Certified Public Accountants

     The March 31, 1996 and 1995 financial statements included in this Quarterly Report on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 9 of this Quarterly Report on Form 10-Q.



                     [Rest of Page Intentionally Left Blank]

KPMG Peat Marwick LLP

     150 Fayetteville Street Mall
     Suite 1200
     Post Office Box 29543
     Raleigh, NC  27626

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

                                              /s/   KPMG Peat Marwick LLP


May 8, 1996
Raleigh, North Carolina

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995 as amended by Amendment No. 1 and the Company's 1995 Annual Report to Shareholders.

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and related notes to this Quarterly Report on Form 10-Q.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 1996, cash used by operations (when including interest sensitive products cash flows for both periods) was $6.5 million compared to cash provided by operations of $1.4 million for the three-month period ended March 31, 1995. Integon Life operations used $8.6 million of cash in its operations as a result of the run off of a closed block of annuity contracts. Excluding the impact of Integon Life, cash provided by operations improved by $700,000 to $2.1 million. The improvement in cash flows from operating activities, excluding Integon, was due in part to the increased premium volume with collected premium increasing to $71.7 million during the first three-months of 1996 from $69.6 million for the comparable 1995 period. Additionally, investment income received increased by $3.6 million while income taxes paid were $1.1 million lower during the three-month period ended March 31, 1996 as compared to the three-month period ended March 31, 1995. Offsetting these improvements were higher cash commissions and general expense payments of $4.7 million and increased claim payments of $1.5 million.

On March 5, 1996, the Company consummated the sale of 5,131,300 shares of common stock from which it received net proceeds of $155.8 million. Part of the proceeds were used to retire approximately $137.0 million of the Company's debt while the remainder of the proceeds were used for general corporate purposes.

Results of Operations

Policy Revenues Total policy revenues for the three months ended March 31, 1996 increased 21.1% to $87.1 million from $71.9 million for the comparable period ended March 31, 1995. Life product revenue increased $17.3 million to $42.3 million while fixed benefit accident and sickness product revenues declined by $2.1 million to $44.9 million. The significant increase in revenues from life products was due primarily to the inclusion of $17.5 million in revenues from Integon Life. The decline in policy revenues from accident and sickness products was primarily attributable to the Company's decision during 1995 to discontinue new business production of certain disability income products. In addition, policy revenues from Penn Life and Occi Life closed blocks of business declined approximately $400,000 for the three-month period ended March 31, 1996 when compared to 1995. Policy revenues from foreign operations (primarily Canada) increased by 15.6% or approximately $1.4 million for the first three months of 1996 when compared to the three month period ended March 31, 1995. Policy revenues expressed in Canadian dollars increased approximately 11.7% or $1.5 million (Canadian). The higher increase in foreign operations revenues reported in U.S. dollars resulted from the stronger Canadian dollar which advanced against the U.S. dollar by approximately 2.7 percent.

Net Investment Income Net investment income for the three months ended March 31, 1996 was $41.3 million compared to $15.6 million for the three months ended March 31, 1995. The majority of the increase in investment income of $25.7 million was attributable to the addition of Integon Life. Investment yield, based upon weighted average amount of invested assets outstanding each period, was approximately 7.2% and 7.5% for the three-month periods ended March 31, 1996 and 1995, respectively. Contributing to the decline in investment yield is the run off block of Integon Life annuity contracts. The Company has had to maintain a more liquid position at Integon Life by having a higher percentage of its invested assets in short-term securities earning approximately 5.0 percent.

Other Revenue Included in other revenue for the period ended March 31, 1996 is $4.3 million representing the Company's 74.8% economic participation in the undistributed earnings of Southwestern Financial Corporation compared to $1.5 million representing the Company's interest in the earnings of Integon Life prior to its acquisition in July 1995. Also included in other revenue is $500,000 of losses resulting from trading activities.

Claims Incurred Claims incurred for the three months ended March 31, 1996 increased 38.2% to $44.3 million from $32.1 million for the three-month period ended March 31, 1995. Claims from fixed benefit accident and sickness products increased by $400,000 while life claims increased by $11.8 million. The increase in life claims incurred is primarily attributable to the inclusion of $15.0 million of claims from Integon Life with an improvement in life claims from other operating units. Additionally, offsetting these increases was a decline in payments for discontinued blocks of business in Penn Life and OLIC of approximately $600,000.

Underwriting and Other Administrative Expenses For the three-month period ended March 31, 1996, underwriting and other administrative expenses increased 21.5% to $23.6 million from $19.4 million for the three month period ended March 31, 1995. The increase is primarily attributable to the inclusion $1.9 million of expenses from Integon Life as well as expenses incurred with the outsourcing of certain data processing services to The Continuum Company (TCC). The Company entered an agreement with TCC on January 1, 1996 in which TCC will assume responsibility for a substantial portion of the Company's data processing by March 1997. The Company anticipates that, in the long term, this agreement will significantly reduce its data processing costs. During the three-month period ended March 31, 1996, the Company incurred expenses of $986,000 related to the TCC agreement.

Interest and Related Debt Costs For the three-month period ended March 31, 1996, interest and amortization of deferred debt issuance costs increased 8.1% to $6.1 million from $5.6 million for the comparable 1995 period. The increase is primarily attributable to the inclusion of $1.4 million of interest costs relating to the investment in Southwestern Life. Offsetting some of this increase was a reduction in interest costs of approximately $700,000 relating to the early retirement of the AATX credit facility.

Income Taxes The effective tax rate for the three months ended March 31, 1996 was 32.3% compared to 33.5% for the three months ended March 31, 1995. The effective tax rate for these periods is less than the federal statutory rate of 35% primarily due to the inclusion of $4.3 million and $1.5 million, respectively, in undistributed earnings of unconsolidated affiliates that are not subject to tax.

                     [Rest of Page Intentionally Left Blank]

                           Part II. Other Information

Item 1.
Legal Proceedings

The Company is a party to various pending or threatened legal actions arising in the ordinary course of business, some of which include allegations of insufficient policy illustrations and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually, or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company.

                     [Rest of Page Intentionally Left Blank]

Item 6.

Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Numbers
         -------

             11.1   Computation of earning per share

             15.1   Independent Auditor's Report

             27     Financial Data Schedule

(b)    Reports on Form 8-K

             (i) A report on Form 8-K/A (Amendment No. 1) dated January 29, 1996 was filed with the Securities and Exchange Commission on February 21, 1996 related to the Company's economic participation in Southwestern Financial Corporation providing the audited combined financial statements as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 and unaudited combined financial statements as of September 30, 1995 and for the nine-month period ended September 30, 1995 for the insurance operations of I.C.H. Corporation acquired by Southwestern Financial Corporation, the Notes thereto and the Independent Auditors' Report with respect thereto, and the unaudited pro forma statements of operations of the Company for the year ended December 31, 1994 and for the nine-months ended September 30, 1995, and the unaudited pro forma balance sheet of the Company as of September 30, 1995 and the Notes thereto, reflecting the consummation of the investment by the Company in Southwestern Financial Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PennCorp Financial Group, Inc.
                                ------------------------------
                                      (The Registrant)

Date:   May 15, 1996            By: /s/ Steven W. Fickes
                                    --------------------
                                    Steven W. Fickes
                                    President and Chief Financial Officer
                                    (Authorized officer and principal accounting
                                    and financial officer of the Registrant)

                                INDEX TO EXHIBITS

Exhibit                                                                    Page
Numbers                                                                  Number
- - -------                                                                  ------

11.1   Computation of earnings per share

15.1   Independent Auditor's Report *

27     Financial Data Schedule

       * Such exhibit is incorporated by reference to page 9 of this Form 10-Q.