Form 10-Q/A
period 1996-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1996-07-12
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ___________


                                  FORM 10-Q/A
                                AMENDMENT NO. 1



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          MARCH 31, 1996
                              --------------------------------------------------


                         Commission file number 1-11422
                                                -------



                         PENNCORP FINANCIAL GROUP, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


  DELAWARE                                                        13-3543540
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

                   745 FIFTH AVENUE, NEW YORK, NEW YORK 10151
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code       (212) 832-0700
                                                    ----------------------------


- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.



           CLASS                                       MAY 10, 1996
- ----------------------------                           ------------
COMMON STOCK, $.01 PAR VALUE                            27,879,347

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I. Financial Information:

        Item 1.  Financial Statements

                 Consolidated Condensed Balance Sheets -
                    March 31, 1996 and December 31, 1995 ..................    3

                 Consolidated Statements of Income -
                    Three Months Ended March 31, 1996 and 1995 ............    4

                 Consolidated Condensed Statements of Cash Flows -
                    Three Months Ended March 31, 1996 and 1995 ............    5

                 Notes to Consolidated Condensed Financial Statements .....    6

                 Review by Independent Certified Public Accountants .......    9

                 Independent Auditor's Report .............................   10

Signature .................................................................   11

         PART I. FINANCIAL INFORMATION -- ITEM 1. FINANCIAL STATEMENTS
                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                    (UNAUDITED)
                                                                                   ------------    ------------
                                                                                     March 31,     December 31,
                                                                                       1996            1995
                                                                                   ------------    ------------
ASSETS:
Investments:
  Fixed maturities:
     Held for investment, at amortized cost (market $42,090 and $51,354)           $     42,090    $     51,366
     Available for sale, at market (cost $1,649,533 and $1,414,187)                   1,672,242       1,486,985
  Equity securities available for sale, at market (cost $14,202 and $13,707)             16,262          15,172
  Trading securities at market                                                           32,380          86,104
  Mortgage loans on real estate                                                          17,723          36,563
  Policy loans                                                                          124,608         125,179
  Short term investments                                                                136,823         416,953
  Other investments                                                                      47,672          43,937
                                                                                   ------------    ------------
          Total investments                                                           2,089,800       2,262,259
Cash                                                                                     23,270          27,778
Accrued investment income                                                                26,826          30,992
Accounts and notes receivable                                                            33,814          34,842
Investments in unconsolidated affiliates                                                125,566         119,390
Present value of insurance in force                                                     292,020         288,664
Deferred policy acquisition costs                                                       210,692         193,903
Costs in excess of net assets acquired                                                  120,596         121,795
Other assets                                                                            208,355          70,383
                                                                                   ------------    ------------
          Total assets                                                             $  3,130,939    $  3,150,006
                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Policy liabilities                                                               $  2,202,549    $  2,229,047
  Notes payable                                                                         170,271         307,271
  Income taxes, primarily deferred                                                       25,378          24,977
  Other liabilities                                                                      78,965          92,198
                                                                                   ------------    ------------
          Total liabilities                                                           2,477,163       2,653,493
                                                                                   ------------    ------------
Mandatory redeemable preferred stock:
Series B, $.01 par value, $100 redemption value;  authorized, issued and
  outstanding 127,500 shares at March 31, 1996 and December 31, 1995                     13,640          13,307
Series C, $.01 par value, $100 redemption value; authorized, issued and outstanding 178,500 shares at March 31, 1996 and December 31, 1995,
  respectively                                                                           17,117          16,700
Shareholder's Equity:
  Convertible preferred stock, $.01 par value, $50 redemption value;
    authorized issued and outstanding 2,300,000 at March 31, 1996 and
    December 31, 1995, respectively                                                     110,513         110,513
  Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding 28,011,008 shares at March 31, 1996 and 22,879,708 at
    December 31, 1995                                                                       280             229
  Treasury stock                                                                         (3,370)         (3,370)
  Other shareholders' equity                                                            515,596         359,134
                                                                                   ------------    ------------
          Total shareholders' equity                                                    623,019         466,506
                                                                                   ------------    ------------
          Total liabilities and shareholders' equity                               $  3,130,939    $  3,150,006
                                                                                   ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)



                                                                     ------------------------
                                                                         Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        1996          1995
                                                                     ----------    ----------
REVENUES:
  Premiums, principally accident and sickness                        $   64,421    $   60,756
  Interest sensitive product policy charges                              22,669        11,149
  Net investment income                                                  41,334        15,616
  Other income                                                            4,281         1,614
  Net gains (losses) from sale of investments                              (527)         (441)
                                                                     ----------    ----------
     Total revenues                                                     132,178        88,694
                                                                     ----------    ----------
BENEFITS AND EXPENSES:
  Claims incurred                                                        44,326        32,072
  Change in liability for future policy benefits and
    other policy benefits                                                11,490         2,729
  Amortization of present value of insurance in force
    and deferred policy acquisition costs                                14,859         9,420
  Amortization of costs in excess of net assets acquired                  2,030         1,427
  Underwriting and other administrative expenses                         23,632        19,443
  Interest and related debt costs                                         6,057         5,603
                                                                     ----------    ----------
     Total benefits and expenses                                        102,394        70,694
                                                                     ----------    ----------
  Income before income taxes                                             29,784        18,000
  Income taxes                                                            9,630         6,034
                                                                     ----------    ----------
     Income before extraordinary charge                                  20,154        11,966
  Extraordinary loss on retirement of debt, net of tax benefit             (816)         --
                                                                     ----------    ----------
     Net income                                                          19,338        11,966
  Preferred stock dividend requirements                                   2,691           866
                                                                     ----------    ----------
     Net income available to common shareholders'                    $   16,647    $   11,100
                                                                     ==========    ==========

  Net income per share:
  Primary
     Income before extraordinary charge                              $     0.69    $     0.54
     Extraordinary charge                                                 (0.03)         --
                                                                     ----------    ----------
          Net income                                                 $     0.66    $     0.54
                                                                     ==========    ==========
   Fully diluted
     Income before extraordinary charge                              $     0.63
     Extraordinary charge                                                 (0.03)
          Net income                                                 $     0.60
                                                                     ==========

  Common shares used in computing primary earnings per share             25,483        20,455
                                                                     ==========    ==========
  Common shares used in computing fully diluted earnings per share       30,593
                                                                     ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                        ------------------------
                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
Net cash flows from operating activities                $  (11,575)   $   (2,540)
                                                        ----------    ----------
Cash flows from investing activities:
  Purchases of invested assets                            (426,683)      (28,540)
  Sales of invested assets                                 246,015        14,190
  Maturities of invested assets                             39,495         5,849
  Other, primarily short term investments, net             127,764       (17,558)
                                                        ----------    ----------
    Net cash used by investing activities                  (13,409)      (26,059)
                                                        ----------    ----------
Cash flows from financing activities:
  Issuance of common stock                                 155,759        50,781
  Reduction in notes payable                              (137,000)      (29,500)
  Dividends                                                 (3,332)       (1,464)
  Receipts from interest sensitive policies credited
    to policyholder account balances                        27,718        15,093
  Return of policyholder account balances of interest
    sensitive products                                     (22,669)      (11,148)
                                                        ----------    ----------
    Net cash provided by financing activities               20,476        23,762
                                                        ----------    ----------
Decrease in cash                                            (4,508)       (4,837)

Cash at beginning of period                                 27,778        13,037
                                                        ----------    ----------
Cash at end of period                                   $   23,270    $    8,200
                                                        ==========    ==========
Supplemental disclosures:
  Income taxes paid                                     $      829    $    1,907
                                                        ==========    ==========
  Interest paid                                         $    2,757    $    2,879
                                                        ==========    ==========

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








                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

(5) SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

     Through its direct investment in Southwestern Financial Corporation and Subsidiaries, the Company beneficially owns 67.2% of Southwestern Financial Corporation and Subsidiaries' outstanding common stock.

     Financial information for the three-month period ended March 31, 1996 is provided below (unaudited).


                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                  MARCH 31, 1996
                                                                  --------------
ASSETS:
     Invested assets                                                  $1,673,489
     Insurance assets                                                    289,769
     Other assets                                                        136,932
                                                                  --------------
          Total assets                                                $2,100,190
                                                                  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Policy liabilities                                               $1,743,774
     Long-term debt                                                      159,938
     Other liabilities                                                    59,893
     Mandatory redeemable preferred stock                                 31,627
     Shareholders' equity                                                104,958
                                                                  --------------
          Total liabilities and shareholders' equity                  $2,100,190
                                                                  ==============

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1996
                                                             ------------------
REVENUES:
     Policy revenues                                                   $ 62,708
     Net investment income                                               32,386
     Net gains from sale of investments                                     511
     Other income                                                         3,664
                                                             ------------------
          Total revenue                                                  99,269
                                                             ------------------
BENEFITS AND EXPENSES:
     Policyholder benefits                                               64,930
     Amortization                                                          (988)
     Other operating expenses                                            21,500
     Interest expense                                                     3,575
                                                             ------------------
          Total benefits and expenses                                    89,017
                                                             ------------------
     Income before income taxes                                          10,252
     Income tax expense                                                   3,812
                                                             ------------------
     Net income                                                           6,440
     Less dividends on preferred stock                                     (667)
                                                             ------------------
     Net income applicable to common stock                             $  5,773
                                                             ==================

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     The March 31, 1996 and 1995 financial statements included in this Quarterly Report on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 10 of this quarterly report on Form 10-Q.






                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

KPMG Peat Marwick LLP




     150 Fayetteville Street Mall
     Suite 1200
     Post Office Box 29543
     Raleigh, NC 27626-0543


                 Independent Auditor's Review Report



The Board of Directors and Shareholders
PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of income and consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1995 and the related consolidated statements of income, shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1996, we expressed an unqualified opinion on those consolidated statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                 KPMG PEAT MARWICK LLP


May 8, 1996
Raleigh, North Carolina

                                   SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PennCorp Financial Group, Inc.
                                       --------------------------------------
                                                 (The Registrant)







Date: July 12, 1996                    By: /s/ James P. McDermott
                                          -----------------------------------
                                           James P. McDermott
                                           Senior Vice President