Form 10-Q
period 1996-06-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1996-08-14
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            June 30, 1996
                                ------------------------------------------------


                     Commission file number    1-11422
                                             -------------


                        PennCorp Financial Group, Inc.
- --------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


     Delaware                                             13-3543540
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                     745 Fifth Avenue, New York, New York 10151
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code       (212) 832-0700
                                                      --------------------


- --------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          If Changes Since Last Report


         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X   No
                                             ----     ----


         Indicate the number of shares outstanding of each of the Issuer's common stock, as of the latest practicable date.


               Class                                   August 12, 1996
- ----------------------------------          ------------------------------------
   Common Stock, $.01 Par Value                           28,401,334

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                               Page No.
                                                                                                               --------
PART I.        FINANCIAL INFORMATION:

               Item 1.    Financial Statements

                          Consolidated Condensed Balance Sheets -
                                June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .   3

                          Consolidated Statements of Income -
                                Three-Month and Six-Month Periods Ended
                                June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                          Consolidated Condensed Statements of Cash Flows -
                                Six-Month Period Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .   5

                          Notes to Unaudited Consolidated Condensed Financial Statements  . . . . . . . . . . . .   6

                          Review by Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . .  10

                          Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

               Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . .  12

PART II.       OTHER INFORMATION:

               Item 1.    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

               Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                        PART I. -- FINANCIAL INFORMATION
                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                      (UNAUDITED)
                                                                                    ---------------      -------------
                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         1996                  1995
                                                                                    ---------------      -------------
 ASSETS:
 Investments:
     Fixed maturities:
          Held for investment, at amortized cost (market $38,122 and $51,354)       $        38,371      $      51,366
          Available for sale, at market (cost $1,754,552 and $1,649,533)                  1,756,966          1,486,985
     Equity securities available for sale, at market (cost $14,131 and $14,202)              16,263             15,172
     Trading securities, at market                                                           32,406             86,104
     Mortgage loans on real estate                                                           20,267             36,563
     Policy loans                                                                           125,010            125,179
     Short term investments                                                                 141,451            416,953
     Other investments                                                                       55,084             43,937
                                                                                    ---------------      -------------
          Total investments                                                               2,185,818          2,262,259
 Cash                                                                                        18,742             27,778
 Accrued investment income                                                                   31,790             30,992
 Accounts and notes receivable                                                               40,770             34,842
 Investments in unconsolidated affiliates                                                   110,428            119,390
 Present value of insurance in force                                                        314,245            288,664
 Deferred policy acquisition costs                                                          224,701            193,903
 Costs in excess of net assets acquired                                                     122,077            121,795
 Other assets                                                                                79,747             70,383
                                                                                    ---------------      -------------
          Total assets                                                              $     3,128,318      $   3,150,006
                                                                                    ===============      =============
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Liabilities:
     Policy liabilities                                                             $     2,190,674      $   2,229,047
     Notes payable                                                                          174,209            307,271
     Income taxes, primarily deferred                                                        18,132             24,977
     Other liabilities                                                                       92,698             92,198
                                                                                    ---------------      -------------
          Total liabilities                                                               2,475,713          2,653,493
                                                                                    ---------------      -------------
 Mandatory redeemable preferred stock:
 Series B, $.01 par value, $100 redemption value; authorized, issued and
     outstanding 127,500 shares at June 30, 1996 and December 31, 1995                       13,980             13,307
 Series C, $.01 par value, $100 redemption value; authorized, issued and
     outstanding 178,500 shares at June 30, 1996 and December 31, 1995,                      17,545             16,700
     respectively.
 Shareholders' Equity:
     Convertible preferred stock, $.01 par value, $50 redemption value;
          authorized issued and outstanding 2,300,000 at June 30, 1996 and
          December 31, 1995, respectively.                                                  110,513            110,513
     Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding 28,093,245 shares at June 30, 1996 and 22,879,708 at
          December 31, 1995                                                                     281                229
     Treasury stock                                                                          (3,370)            (3,370)
     Other shareholders' equity                                                             513,656            359,134
                                                                                    ---------------      -------------
          Total shareholders' equity                                                        621,080            466,506
                                                                                    ---------------      -------------
          Total liabilities and shareholders' equity                                $     3,128,318      $   3,150,006
                                                                                    ===============      =============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS.

               PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                 (UNAUDITED)

                                                                      ---------------------------       ---------------------------
                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      ---------------------------       ---------------------------
                                                                         1996            1995              1996            1995
                                                                      ---------        ----------       -----------      ----------
 REVENUES:
     Premiums, principally accident and sickness                      $  62,759        $   57,307       $   127,180      $  118,063
     Interest sensitive product policy charges                           22,675            10,419            45,344          21,568
     Net investment income                                               43,081            15,576            84,415          31,192
     Other income                                                         4,954             5,366             9,235           6,980
     Net gains (losses) from sale of investments                          3,955                62             3,428            (379)
                                                                      ---------        ----------       -----------      ----------
              Total revenues                                            137,424            88,730           269,602         177,424
                                                                      ---------        ----------       -----------      ----------
 BENEFITS AND EXPENSES:
     Claims incurred                                                     45,355            29,674            89,681          61,746
     Change in liability for future policy benefits and
         other policy benefits                                           10,251               (83)           21,741           2,646
     Amortization of present value of insurance in force
         and deferred policy acquisition costs                           13,405            10,048            28,264          19,468
     Amortization of costs in excess of net assets
         acquired                                                         1,650             1,448             3,680           2,875
     Underwriting and other administrative expenses                      24,237            20,342            47,869          39,785
     Interest and related debt costs                                      4,321             4,403            10,378          10,006
                                                                      ---------        ----------       -----------      ----------
              Total benefits and expenses                                99,219            65,832           201,613         136,526
                                                                      ---------        ----------       -----------      ----------
              Income before income taxes and
                  extraordinary charge                                   38,205            22,898            67,989          40,898
     Income taxes                                                        12,288             7,876            21,918          13,910
                                                                      ---------        ----------       -----------      ----------
              Income before extraordinary charge                         25,917            15,022            46,071          26,988
     Extraordinary charge, net of tax benefit                                --                --              (816)             --
                                                                      ---------        ----------       -----------      ----------
              Net income                                                 25,917            15,022            45,255          26,988
     Preferred stock dividend requirements                                2,709               859             5,400           1,725
                                                                      ---------        ----------       -----------      ----------
              Net income available to common shareholders             $  23,208        $   14,163       $    39,855      $   25,263
                                                                      =========        ==========       ===========      ==========

     Net income per share:
     Primary:
         Income before extraordinary charge                           $    0.80        $     0.60       $      1.49      $     1.14
         Extraordinary charge                                                --                --             (0.03)             --
                                                                      ---------        ----------       -----------      ----------
              Net income                                              $    0.80        $     0.60       $      1.46      $     1.14
                                                                      =========        ==========       ===========      ==========
     Fully diluted:
         Income before extraordinary charge                           $    0.73                         $      1.37
         Extraordinary charge                                                --                               (0.03)
                                                                      ---------                         -----------
              Net income                                              $    0.73                         $      1.34
         earnings per share                                           =========                         ===========
     Common shares used in computing primary earnings                    29,139            23,721            27,301          22,071
         per share                                                    =========        ==========       ===========      ==========



     Common shares used in computing fully diluted                       34,256                              32,419
         earnings per share                                           =========                         ===========



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS.

               PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      -------------------------------
                                                                                          1996                1995
                                                                                      -------------      ------------
 Net cash flows from operating activities                                             $      31,936      $    (12,732)
                                                                                      -------------      ------------
 Cash flows from investing activities:
     Purchases of invested assets                                                          (665,393)          (57,764)
     Sales of invested assets                                                               369,328            56,153
     Maturities of invested assets                                                           45,515            12,941
     Other, primarily short term investments, net                                           262,413           (22,391)
                                                                                      -------------      ------------
          Net cash used by investing activities                                              11,863           (11,061)
                                                                                      -------------      ------------
 Cash flows from financing activities:
     Issuance of common stock                                                               155,759            50,781
     Additional borrowings                                                                   20,000             1,500
     Reduction in notes payable                                                            (157,000)          (32,000)
     Dividends on preferred stock                                                            (6,634)           (1,464)
     Receipts from interest sensitive policies credited to policyholder account
          balances                                                                           51,695            32,105
     Return of policyholder account balances on interest sensitive products                (117,352)          (20,916)
     Other, net                                                                                 697              (420)
                                                                                      -------------      ------------
          Net cash provided by financing activities                                         (52,835)           29,586
                                                                                      -------------      ------------
 Increase (decrease) in cash                                                                 (9,036)            5,793
 Cash at beginning of period                                                                 27,778            13,037
                                                                                      -------------      ------------
 Cash at end of period                                                                $      18,742      $     18,830
                                                                                      =============      ============
 Supplemental disclosures:
     Income taxes paid                                                                $       3,183      $      4,522
                                                                                      =============      ============
     Interest paid                                                                    $       9,418      $     10,640
                                                                                      =============      ============

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

         (B)     Basis of Presentation

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

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, none of which are other than normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the six-month periods ended June 30, 1996, and 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

(2)      COMMON STOCK

         On March 5, 1996, the Company consummated the sale of 5,131,300 shares of common stock ("the March offering"). Net proceeds from the offering were $155,759 and the effect on the Company's financial position was to increase common stock by $51 and additional paid in capital by $155,708.

(3)      EXTRAORDINARY CHARGE

         The Company utilized $137,000 of proceeds from the March offering to retire certain indebtedness of the Company and its subsidiaries. As a result of the early retirement of such indebtedness and the resulting write-off of deferred financing costs, the Company realized an after-tax extraordinary charge of $816 for the six-month period ended June 30, 1996. If the retirement of debt and issuance of common stock had occurred at the beginning of the period, primary earnings per share would have decreased $0.03 and fully diluted earnings per share would have decreased $0.02.

(4)      KNIGHTSBRIDGE

         In early 1995, with the authorization of the Company's Board of Directors, David J. Stone, Chairman of the Board and CEO and Steven W. Fickes, President and CFO of the Company, organized Knightsbridge Capital Fund I, L.P. ("the Knightsbridge Fund") to raise capital to make equity and equity-linked investments in companies engaged primarily in the life insurance industry. Following its creation, the Knightsbridge Fund received subscriptions for $92,000 in limited partnership interests, including a $15,000 subscription by the Company. The limited partners of the Knightsbridge Fund also include affiliates of 10 leading domestic and international banking organizations.

         In early 1996, Messrs. Stone and Fickes began discussions with the Board of Directors of the Company on a means of consolidating their outside business interests, including the Knightsbridge Fund, under the Company. Subsequently, Messrs. Stone and Fickes and the members of the Knightsbridge Committee (a committee of the Board composed of the Company's non-employee Directors formed to evaluate all transactions submitted to the Company by the Knightsbridge Fund) and Compensation Committee of the Board of Directors developed a plan to enable the Company to manage the Knightsbridge Fund and to provide Messrs. Stone and Fickes with a compensation program that offers them compensation opportunities with economic interests aligned with shareholders generally and that provided incentives for each to make a long-term commitment to the Company.

         The Company has agreed to acquire Messrs. Stone's and Fickes' interests in the Knightsbridge Fund and its manager, Knightsbridge Management, L.L.C., for $10,000 (in the form of five year note of the Company that is mandatorily convertible at maturity into 338,983 shares of the Company's common stock). That transaction requires, among other things, receipt of a fairness opinion from Smith Barney Inc. and stockholder approval.

         In addition, in light of the proposed restructuring of the Company's relationship with the Knightsbridge Fund, and as a result of the absence of the timing pressures and structural constraints imposed by I.C.H. Corporation (collectively, with certain of its subsidiaries, "ICH") in connection with the acquisition of Southwestern Life Insurance Company ("SWLIC") and Union Bankers Insurance Company ("UBIC") from ICH in December 1995 and the improvement in the Company's leverage ratio as a result of its February 1996 Common Stock offering, the Company intends to enter into negotiations to acquire the outstanding minority interests in Southwestern Financial Corporation, the entity formed by the Company and the Knightsbridge Fund to acquire SWLIC and UBIC. There can be no assurance, however, that such negotiations will be successful and, if successful, what the price, terms and conditions of such acquisition will be.





                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

(5)      SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

         Through its direct investment in Southwestern Financial Corporation and Subsidiaries, the Company beneficially owns 74.8% of the economic interest in Southwestern Financial Corporation and Subsidiaries'.

         Financial information for the six-month period ended June 30, 1996 is provided below (unaudited).


                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                                          JUNE 30, 1996
                                                                                                           ------------
 ASSETS:
       Invested assets                                                                                     $  1,649,449
       Insurance assets                                                                                         310,285
       Other assets                                                                                             127,891
                                                                                                           ------------
              Total assets                                                                                 $  2,087,625
                                                                                                           ============
 LIABILITIES AND SHAREHOLDERS' EQUITY:
       Policy liabilities                                                                                  $  1,723,260
       Long-term debt                                                                                           159,875
       Other liabilities                                                                                         63,217
       Mandatory redeemable preferred stock                                                                      32,472
       Shareholders' equity                                                                                     108,801
                                                                                                           ------------
              Total liabilities and shareholders' equity                                                   $  2,087,625
                                                                                                           ============


                  CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                                                        SIX MONTHS ENDED
                                                                                                          JUNE 30, 1996
                                                                                                           ------------
 REVENUES:
       Policy revenues                                                                                     $    124,816
       Net investment income                                                                                     64,723
       Net losses from sale of investments                                                                           (9)
       Other income                                                                                               7,515
                                                                                                           ------------
              Total revenues                                                                                    197,045
                                                                                                           ------------
 BENEFITS AND EXPENSES:
       Policyholder benefits                                                                                    128,389
       Amortization                                                                                              12,015
       Other operating expenses                                                                                  29,790
       Interest expense                                                                                           7,010
                                                                                                           ------------
              Total benefits and expenses                                                                       177,204
                                                                                                           ------------
              Income before income taxes                                                                         19,841
       Income tax expense                                                                                         7,254
                                                                                                           ------------
                  Net income                                                                                     12,587
       Preferred stock dividend requirements                                                                     (1,347)
                                                                                                           ------------
              Net income applicable to common shareholders                                                 $     11,240
                                                                                                           ============

(6)      SUBSEQUENT EVENTS

         On July 24, 1996, the Company acquired United Companies Life Insurance Company ("UC Life") from United Companies Financial Corporation ("UC Financial"), (the "UC Life Acquisition"), for $167,600 (excluding estimated expenses to be incurred of $10,000), consisting of $100,300 in cash paid by the Company and a $10,000 cash dividend paid by, and certain real estate and other assets distributed by, UC Life to UC Financial immediately prior to the closing of the UC Life Acquisition.

         In connection with the UC Life Acquisition, UC Financial purchased a convertible note of the Company in the principal amount of $14,999 and immediately converted the note into 483,837 shares of common stock. Immediately following the UC Life Acquisition, the Company contributed $57,300 in cash to UC Life, which represented the market value of the real estate and other assets (but excluded the $10,000 cash dividend) distributed by UC Life to UC Financial.

         On August 5, 1996, the Company consummated the sale of 2,875,000 shares of its $3.50 Series II Convertible Preferred Stock (the "$3.50 Series II offering"). Net proceeds from the offering were $139.0 million. Each share of $3.50 Series II convertible preferred stock has a liquidation preference of $50.00 and is convertible at the option of the holder after November 5, 1996 into 1.4327 shares of common stock. Net proceeds from the $3.50 Series II offering were used to repay funds borrowed under the Company's revolving credit facility to complete the UC Life Acquisition.





                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      The June 30, 1996 and 1995 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

      The report of KPMG Peat Marwick LLP commenting upon their review is included on page 11.





                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                       [KPMG PEAT MARWICK LLP LETTERHEAD]

                      Independent Auditors' Review Report

The Board of Directors and Shareholders
PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of June 30, 1996, the consolidated statements of income for the three and six-month periods ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

August 9, 1996
Raleigh, North Carolina

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995 and the Company's 1995 Annual Report to Shareholders.

      The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and related notes of this Quarterly Report on Form 10-Q.

      Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements below that relate to future plans, events or performances are forward-looking statements that involve a number of risks or uncertainties. Among those items that could adversely affect the Company's financial condition, results of operations and cash flows are the following: changes in regulations affecting insurance companies, interest rates, the federal income tax code (to the extent the Company's product mix includes tax deferred accumulation products), the ratings assigned to the Company's insurance subsidiaries by independent rating organizations such as A.M. Best (which the Company believes are particularly important to the sale of annuity and other accumulation products) and unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1996, cash provided by operations was $31.9 million compared to cash used by operations of $12.7 million for the six-month period ended June 30, 1995. Integon Life provided $42.5 million in 1996, consisting primarily of investment income. Excluding Integon Life for the six month period of 1996, cash flow from operations improved by $2.1 million when compared to the six month period ended June 30, 1995. This improvement was due primarily to lower interest payments in 1996 of $8.9 million compared to $10.6 million of interest payments during the first six months of 1995. Claim payments were $8.5 million higher during the first six months of 1996 which was offset by $2.9 million of additional collected premium and $6.0 million of additional investment income.

RESULTS OF OPERATIONS

      Policy Revenue. Total policy revenue for the six months ended June 30, 1996 increased 23.6% to $172.5 million from $139.6 million for the comparable period ended June 30, 1995. Life product revenue increased $37.3 million while fixed benefit accident and sickness product revenue declined by $4.4 million to $85.9 million. The significant increase in revenue from life products was due primarily to the inclusion of $34.8 million in revenue from Integon Life, excluding OLIC. The decline in policy revenue from accident and sickness products was primarily attributable to the Company's decision during 1995 to discontinue new business production of certain disability income products. In addition, policy revenue from Penn Life and OLIC closed blocks of business declined approximately $800,000 for the six-month period ended June 30, 1996 when compared to 1995 while policy revenue from foreign operations (primarily Canada) increased 10.5% or approximately $2.0 million. Policy revenue expressed in Canadian dollars increased 8.8% or $2.3 million (Canadian). The higher growth rate in foreign operations revenues reported in U.S. dollars resulted from the strengthening of the Canadian dollar which advanced against the U.S. dollar by approximately 1.6 percent.

      For the three-month period ended June 30, 1996 total policy revenue increased 26.2% to $85.4 million from $67.7 million for the comparable three-month period ended June 30, 1995. The $17.7 million increase included $17.2 million of additional life product policy revenue from Integon Life, excluding OLIC. The remainder of the growth in policy revenue was derived from increased life sales of approximately $2.8 million offset by a decline in fixed benefit revenue of $2.3 million.

      Net Investment Income. Net investment income for the six months ended
June 30, 1996 was $84.4 million compared to $31.2 million for the six months ended June 30, 1995. Of the $53.2 million increase in investment income, $51.6 million of the increase was attributable to the addition of Integon Life, excluding OLIC. The remainder of the increase was due to a slightly larger invested asset base and an improvement in the mix of invested assets toward higher yielding assets. Investment yield based upon weighted average amount of invested assets outstanding each period, was approximately 7.6% and 7.3% for the six-month periods ended June 30, 1996 and 1995, respectively.

      Investment income for the three-month period ending June 30, 1996 increased substantially to $43.1 million from $15.6 million for the comparable period in 1995. Substantially all the increase was attributable to Integon with weighted average yields, excluding Integon Life, remaining level at 7.3% for both periods.

      Other Income. Included in other income for the six- and three-month periods, ended June 30, 1996, is income resulting from the Company's 74.8% equity in the undistributed earnings of Southwestern Financial Corporation of $8.4 million and $4.1 million, respectively (see Note 5 of Notes to Consolidated Condensed Financial Statements). For the six- and three-month periods ended June 30, 1995 included in other income is from the Company's 49% equity in undistributed earnings of Integon Life, excluding OLIC of $3.2 million and $1.5 million, respectively.

      In conjunction with the Company's acquisition and investment activities, management is regularly presented with investment opportunities to invest in substantially undervalued securities in corporations which will likely undertake some form of restructuring. In 1995, the Company established a trading security account for such investments. Included in other income for the six- and three-month periods ended June 30, 1996, are gains and (losses) of ($219,000) and $295,000 resulting from such activities, compared to $3.1 million of gains for the six- and three-month periods ended June 30, 1995, respectively.

      Claims Incurred. Claims incurred for the six months ended June 30, 1996 increased 45.2% to $89.7 million from $61.7 million for the six-month period ended June 30, 1995. The increase in claims incurred is attributable to $30.0 million of claims from Integon Life, excluding OLIC offset by a $1.2 decline in claims incurred from discontinued blocks of Penn Life business.

      For the three-month period ended June 30, 1996, claims incurred increased 52.8% to $45.4 million from $29.7 million for the comparable period in 1995.
Of the $15.7 million increase, $15.0 million is attributable to Integon Life, excluding OLIC. The remainder of the increase is primarily attributable to higher accident and sickness related claims for Professional offset by declines in closed blocks of business claim costs.

      Underwriting and Other Administrative Expenses. For the six-month period ended June 30, 1996, underwriting and other administrative expenses increased 20.3% to $47.9 million from $39.8 million for the six months ended June 30, 1995. The increase is primarily attributable to the inclusion of $6.1 million of expenses from Integon Life, excluding OLIC combined with expenses incurred with the outsourcing of certain data process in services to The Continuum Company ("TCC"). The Company entered an agreement with TCC on January 1, 1996 in which TCC will assume responsibility for a substantial portion of the Company's data processing by March 1997. The Company anticipates that, in the long term, this agreement will significantly reduce its data processing costs. During the six-month period ended June 30, 1996, the Company incurred expenses of $2.0 million related to the TCC agreement.

      Underwriting and other administrative expenses increased by $3.9 million to $24.2 million for the three-month period ended June 30, 1996 when compared to $20.3 million for the same period of 1995. Approximately $4.2 million was attributable to Integon Life, excluding OLIC and $1.0 million of additional expense was resulted from the TCC contract. Offsetting these increases was a $1.3 million decrease primarily attributable to lower non-deferrable commission costs at Penn Life.

      Interest and Related Debt Costs. For the six-month period ended June 30, 1996, interest and amortization of deferred debt issuance costs increased to $10.4 million from $10.0 million for the comparable 1995 period. This increase was the result of the Company's investment in Southwestern Financial Corporation which added interest costs of $1.7 million. Offsetting the increase was a $1.3 million decrease in interest costs relating to the Company's previously outstanding line of credit. The effective interest rates on the Company's $150 million Senior Subordinated Notes, for the six-month periods ending June 30, 1996 and 1995, were unchanged at 9.5 percent. Total interest expense, however, decreased $100,000 for the 1996 three-month period reflecting a $1.0 million decline of interest expense related to the AATX credit facility.

      Income Taxes. The effective tax rate for the six- and three-month periods ended June 30, 1996 was approximately 33% compared to 34% for the six months ended June 30, 1995 and 34% for the three months ended June 30, 1995. The effective tax rates for the current periods are less than the effective tax rates for the prior periods because of the inclusion in 1996 of undistributed earnings of an unconsolidated affiliates that are not subject to tax.

                          PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company is a party to various pending or threatened legal actions arising in the ordinary course of business. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse affect on the Company's financial position or results of operations if resolved against the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Numbers
         -------
           10.1      Form of Registration Rights Agreement relating to up to 2,875,000 shares of $3.50 Series II
                     Convertible Preferred Securities by and among PennCorp Financial Group, Inc. and Smith Barney Inc.,
                     Donaldson, Lufkin & Jenrette Securities Corporation and Merrill  Lynch, Pierce, Fenner & Smith
                     Incorporated, dated as of August 2, 1996.

           11.1      Computation of earning per share

           15.1      Independent Auditor's Report*

           27        Financial Data Schedule

- ---------------------
* Such exhibit is incorporated by reference to page 11 of this Form 10-Q.


(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 1996.





                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PennCorp Financial Group, Inc.
                                         ---------------------------------------
                                                    (The Registrant)



Date:  August 14, 1996                   By:/s/Steven W. Fickes
                                            ------------------------------------
                                            Steven W. Fickes
                                            President and Chief Financial
                                            Officer (Authorized officer and
                                            principal accounting and financial
                                            officer of the Registrant)

                               INDEX TO EXHIBITS

Exhibit
Numbers
- -------
  10.1         Form of Registration Rights Agreement relating to up to 2,875,000 shares of $3.50 Series II
               Convertible Preferred Securities by and among PennCorp Financial Group, Inc. and Smith Barney Inc.,
               Donaldson, Lufkin & Jenrette Securities Corporation and Merrill  Lynch, Pierce, Fenner & Smith
               Incorporated dated as of August 2, 1996.

  11.1         Computations of earnings per share

  15.1         Independent Auditor's Report *

  27           Financial Data Schedule


               * Such exhibit is incorporated by reference to page 11 of this Form 10-Q