Form 10-Q
period 1996-09-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1996-11-14
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------


                                   FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                                ------------------------------------------------



                         Commission file number 1-11422
                                               ---------


                         PennCorp Financial Group, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                      13-3543540
-------------------------------------------------------------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

 745 Fifth Avenue, New York, New York                            10151
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code       (212) 832-0700
                                                   ----------------------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days           Yes   x    No
                                                        ---      ---

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.


                Class                         November 13, 1996
    ----------------------------              -----------------
    Common Stock, $.01 Par Value                 28,440,969

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                                              Page
                                                                                                                               No.
PART I.         FINANCIAL INFORMATION:

                Item 1.    Financial Statements

                           Consolidated Condensed Balance Sheets -
                                    September 30, 1996 and December 31, 1995...................................................  3

                           Consolidated Statements of Income -
                                    Three Months and Nine Months Ended
                                    September 30, 1996 and 1995................................................................  4

                           Consolidated Condensed Statements of Cash Flows -
                                    Nine Months Ended September 30, 1996 and 1995..............................................  5

                           Notes to Unaudited Consolidated Condensed Financial Statements......................................  6

                           Review by Independent Certified Public Accountants.................................................  10

                           Independent Auditors' Report.......................................................................  11

                Item 2.    Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations.............................................  12

PART II.        OTHER INFORMATION:

                Item 1.    Legal Proceedings..................................................................................  14

                Item 4.    Submission of Matters to a Vote of Security-Holders..................................................14

                Item 6.    Exhibits and Reports on Form 8-K...................................................................  15

                SIGNATURE           ........................................................................................... 16

                INDEX TO EXHIBITS   ........................................................................................... 17

                        PART I. -- FINANCIAL INFORMATION

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                                     Unaudited
                                                                                                   -------------      ------------
                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1996               1995
                                                                                                   -------------      ------------
ASSETS:
Investments:
     Fixed maturities:
         Held for investment, at amortized cost (market $93,813 and $51,354)                       $     92,850       $     51,366
         Available for sale, at market (cost $2,828,239 and $1,649,533)                               2,848,179          1,486,985
     Equity securities available for sale, at market (cost $14,765 and $14,202)                          17,047             15,172
     Trading securities, at market                                                                       29,506             86,104
     Mortgage loans on real estate                                                                      246,127             36,563
     Policy loans                                                                                       145,638            125,179
     Short term investments                                                                             232,107            416,953
     Other investments                                                                                   61,465             43,937
                                                                                                   ------------       ------------
         Total investments                                                                            3,672,919          2,262,259
Cash                                                                                                     13,323             27,778
Accrued investment income                                                                                43,831             30,992
Accounts and notes receivable                                                                            46,014             34,842
Investment in unconsolidated affiliates                                                                 119,572            119,390
Present value of insurance in force                                                                     362,800            288,664
Deferred policy acquisition costs                                                                       248,109            193,903
Costs in excess of net assets acquired                                                                  139,397            121,795
Other assets                                                                                            124,449             70,383
                                                                                                   ------------       ------------
         Total assets                                                                              $  4,770,414       $  3,150,006
                                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
     Policy liabilities                                                                            $  3,605,051       $  2,229,047
     Notes payable                                                                                      184,855            307,271
     Income taxes, primarily deferred                                                                    30,404             24,977
     Other liabilities                                                                                  121,618             92,198
                                                                                                   ------------       ------------
         Total liabilities                                                                            3,941,928          2,653,493
                                                                                                   ------------       ------------

Mandatory redeemable preferred stock:
     Series B, $.01 par value, $100 redemption value; authorized, issued and outstanding
         127,500 shares at September 30, 1996 and December 31, 1995, respectively                        14,330             13,307
         shares at September 30, 1996 and December 31, 1995, respectively
     Series C, $.01 par value, $100 redemption value; authorized, issued and outstanding
         178,500 shares at September 30, 1996 and December 31, 1995, respectively                        17,981             16,700


Shareholders' Equity:
     Convertible preferred stock, $.01 par value, $50 redemption value; authorized, issued and outstanding 2,300,000 shares at September 30, 1996 and December 31, 1995,
         respectively                                                                                   110,513            110,513
     Series II Convertible preferred stock, $.01 par value, $50 redemption value; authorized
         issued and outstanding 2,875,000 shares at September 30, 1996                                  139,157               --
     Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding
         28,610,906 shares at September 30, 1996 and 22,879,708 at December 31, 1995                        286                229
     Treasury stock                                                                                      (3,370)            (3,370)
     Other shareholders' equity                                                                         549,589            359,134
                                                                                                   ------------       ------------
         Total shareholders' equity                                                                     796,175            466,506
                                                                                                   ------------       ------------
         Total liabilities and shareholders' equity                                                $  4,770,414       $  3,150,006
                                                                                                   ============       ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                                        -------------------------       -------------------------
                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        -------------------------       -------------------------
                                                                           1996            1995            1996            1995
                                                                        ---------        --------       ---------        --------
REVENUES:
     Premiums, principally accident and sickness                        $  62,237        $ 58,309       $ 189,417        $176,372
     Interest sensitive product policy charges                             22,408          18,264          67,752          39,832
     Net investment income                                                 60,878          34,630         145,293          65,822
     Other income                                                           6,191           8,119          15,426          15,099
     Net gains (losses) from sale of investments                           (3,344)            790              84             411
                                                                        ---------        --------       ---------        --------
              Total revenues                                              148,370         120,112         417,972         297,536
                                                                        ---------        --------       ---------        --------

BENEFITS AND EXPENSES:
     Claims incurred                                                       47,443          38,903         137,124         100,649
     Change in liability for future policy benefits and other
       policy benefits                                                     24,719           8,667          46,460          11,313
     Amortization of present value of insurance in force and
       deferred policy acquisition costs                                   13,754          11,145          42,018          30,613
     Amortization of costs in excess of net assets acquired                 2,109           1,724           5,789           4,599
     Underwriting and other administrative expenses                        22,125          23,046          69,994          62,831
     Interest and related debt costs                                        4,781           4,488          15,159          14,494
                                                                        ---------        --------       ---------        --------
              Total benefits and expenses                                 114,931          87,973         316,544         224,499
                                                                        ---------        --------       ---------        --------
              Income before income taxes and extraordinary charge          33,439          32,139         101,428          73,037
     Income taxes                                                          10,875          11,441          32,793          25,351
                                                                        ---------        --------       ---------        --------
              Income before extraordinary charge                           22,564          20,698          68,635          47,686
     Extraordinary charge, net of tax benefit                                (322)           --            (1,138)
                                                                        ---------        --------       ---------        --------
              Net income                                                   22,242          20,698          67,497
     Preferred stock dividend requirements                                  4,236           1,958           9,636           3,683
                                                                        ---------        --------       ---------        --------
              Net income available to common shareholders'              $  18,006        $ 18,740       $  57,861        $ 44,003
                                                                        =========        ========       =========        ========

     Net income per share:
     Primary:
         Income before extraordinary charge                             $    0.62        $   0.79       $    2.10        $   1.94
         Extraordinary charge                                           $   (0.01)       $   --         $   (0.04)       $   --
                                                                        =========        ========       =========        ========
              Net income                                                $    0.61        $   0.79       $    2.06        $   1.94
                                                                        =========        ========       =========        ========
     Fully diluted:
         Income before extraordinary charge                             $    0.59        $   0.73       $    1.95        $   1.87
         Extraordinary charge                                           $   (0.01)       $   --         $   (0.03)       $   --
                                                                        =========        ========       =========        ========
              Net income                                                $    0.58        $   0.73       $    1.92        $   1.87
                                                                        =========        ========       =========        ========

     Common shares used in computing primary earnings per share            29,497          23,797          28,038          22,693
                                                                        =========        ========       =========        ========
     Common shares used in computing fully diluted earnings per            37,102          27,682          33,993          24,249
         share                                                          =========        ========       =========        ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  ----------------------------------
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                  ----------------------------------
                                                                                                      1996                  1995
                                                                                                  --------------        ------------
Net cash flows from operating activities                                                          $      149,071        $    19,221
                                                                                                  --------------        -----------
Cash flows from investing activities:

     Cash expended in acquisition of business, net of cash acquired of $14,901
         and $277, and cash contributed of $57,306 and $0                                               (182,215)           (16,860)

     Purchases of invested assets                                                                       (771,569)          (115,026)

     Sales of invested assets                                                                            503,633            127,393

     Maturities of invested assets                                                                        59,678             25,929

     Other, primarily short term investments, net                                                        240,196            (96,995)
                                                                                                  --------------        -----------
         Net cash used by investing activities                                                           (93,018)           (75,559)
                                                                                                  --------------        -----------
Cash flows from financing activities:

     Issuance of common stock                                                                            156,078             51,381

     Additional borrowings                                                                               188,999             23,500

     Reduction in notes payable                                                                         (300,354)           (91,214)

     Dividends on stock                                                                                  (10,030)            (1,464)

     Redemption of preferred stock                                                                          --              (34,954)

     Issuance of preferred stock                                                                         139,147            110,513

     Receipts from interest sensitive policies credited to policyholder account balances                 104,380             46,227

     Return of policyholder account balances on interest sensitive products                             (239,119)           (44,485)

     Decrease in repurchase agreement                                                                    (52,839)              --

     Other, net                                                                                              479               (647)
                                                                                                  --------------        -----------
         Net cash (used) provided by financing activities                                                (13,249)            58,857
                                                                                                  --------------        -----------
Increase (decrease) in cash                                                                               14,455              2,519

Cash at beginning of period                                                                               27,778             13,037
                                                                                                  --------------        -----------

Cash at end of period                                                                             $       13,323        $    15,556
                                                                                                  ==============        ===========
Supplemental disclosures:

     Income taxes paid                                                                            $        3,967        $     5,868
                                                                                                  ==============        ===========
     Interest paid                                                                                $       11,153        $    11,964
                                                                                                  ==============        ===========

     Non-cash financing activities:

         Debt assumed with acquisition                                                                      --          $    38,214
                                                                                                  ==============        ===========
         Securities issued or exchanged in conjunction with acquisition                           $       14,999             28,750
                                                                                                  ==============        ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Business and Organization

     PennCorp Financial Group, Inc. (the "Company") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") and Executive Fund Life Insurance ("EFLIC") (PLIC and EFLIC collectively referred to herein as "Penn Life" (effective July 1, 1996, EFLIC was merged into PLIC) and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, Penn Life, Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), United Companies Life Insurance Company ("UC Life"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to herein as "AATX"), Salem Life Insurance Corporation ("SLIC") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC"), Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC"), (SLIC and its wholly-owned subsidiaries collectively referred to herein as "Integon Life") and PLAIC, the Company is a low cost provider of life insurance and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents and payroll deduction programs, and are targeted primarily to middle income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts and traditional whole life and universal life insurance with low face amounts, each of which demonstrates stable risk characteristics. With the acquisition of UC Life (as defined in Note 4), the Company added a portfolio of annuity products which are actively marketed through independent general agents and financial institutions.

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, none of which are other than normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine-month periods ended September 30, 1996, and 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

(2)  COMMON STOCK

     On March 5, 1996, the Company consummated the sale of 5,131,300 shares of common stock in a public offering ("the March Offering"). Net proceeds from the offering were $155,759 and the effect on the Company's financial position was to increase common stock by $51 and additional paid in capital by $155,708.

     As part of the consideration paid to UC Life's former parent company (United Companies Financial Corporation "UC Financial") the Company issued a convertible note in the principal amount of $14,999 which was immediately converted by UC Financial into 483,839 shares of common stock ("UC Financial shares"). The conversion ratio for the note was established based upon a prior 30 day average closing share price for the Company's common stock. In connection with the transaction, the Company has agreed to file with the Securities and Exchange Commission a Shelf Registration Statement by November 21, 1996.

(3)  CONVERTIBLE PREFERRED STOCK

     On August 7, 1996, the Company consummated the sale of 2,875,000 shares of its $3.50 Series II Convertible Preferred Stock (the "$3.50 Series II offering"). Gross proceeds of the $3.50 Series II offering were 143,750 which were offset by $3,968 of discounts and commissions and $625 of expenses resulting in net proceeds from the offering of approximately $139,157. Each share of $3.50 Series II Convertible Preferred Stock has a liquidation preference of $50.00 and its convertible at the option of the holder after November 5, 1996 into 1.4327 shares of common stock. Net proceeds from the $3.50 Series II offering were used to repay funds borrowed under the Company's revolving credit facility to complete the UC Life Acquisition (as defined in Note 4 below).

     The $3.50 Series II Convertible Preferred Stock and the underlying common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and, unless so registered, may not be offered or sold within the United States or to, or for the account or benefit of, U.S. persons (as such terms are defined under the Securities
Act) except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Accordingly, the $3.50 Series II Convertible Preferred Stock and the underlying common stock were offered and sold only (a) to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in reliance on Rule 144A, (b) to a limited number of other accredited investors" as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act that are institutional investors and that, prior to their purchase of the convertible preferred stock, delivered to the initial purchasers a letter containing certain representations and agreements and (c) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. The underwriters for this offering were Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co.

(4)  UC LIFE ACQUISITION

     In January 1996, Knightsbridge Capital Fund I L.L.P. (the "Knightsbridge Fund"), a private investment fund organized by David J. Stone and Steven W. Fickes, the Company's two most senior executive officers, formed an entity which entered into an agreement to purchase UC Life from UC Financial. In connection with the Knightsbridge Fund transactions, which are described in
Note 6, the Company paid $7.5 million to the Knightsbridge Fund for the right to acquire UC Life, which was the only right of the Knightsbridge Fund with respect to UC Life. Neither Mr. Stone nor Mr. Fickes nor their respective affiliates received any portion of that payment.

     On July 24, 1996, the Company acquired UC Life from UC Financial, (the "UC Life Acquisition"), for $167,314 (including expenses of $9,706), consisting of $157,558 in cash paid by the Company, including $57,300 in cash contributed to UC Life. The cash contribution to UC Life was made immediately following the UC Life Acquisition and represented the market value of the real estate and other assets distributed by UC Life to UC Financial immediately prior to the consummation of the UC Life Acquisition.

     The UC Life Acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles and accordingly assets and liabilities acquired have been recorded at fair value as of the acquisition date which became the new cost basis.

     The following unaudited pro forma data represents the Company's consolidated results of operations as if the UC Life Acquisition and its related financial transactions had occurred on January 1, 1995. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the UC Life Acquisition been made as of January 1, 1995 or the results which may occur in the future.

                                                                     --------------------------- -----------------------------
                                                                      Three-month period ended     Nine-month period ended
                                                                            September 30                 September 30
                                                                     --------------------------- -----------------------------
                                                                         1996          1995          1996           1995
                                                                     ------------- ------------- -------------- --------------
     Revenues                                                        $             $             $              $
     Income before income taxes and extraordinary charge
     Net income before extraordinary charge
     Net income per share before extraordinary charge

(5)  EXTRAORDINARY CHARGE

     The Company utilized $137,000 of proceeds from the March offering to retire certain indebtedness of the Company and its subsidiaries. As a result of the early retirement of such indebtedness and the resulting write-off of deferred financing costs, the company realized an after-tax extraordinary charge of $816 for the nine-month period ended September 30, 1996. If the retirement of debt and issuance of common stock had occurred at the beginning of the period, primary earnings per share would have decreased $0.03, and fully diluted earnings per share would have decreased $0.02.

     As part of the Company's ongoing evaluation of its capital structure, the Company utilized proceeds available to it under its revolving credit facility to repurchase approximately $10,334 of its 9 1/4% Senior Subordinated Notes due 2003 ("Notes"). The Company realized an extraordinary charge of $322 for the three-month and nine-month periods ended September 30, 1996, as a result of the write-off of certain deferred financing, swap cancellation and other costs related to the Notes repurchase.

(6)  KNIGHTSBRIDGE

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

     In early 1996, Messrs. Stone and Fickes began discussions with the Board of Directors of the Company on a means of consolidating their outside business interests, including the Knightsbridge Fund, under the Company. Subsequently, Messrs. Stone and Fickes and the members of the Knightsbridge Committee (a committee of the Board composed of the Company's non-employee Directors formed to evaluate all transactions submitted to the Company by the Knightsbridge
Fund) and Compensation Committee of the Board of Directors developed a plan to enable the Company to manage the Knightsbridge Fund and to provide Messrs. Stone and Fickes with a compensation program that offers them compensation opportunities with economic interests aligned with shareholders generally and that provides incentives for each to make a long-term commitment to the Company.

     The Company has agreed to acquire Messrs. Stone's and Fickes' interests in the Knightsbridge Fund and its manager, Knightsbridge Management, L.L.C., for $10,000 (in the form of a five year note of the Company that is mandatorily convertible at maturity into 338,983 shares of the Company's common stock). That transaction requires, among other things, receipt of a fairness opinion from Smith Barney Inc. and stockholder approval.

     In addition, in light of the proposed restructuring of the Company's relationship with the Knightsbridge Fund, and as a result of the absence of the timing pressures and structural constraints imposed by I.C.H. Corporation (collectively, with certain of its subsidiaries, "ICH") in connection with the acquisition of Southwestern Life Insurance Company ("SWLIC") and Union Bankers Insurance Company ("UBIC") from ICH in December 1995 and the improvement in the Company's leverage ratio as a result of the March Offering, the Company intends to enter into negotiations to acquire the outstanding minority interests in Southwestern Financial Corporation, the entity formed by the Company and the Knightsbridge Fund to acquire Southwestern Life Insurance Company and Union Bankers Insurance Company. There can be no assurance, however, that such negotiations will be successful and, if successful, what the price, terms and conditions of such acquisition will be.

(7)  SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

     Through its direct investment in Southwestern Financial Corporation and Subsidiaries, the Company beneficially owns 74.8% of the economic interest in Southwestern Financial Corporation and Subsidiaries.

     Financial information for the nine-month period ended September 30, 1996 is provided below (unaudited).


                      CONSOLIDATED CONDENSED BALANCE SHEET
                                                                        SEPTEMBER 30, 1996
                                                                        ------------------
ASSETS:
       Invested assets                                                  $        1,660,739
       Insurance assets                                                            501,467
       Other assets                                                                 99,747
                                                                        ------------------
             Total assets                                               $        2,261,953
                                                                        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
       Policy liabilities                                               $        1,751,309
       Notes payable                                                               159,813
       Other liabilities                                                           199,321
       Mandatory redeemable preferred stock                                         33,167
       Shareholders' equity                                                        118,343
                                                                        ------------------
             Total liabilities and shareholders' equity                 $        2,261,953
                                                                        ==================
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                        NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 1996
                                                                        ------------------
REVENUES:
       Policy revenues                                                  $          161,106
       Net investment income                                                        97,068
       Net gains from sale of investments                                            2,908
       Other income                                                                 12,886
                                                                        ------------------
             Total revenues                                                        273,968
                                                                        ------------------

BENEFITS AND EXPENSES:
       Policyholder benefits                                                       157,428
       Amortization                                                                 21,572
       Underwriting and other operating expenses                                    53,463
       Interest and related debt costs                                              10,511
                                                                        ------------------
             Total benefits and expenses                                           242,974
                                                                        ------------------

             Income before income taxes                                             30,994
       Income taxes                                                                 11,726
                                                                        ------------------

             Net income                                                             19,268
       Preferred stock dividend requirements                                        (2,043)
                                                                        ------------------

             Net income available to common shareholders                $           17,225
                                                                        ==================

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 30, 1996 and 1995 financial statements included in this filing have been reviewed by KPMG Peat Marwick L.L.P., independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick L.L.P. commenting upon their review is included on page 12.


                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                       [KPMG PEAT MARWICK LLP LETTERHEAD]

                      Independent Auditors' Review Report



The Board of Directors and Shareholders
PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of September 30, 1996, the consolidated statements of income for the three and nine-month periods ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

November 13, 1996

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

GENERAL

     Acquisitions. The Company has continued to broaden its distribution channels and realize cost savings, product and agent cross-pollinization opportunities through strategic acquisitions. On July 24, 1996, the Company acquired UC Life whose principle products are deferred annuities sold through independent general agents and financial institutions. The comparability of the Company's financial condition, results of operations and cash flows for each of the periods have been affected by the UC Life Acquisition.

     Corporate Re-evaluation. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time and the need for the Company to be able to rapidly integrate future acquisitions, the Company is in the process of evaluating each of its business units. This evaluation includes the units current and long-term profitability potential, the ability of the unit to absorb the operations related to future acquisitions and the market focus of the business unit. The Company expects to complete its evaluation late in the fourth quarter and depending upon the results will consider a full array of actions which may include realignment of management responsibilities, corporate structure and the redeployment of capital or assets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the nine-months ended September 30, 1996, cash provided by operations was $149.1 million compared to $19.2 million for the nine-month period ended September 30, 1995. Integon Life and UC Life provided $____ million in 1996 and Integon Life provided $14.6 million in 1995, consisting primarily of investment income. Excluding Integon Life and UC Life for both periods, cash flow from operations declined by $4.7 million. This decline is primarily due to increased direct claim payments of $1.4 million in OLIC and $1.7 million in Penn Life which was offset by a decline of interest and income tax expenditures of $2.7 million.

RESULTS OF OPERATIONS

     Policy Revenue. Total policy revenue for the nine months ended September 30, 1996 increased 7.4% to $189.4 million from $176.4 million for the comparable period ended September 30, 1995. Life product revenue increased $18.8 million while fixed benefit accident and sickness product revenue declined by $4.8 million to $127.6 million. The significant increase in revenue from life products was due primarily to the inclusion of $9.7 million in revenue from Integon Life, excluding OLIC. The decline in policy revenue from accident and sickness products was primarily attributable to the Company's decision during 1995 to discontinue new business production of certain disability income products. In addition, policy revenue from Penn Life and OLIC closed blocks of business declined approximately $__________ for the nine-month period ended September 30, 1996 when compared to 1995 while policy revenue from foreign operations (primarily Canada) increased 1.2% or approximately $3.6 million. Policy revenue expressed in Canadian dollars increased 10.1% or $3.9 million (Canadian). The higher growth rate in foreign operations revenues reported in U.S. dollars resulted from the strengthening of the Canadian dollar which advanced against the U.S. dollar by approximately .7 percent.

     For the three-month period ended September 30, 1996, total policy revenue increased 6.7% to $62.2 million from $58.3 million for the comparable three-month period ended September 30, 1995. The $3.9 million increase included $1.0 million of additional life product policy revenue from UC Life. The remainder of the growth in policy revenue was derived from increased life sales of approximately $4.3 million offset by a decline in fixed benefit revenue of $1.4 million.

     Net Investment Income. Net investment income for the nine months ended September 30, 1996 was $145.3 million compared to $65.8 million for the nine months ended September 30, 1995. Of the $79.5 million increase in investment income, $78.5 million of the increase was attributable to the addition of UC Life and Integon Life, excluding OLIC. The remainder of the increase was due to a slightly larger invested asset base and an improvement in the mix of invested assets toward higher yielding assets. Investment yield based upon weighted average amount of invested assets outstanding each period was approximately 7.5% and 7.4% for the nine-month periods ended September 30, 1996 and 1995, respectively.

     Investment income for the three-month period ending September 30, 1996 increased to $60.9 million from $34.6 million for the comparable period in 1995. Substantially all the increase was attributable to UC Life and Integon Life with weighted average yields, excluding Integon Life and UC Life, remaining level at 7.3% for both periods.

     Other Income. Included in other income for the nine- and three-month periods, ended September 30, 1996, is income resulting from the Company's 74.8% equity in the undistributed earnings of Southwestern Financial Corporation of $12.9 million and $4.5 million, respectively (see Note 7 of Notes to Consolidated Condensed Financial Statements). For the nine- and three-month periods ended September 30, 1995 included in other income is the Company's 49% equity in undistributed earnings of Integon Life, excluding OLIC of $3.8 million and $500,000 , respectively.

     In conjunction with the Company's acquisition and investment activities, management is regularly presented with investment opportunities to invest in substantially undervalued securities in corporations which will likely undertake some form of restructuring. In 1995, the Company established a trading security account for such investments. Included in other income for the nine- and three-month periods ended September 30, 1996, are gains of $800,000 and $1.0 million resulting from such activities, compared to $7.1 and $4.0 million of gains for the nine- and three-month periods ended September 30, 1995, respectively.

     Claims Incurred. Claims incurred for the nine months ended September 30, 1996 increased 36.3% to $137.1 million from $100.6 million for the nine-month period ended September 30, 1995. The increase in claims incurred is attributable to $32.8 million of claims from UC Life and Integon Life, excluding OLIC, and a significant increase in claims for OLIC of $1.4 million. The Company has recently experienced higher than expected claim costs for OLIC for which the Company is currently undertaking an extensive evaluation of the profitability of OLIC and its various lines of business including pre- and post-purchase blocks. The Company anticipates that a thorough review of OLIC claim trends will be completed in early 1997.

     For the three-month period ended September 30, 1996, claims incurred increased 21.9% to $47.4 million from $38.9 million for the comparable period in 1995. Of the $8.5 million increase, $3.1 million is attributable to Penn Life and $2.0 million is attributed to OLIC. The remainder of the increase is primarily attributable to claims for UC Life and Integon Life, exclusive of OLIC, of $1.4 and $1.7 million respectively.

     Underwriting and Other Administrative Expenses. For the nine-month period ended September 30, 1996, underwriting and other administrative expenses increased 11.5% to $70.0 million from $62.8 million for the nine months ended September 30, 1995. The increase is primarily attributable to the inclusion of $11.7 million of expenses from UC Life and Integon Life, excluding OLIC combined with expenses incurred with the outsourcing of certain data processing services. Offsetting the increases were modest improvements in costs associated with the ongoing maintenance of inforce business.

     Underwriting and other administrative expenses decreased by $900,000 to $22.1 million for the three-month period ended September 30, 1996 when compared to $23.0 million for the same period of 1995. The decrease was attributable to overall declines notified above for the nine-month period offset by an increase of $1.9 million from the inclusion of UC Life.

     Interest and Related Debt Costs. For the nine-month period ended September 30, 1996, interest and amortization of deferred debt issuance costs increased to $15.2 million from $14.5 million for the comparable 1995 period. This increase was the result of the Company's acquisition of UC Life for which the company temporarily borrowed $143 million prior to repayment from net proceeds from the $3.50 Series II offering and the determination by the Company to balance its cash flow requirements from its insurance subsidiaries with borrowings under its revolving credit facility which added interest costs of $1.1 million. Offsetting the increase was a $300,000 decrease in interest costs relating to the Company's previously outstanding line of credit. The effective interest rates on the Company's $150 million Notes, for the nine-month periods ending September 30, 1996 and 1995, were unchanged at 9.5 percent.

     Income Taxes. The effective tax rate for the nine- and three-month periods ended September 30, 1996 was approximately 33% compared to 34% for the nine months ended September 30, 1995 and 34% for the three months ended June 30, 1995. The effective tax rates for the current periods are less than the effective tax rates for the prior periods because of the inclusion in 1996 of undistributed earnings of an unconsolidated affiliates that are not subject to tax in greater portion to total income during 1996 than comparable 1995 periods.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to various pending or threatened legal actions arising in the ordinary course of business some of which include allegations of insufficient policy illustrations and agent misrepresentation. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse affect on the Company's financial position or results of operations if resolved against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its Annual Meeting of Shareholders on July 11, 1996. In addition to the election of three Class I Directors, the following proposals were approved by shareholders:

     1.   The adoption of the Company's 1996 Stock Award and Stock Option Plan.

------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES
          SHARES FOR                     SHARES AGAINST                ABSTAINED
-------------------------------- ------------------------------ --------------------------
          13,857,215                       5,524,549                     28,560
-------------------------------- ------------------------------ --------------------------

     2. The adoption of the Company's 1996 Senior Executive Annual Incentive Award Plan.

------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------
           NUMBER OF                       NUMBER OF               NUMBER OF SHARES
          SHARES FOR                     SHARES AGAINST                ABSTAINED
-------------------------------- ------------------------------ --------------------------
          22,304,414                        92,371                       34,920
-------------------------------- ------------------------------ --------------------------

     3. The grant to Steven W. Fickes of a warrant to purchase 60,000 shares of the Company's common stock.

------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES
          SHARES FOR                     SHARES AGAINST                 ABSTAINED
-------------------------------- ------------------------------ --------------------------
          19,219,983                        133,623                      56,718
-------------------------------- ------------------------------ --------------------------

     4. Ratification of the selection of KPMG Peat Marwick L.L.P. as independent auditors.

------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES
          SHARES FOR                     SHARES AGAINST                 ABSTAINED
-------------------------------- ------------------------------ --------------------------
          22,419,861                         3,366                        8,478
-------------------------------- ------------------------------ --------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Numbers

      11.1      Computation of earning per share

      15.1      Independent Auditor's Report

      27        Financial Data Schedule

(b)  Reports on Form 8-K

     (i) A report on Form 8-K, dated July 17, 1996, was filed with the Securities and Exchange Commission ("SEC") by the Company relating to its acquisition of United Companies Life Insurance Company.

     (ii) A report on Form 8-K, dated August 5, 1996, was filed with the SEC by the Company relating to the pricing of the $3.50 Series II Convertible Preferred Stock.

     (iii) A report on Form 8-K, dated August 8, 1996, was filed with the SEC by the Company relating to the filing of audited financial statements and certain unaudited pro forma financial information of United Companies Life Insurance Company.

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




                                     PennCorp Financial Group, Inc.
                                     ------------------------------
                                           (The Registrant)






Date:  November 14, 1996         By: /s/Steven W. Fickes
                                    ----------------------------
                                    Steven W. Fickes
                                    President and Chief Financial Officer
                                    (Authorized officer and principal accounting
                                    and financial officer of the Registrant)

                               INDEX TO EXHIBITS


Exhibit
Numbers
-------

 11.1         Computations of earnings per share

 15.1         Independent Auditor's Report *

 27           Financial Data Schedule


              * Such exhibit is incorporated by reference to page 11 of this Form 10-Q