Form 10-Q/A
period 1996-09-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1996-11-15
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------



                                 FORM 10-Q/A




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

                                     INDEX





                                                                                                                              Page
                                                                                                                               No.
PART I.         FINANCIAL INFORMATION:

                Item 1.    Financial Statements

                           Consolidated Condensed Balance Sheets -
                                    September 30, 1996 and December 31, 1995...................................................  3

                           Consolidated Statements of Income -
                                    Three Months and Nine Months Ended
                                    September 30, 1996 and 1995................................................................  4

                           Consolidated Condensed Statements of Cash Flows -
                                    Nine Months Ended September 30, 1996 and 1995..............................................  5

                           Notes to Unaudited Consolidated Condensed Financial Statements......................................  6

                           Review by Independent Certified Public Accountants.................................................  10

                           Independent Auditors' Report.......................................................................  11

                Item 2.    Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations.............................................  12

PART II.        OTHER INFORMATION:

                Item 1.    Legal Proceedings..................................................................................  14

                Item 4.    Submission of Matters to a Vote of Security-Holders..................................................14

                Item 6.    Exhibits and Reports on Form 8-K...................................................................  16

                SIGNATURE           ...........................................................................................

                INDEX TO EXHIBITS   ........................................................................................... 17

                        PART I. -- FINANCIAL INFORMATION

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                                                   -------------      ------------
                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1996               1995
                                                                                                   -------------      ------------
                                                                                                     Unaudited
ASSETS:
Investments:
     Fixed maturities:
         Held for investment, at amortized cost (market $93,813 and $51,354)                       $     92,850       $     51,366
         Available for sale, at market (cost $2,828,239 and $1,649,533)                               2,848,179          1,486,985
     Equity securities available for sale, at market (cost $14,765 and $14,202)                          17,047             15,172
     Trading securities, at market                                                                       29,506             86,104
     Mortgage loans on real estate                                                                      246,127             36,563
     Policy loans                                                                                       145,638            125,179
     Short term investments                                                                             232,107            416,953
     Other investments                                                                                   61,465             43,937
                                                                                                   ------------       ------------
         Total investments                                                                            3,672,919          2,262,259
Cash                                                                                                     13,323             27,778
Accrued investment income                                                                                43,831             30,992
Accounts and notes receivable                                                                            46,014             34,842
Investment in unconsolidated affiliates                                                                 118,022            119,390
Present value of insurance in force                                                                     362,800            288,664
Deferred policy acquisition costs                                                                       248,109            193,903
Costs in excess of net assets acquired                                                                  139,397            121,795
Other assets                                                                                            125,999             70,383
                                                                                                   ------------       ------------
         Total assets                                                                              $  4,770,414       $  3,150,006
                                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
     Policy liabilities                                                                            $  3,605,051       $  2,229,047
     Notes payable                                                                                      184,855            307,271
     Income taxes, primarily deferred                                                                    30,404             24,977
     Other liabilities                                                                                  121,618             92,198
                                                                                                   ------------       ------------
         Total liabilities                                                                            3,941,928          2,653,493
                                                                                                   ------------       ------------

Mandatory redeemable preferred stock:
     Series B, $.01 par value, $100 redemption value; authorized, issued and outstanding
         127,500 shares at September 30, 1996 and December 31, 1995, respectively                        14,330             13,307
         shares at September 30, 1996 and December 31, 1995, respectively
     Series C, $.01 par value, $100 redemption value; authorized, issued and outstanding
         178,500 shares at September 30, 1996 and December 31, 1995, respectively                        17,981             16,700


Shareholders' Equity:
     Convertible preferred stock, $.01 par value, $50 redemption value; authorized, issued and outstanding 2,300,000 shares at September 30, 1996 and December 31, 1995,
         respectively                                                                                   110,513            110,513
     Series II Convertible preferred stock, $.01 par value, $50 redemption value; authorized
         issued and outstanding 2,875,000 shares at September 30, 1996                                  139,157               --
     Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding
         28,610,906 shares at September 30, 1996 and 22,879,708 at December 31, 1995                        286                229
     Treasury stock                                                                                      (3,370)            (3,370)
     Other shareholders' equity                                                                         549,589            359,134
                                                                                                   ------------       ------------
         Total shareholders' equity                                                                     796,175            466,506
                                                                                                   ------------       ------------
         Total liabilities and shareholders' equity                                                $  4,770,414       $  3,150,006
                                                                                                   ============       ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)



                                                                        -------------------------       -------------------------
                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        -------------------------       -------------------------
                                                                           1996            1995            1996            1995
                                                                        ---------        --------       ---------        --------
REVENUES:
     Premiums, principally accident and sickness                        $  62,237        $ 58,309       $ 189,417        $176,372
     Interest sensitive product policy charges                             22,408          18,264          67,752          39,832
     Net investment income                                                 60,878          34,630         145,293          65,822
     Other income                                                           6,191           8,119          15,426          15,099
     Net gains (losses) from sale of investments                           (3,344)            790              84             411
                                                                        ---------        --------       ---------        --------
              Total revenues                                              148,370         120,112         417,972         297,536
                                                                        ---------        --------       ---------        --------

BENEFITS AND EXPENSES:
     Claims incurred                                                       47,443          38,903         137,124         100,649
     Change in liability for future policy benefits and other
       policy benefits                                                     24,719           8,667          46,460          11,313
     Amortization of present value of insurance in force and
       deferred policy acquisition costs                                   13,754          11,145          42,018          30,613
     Amortization of costs in excess of net assets acquired                 2,109           1,724           5,789           4,599
     Underwriting and other administrative expenses                        22,125          23,046          69,994          62,831
     Interest and related debt costs                                        4,781           4,488          15,159          14,494
                                                                        ---------        --------       ---------        --------
              Total benefits and expenses                                 114,931          87,973         316,544         224,499
                                                                        ---------        --------       ---------        --------
              Income before income taxes and extraordinary charge          33,439          32,139         101,428          73,037
     Income taxes                                                          10,875          11,441          32,793          25,351
                                                                        ---------        --------       ---------        --------
              Income before extraordinary charge                           22,564          20,698          68,635          47,686
     Extraordinary charge, net of tax benefit                                (322)           --            (1,138)           --
                                                                        ---------        --------       ---------        --------
              Net income                                                   22,242          20,698          67,497          47,686
     Preferred stock dividend requirements                                  4,236           1,958           9,636           3,683
                                                                        ---------        --------       ---------        --------
              Net income available to common shareholders'              $  18,006        $ 18,740       $  57,861        $ 44,003
                                                                        =========        ========       =========        ========

     Net income per share:
     Primary:
         Income before extraordinary charge                             $    0.62        $   0.79       $    2.10        $   1.94
         Extraordinary charge                                           $   (0.01)       $   --         $   (0.04)       $   --
                                                                        =========        ========       =========        ========
              Net income                                                $    0.61        $   0.79       $    2.06        $   1.94
                                                                        =========        ========       =========        ========
     Fully diluted:
         Income before extraordinary charge                             $    0.59        $   0.73       $    1.95        $   1.87
         Extraordinary charge                                           $   (0.01)       $   --         $   (0.03)       $   --
                                                                        =========        ========       =========        ========
              Net income                                                $    0.58        $   0.73       $    1.92        $   1.87
                                                                        =========        ========       =========        ========

     Common shares used in computing primary earnings per share            29,497          23,797          28,038          22,693
                                                                        =========        ========       =========        ========
     Common shares used in computing fully diluted earnings per            37,102          27,682          33,993          24,249
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


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  ----------------------------------
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                  ----------------------------------
                                                                                                      1996                  1995
                                                                                                  --------------        ------------
Net cash flows from operating activities                                                          $       91,812        $    19,221
                                                                                                  --------------        -----------
Cash flows from investing activities:

     Cash expended in acquisition of business, net of cash (overdraft) acquired
         of ($14,901) and $277                                                                          (124,957)          (16,860)

     Purchases of invested assets                                                                       (771,569)         (115,026)

     Sales of invested assets                                                                            503,633            127,393

     Maturities of invested assets                                                                        59,678             25,929

     Other, primarily short term investments, net                                                        240,197            (96,995)
                                                                                                  --------------        -----------
         Net cash used by investing activities                                                           (93,018)           (75,559)
                                                                                                  --------------        -----------
Cash flows from financing activities:

     Issuance of common stock                                                                            156,078             51,381

     Additional borrowings                                                                               188,999             23,500

     Reduction in notes payable                                                                         (300,354)           (91,214)

     Dividends on stock                                                                                  (10,030)            (1,464)

     Redemption of preferred stock                                                                          --              (34,954)

     Issuance of preferred stock                                                                         139,157            110,513

     Receipts from interest sensitive policies credited to policyholder account balances                 104,380             46,227

     Return of policyholder account balances on interest sensitive products                             (239,119)           (44,485)

     Decrease in repurchase agreement                                                                    (52,839)              --

     Other, net                                                                                              479               (647)
                                                                                                  --------------        -----------
         Net cash (used) provided by financing activities                                                (13,249)            58,857
                                                                                                  --------------        -----------
Increase (decrease) in cash                                                                              (14,455)             2,519

Cash at beginning of period                                                                               27,778             13,037
                                                                                                  --------------        -----------

Cash at end of period                                                                             $       13,323        $    15,556
                                                                                                  ==============        ===========
Supplemental disclosures:

     Income taxes paid                                                                            $        3,967        $     5,868
                                                                                                  ==============        ===========
     Interest paid                                                                                $       11,153        $    11,964
                                                                                                  ==============        ===========

     Non-cash financing activities:

         Debt assumed with acquisition                                                            $         --          $    38,214
                                                                                                  ==============        ===========
         Securities issued or exchanged in conjunction with acquisition                           $       14,999             28,750
                                                                                                  ==============        ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Business and Organization


     PennCorp Financial Group, Inc. (the "Company") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") Executive Fund Life Insurance ("EFLIC")
(PLIC and EFLIC collectively referred to herein as "Penn Life" (effective July 1, 1996, EFLIC was merged into PLIC) and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, Penn Life, Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), United Companies Life Insurance Company ("UC Life"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to herein as "AATX"), Salem Life Insurance Corporation ("SLIC") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC"), Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC"), (SLIC and its wholly-owned subsidiaries collectively referred to herein as "Integon Life") and PLAIC, the Company is a low cost provider of life insurance and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents and payroll deduction programs, and are targeted primarily to middle income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts and traditional whole life and universal life insurance with low face amounts, each of which demonstrates stable risk characteristics. With the acquisition of UC Life (as defined in Note 4), the Company added a portfolio of annuity products which are actively marketed through independent general agents and financial institutions.


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



     The $3.50 Series II Convertible Preferred Stock and the underlying common stock have not been registered under the Securities Act of 1933, as amended
(the "Securities Act"), or any state securities laws and, unless so registered, may not be offered or sold within the United States or to, or for the account or benefit of, U.S. persons (as such terms are defined under the Securities
Act) except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Accordingly, the $3.50 Series II Convertible Preferred Stock and the underlying common stock were offered and sold only (a) to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in reliance on Rule 144A, (b) to a limited number of other "accredited investors" as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act that are institutional investors and that, prior to their purchase of the convertible preferred stock, delivered to the initial purchasers a letter containing certain representations and agreements and (c) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. The initial purchasers for this offering were Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co.


(4)  UC LIFE ACQUISITION


     In January 1996, Knightsbridge Capital Fund I L.L.P. (the "Knightsbridge Fund"), a private investment fund organized by David J. Stone and Steven W. Fickes, the Company's two most senior executive officers, formed an entity which entered into an agreement to purchase UC Life from UC Financial. In connection with the Knightsbridge Fund transactions, which are described in
Note 6, the Company paid $6.3 million to the Knightsbridge Fund for the right to acquire UC Life, which was the only right of the Knightsbridge Fund with respect to UC Life. Neither Mr. Stone nor Mr. Fickes nor their respective affiliates received any portion of that payment.



     On July 24, 1996, the Company acquired UC Life from UC Financial, (the "UC Life Acquisition"), for $110,056 (including expenses of $9,706), consisting of $100,350 in cash paid by the Company. A cash contribution of $57,258 to UC
Life was made immediately following the UC Life Acquisition and represented the market value of the real estate and other assets distributed by UC Life to UC Financial immediately prior to the consummation of the UC Life Acquisition.


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


                                                                     --------------------------- -----------------------------
                                                                      Three-month period ended     Nine-month period ended
                                                                            September 30                 September 30
                                                                     --------------------------- -----------------------------
                                                                         1996          1995          1996           1995
                                                                     ------------- ------------- -------------- --------------
     Revenues                                                        $155,615        $155,060      $495,125       $404,712
     Income before income taxes and extraordinary charge               31,523          35,281       108,088         84,857
     Net income before extraordinary charge                            22,024          25,178        73,825         58,792
     Net income per share before extraordinary charge                    0.58            0.85          2.07           2.06

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


     As part of the Company's ongoing evaluation of its capital structure, the Company utilized proceeds available to it under its revolving credit facility to repurchase approximately $10,354 of its 9 1/4% Senior Subordinated Notes due 2003 ("Notes"). The Company realized an extraordinary charge of $322 for the three-month and nine-month periods ended September 30, 1996, as a result of the write-off of certain deferred financing, swap cancellation and other costs related to the Notes repurchased.



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


     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and related notes of this Quarterly Report on Form 10-Q/A.


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


     Strategic Review of Business Units. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time and the need for the Company to be able to rapidly integrate future acquisitions, the Company is in the process of evaluating each of its business units. This evaluation includes the units current and long-term profitability potential, the ability of the unit to absorb the operations related to future acquisitions and the market focus of the business unit. The Company expects to complete its evaluation late in the fourth quarter and depending upon the results will consider a full array of actions which may include realignment of management responsibilities, corporate structure and the redeployment of capital or assets. The Company is not yet able to predict the impact of such review of the Company's results of operation, cash flows and financial condition.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     During the nine-months ended September 30, 1996, cash provided by operations was $91.8 million compared to $19.2 million for the nine-month period ended September 30, 1995. Integon Life and UC Life provided $93.3 million in 1996 and Integon Life provided $14.6 million in 1995, consisting primarily of investment income. Excluding Integon Life and UC Life for both periods, cash flow from operations declined by $4.7 million. This decline is primarily due to increased direct claim payments of $6.4 million in OLIC and $1.7 million in Penn Life which was offset by a decline in interest payments and income tax payments of $2.7 million.


RESULTS OF OPERATIONS


     Policy Revenue. Total policy revenue for the nine months ended September 30, 1996 increased 19.0% to $257.2 million from $216.2 million for the comparable period ended September 30, 1995. Life product revenue increased $45.9 million while fixed benefit accident and sickness product revenue declined by $4.8 million to $127.6 million. The significant increase in revenue from life products was due primarily to the inclusion of $ 41.5 million in revenue from Integon Life, excluding OLIC and the inclusion of UC Life of $1.0 million of life product revenue in 1996. The decline in policy revenue from accident and sickness products was primarily attributable to the Company's decision during 1995 to discontinue new business production of certain disability income products. In addition, policy revenue from Penn Life and OLIC closed blocks of business declined approximately $1.0 million for the nine-month period ended September 30, 1996 when compared to 1995 while policy revenue from foreign operations (primarily Canada) increased .2% or approximately $3.6 million. Policy revenue expressed in Canadian dollars increased 10.1% or $3.9 million (Canadian). The higher growth rate in foreign operations revenues reported in U.S. dollars resulted from the strengthening of the Canadian dollar which advanced against the U.S. dollar by approximately .7 percent.

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


     For the three-month period ended September 30, 1996, claims incurred increased 21.9% to $47.4 million from $38.9 million for the comparable period in 1995. Of the $8.5 million increase, $3.1 million is attributable to Penn Life and $2.0 million is attributed to OLIC. The remainder of the increase is primarily attributable to claims for UC Life and Integon Life, exclusive of OLIC, of $1.4 and $1.7 million, respectively.


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


     Underwriting and other administrative expenses decreased by $900,000 to $22.1 million for the three-month period ended September 30, 1996 when compared to $23.0 million for the same period of 1995. The decrease was attributable to overall declines noted above for the nine-month period offset by an increase of $1.8 million from the inclusion of UC Life.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     The Company held its Annual Meeting of Shareholders on July 11, 1996.



     1. The election of three Class I Directors to hold office for three years and until their respective successors are elected and qualified.



---------------------------------------------------------------------------------------------------------
                                                    VOTING
------------------------------------------------------ ------------------------------ -------------------
                                 NUMBER OF                       NUMBER OF             NUMBER OF BROKER
                                SHARES FOR                     SHARES WITHHELD             NON-VOTES
------------------------------------------------------ ------------------------------ -------------------
David J. Stone                  21,807,789                       291,674                    0
------------------------------------------------------ ------------------------------ -------------------
Steven W. Fickes                21,807,399                       292,064                    0
------------------------------------------------------ ------------------------------ -------------------
Thomas A. Player                22,018,753                        80,710                    0
------------------------------------------------------ ------------------------------ -------------------



     2.   The adoption of the Company's 1996 Stock Award and Stock Option Plan.



---------------------------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------  -------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES         NUMBER OF BROKER
          SHARES FOR                     SHARES AGAINST                ABSTAINED                 NON-VOTES
-------------------------------- ------------------------------ --------------------------  -------------------
          13,857,215                       5,524,549                     28,560                  3,021,381
-------------------------------- ------------------------------ --------------------------  -------------------



     3. The adoption of the Company's 1996 Senior Executive Annual Incentive Award Plan.



---------------------------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------  -------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES         NUMBER OF BROKER
          SHARES FOR                     SHARES AGAINST                ABSTAINED                 NON-VOTES
-------------------------------- ------------------------------ --------------------------  -------------------
          22,304,414                        92,371                       34,920                  0
-------------------------------- ------------------------------ --------------------------  -------------------



MATTERS VOTED UPON AT THE ANNUAL MEETING OF SHAREHOLDERS:

     4. The grant to Steven W. Fickes of a warrant to purchase 60,000 shares of the Company's common stock.



---------------------------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------  -------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES          NUMBER OF BROKER
          SHARES FOR                     SHARES AGAINST                 ABSTAINED                 NON-VOTES
-------------------------------- ------------------------------ --------------------------  -------------------
          19,219,983                        133,623                      56,718                 3,021,381
-------------------------------- ------------------------------ --------------------------  -------------------



     5. Ratification of the selection of KPMG Peat Marwick L.L.P. as independent auditors.



---------------------------------------------------------------------------------------------------------------
                                         VOTING
-------------------------------- ------------------------------ --------------------------  -------------------
           NUMBER OF                       NUMBER OF                NUMBER OF SHARES          NUMBER OF BROKER
          SHARES FOR                     SHARES AGAINST                 ABSTAINED                 NON-VOTES
-------------------------------- ------------------------------ --------------------------  -------------------
          22,419,861                         3,366                        8,478                     0
-------------------------------- ------------------------------ --------------------------  -------------------



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

                               INDEX TO EXHIBITS


Exhibit
Numbers
-------

 11.1         Computations of earnings per share

 15.1         Independent Auditor's Report *

 27           Financial Data Schedule



              * Such exhibit is incorporated by reference to page 11 of this Form 10-Q/A.