Form 10-K
period 1996-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-03-27
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                         Commission file number 1-11422

                       PENNCORP FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         Delaware                                        13-3543540
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

  745 Fifth Avenue, Suite 500, NY, NY                       10151
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code: (212) 832-0700

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------

      Common Stock, $.01 par value            New York Stock Exchange

      $3.375 Convertible Preferred            New York Stock Exchange
      Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                    None
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997: $1,038,930,511.50.

The number of Common Stock shares outstanding as of March 14, 1997 was 28,462,502.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled for May 22, 1997 is incorporated by reference into Part III hereof.

                         PENNCORP FINANCIAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I

Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

Item 2.    Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .          24

PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters  . . . .          25

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .          35

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61

PART III

Item 10.   Directors and Executive Officers of the Company  . . . . . . . . . . . . . . . . .          61

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61

Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . .          61

Item 13.   Certain Relationships and Related Transactions.  . . . . . . . . . . . . . . . . .          61

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . .          61

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION AND HISTORY

         PennCorp Financial Group, Inc. ("PennCorp" or the "Company"), incorporated in Delaware in 1989, is a holding company the principal subsidiaries of which are insurance companies with operations in Raleigh, North Carolina, Baton Rouge, Louisiana, Jacksonville, Florida, Waco, Texas and Toronto, Canada. The Company's insurance subsidiaries market and underwrite fixed benefit accident and sickness insurance, life insurance and accumulation products to lower- and middle-income markets throughout the United States, Canada, Puerto Rico and the Caribbean Basin. The Company's insurance products are sold through several distribution channels including exclusive agents, general agents, payroll deduction programs and through financial institutions. PennCorp's only significant industry segment is insurance. Information relating to the Company's U.S. and Canadian operations appears in Note 4 of "Notes to Consolidated Financial Statements" on Page 43 hereof. For more information regarding the Company's markets, see "Insurance" and "Marketing and Distribution" included herein.

         The following is a description of PennCorp's principal operating units:

         AA Life - Collectively, Pioneer Security Life Insurance Company ("Pioneer Security") and its subsidiaries, American-Amicable Life Insurance Company of Texas ("American-Amicable") and Pioneer American Insurance Company ("Pioneer American"), markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force.

         Penn Life - Collectively, Pennsylvania Life Insurance Company ("PLIC") and PennCorp Life Insurance Company, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada.

         Professional - Professional Insurance Corporation provides individual fixed benefit products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs.

         Integon Life - Collectively, Salem Life Insurance Corporation, Integon Life Insurance Corporation, Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC") which markets life insurance, individual life and fixed benefit products and, to a lesser extent, annuity products through independent general agents and marketing organizations who sell directly to individuals throughout the United States and in several foreign countries, principally Panama.

         UC Life - United Companies Life Insurance Company principally markets deferred annuities and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

         The Company's growth strategy emphasizes the acquisition of complementary insurance operations and the utilization of the Company's several distribution channels to further penetrate its target markets. In making acquisitions, the Company seeks to broaden its distribution channels, increase its product offerings and expand its geographical presence. The Company also seeks benefits from expense reduction through the consolidation of facilities and staff and the creation of common administrative systems. Since 1990, the Company has acquired OLIC, Professional, AA Life, Integon Life and UC Life and a majority economic interest in Southwestern Financial Corporation ("SW Financial"). The merger of Washington National Corporation ("Washington National") into the Company is pending shareholder and regulatory approvals and is anticipated to close in late April, 1997.

THE SOUTHWESTERN LIFE INVESTMENT

         On December 14, 1995, SW Financial, a newly organized corporation formed by PennCorp and Knightsbridge Fund Capital Fund I, L.P. ("Knightsbridge Fund"), purchased Southwestern Life Insurance Company ("Southwestern Life") and Union Bankers Insurance Company ("Union Bankers") and certain related assets from I.C.H. Corporation and certain of its subsidiaries (collectively, "ICH") (the "Southwestern Life Investment") for $260.0 million.

         Through its direct investment of $120.0 million in SW Financial, the Company beneficially owns 67.2% of SW Financial's outstanding common stock, including 100.0% of SW Financial's non-voting common stock and 15.1% of SW Financial's voting common stock. The Company also owns preferred stock of SW Financial and its subsidiary. In addition, PennCorp is a 16.3% limited partner in Knightsbridge Fund. The Company believes that the Southwestern Life Investment represents an opportunity to benefit both financially and strategically from an ownership interest in an insurance company with a well-established franchise. Southwestern Life and Union Bankers market insurance products which are complementary to those of the Company and which are sold through similar distribution channels, although historically the target markets of the Company and Southwestern Life and Union Bankers have been different. Because of their parallel products, distribution systems and administrative systems, the Company and SW Financial are evaluating a number of possible ways in which they may mutually benefit from their relationship. Among others, potential opportunities include expanded product offerings through cross-licensing arrangements and increased operating efficiencies through shared administrative functions. In 1996, the Company was successful in a cross-marketing effort whereby Penn Life agents sell Union Bankers' products. Total new annualized sales during 1996 by the Penn Life agents of Union Bankers products was $1.2 million.

THE KNIGHTSBRIDGE RESTRUCTURING PLAN

         In February 1996, Messrs. Stone and Fickes began discussions with PennCorp's Board of Directors on a means of consolidating their outside business interests, including the Knightsbridge Fund, under PennCorp. Subsequently, Messrs. Stone and Fickes and the members of the Knightsbridge and Compensation Committees of the PennCorp Board developed a plan to enable PennCorp to manage the Knightsbridge Fund and to provide Messrs. Stone and Fickes with a compensation program that offers them compensation opportunities with economic interests aligned with stockholders generally and that provides incentives for each to make a long-term, full-time commitment to PennCorp.

         The components of the Knightsbridge restructuring plan are as follows:

         o The adoption of compensation arrangements pursuant to which Messrs. Stone and Fickes have entered into five-year employment agreements with PennCorp. These compensation arrangements are described in detail under the captions "Executive Compensation - Employment Agreements - Fickes and Stone Employment Agreements" in PennCorp's proxy statement for its July 11, 1996 annual meeting of stockholders.

         o The acquisition by PennCorp of the interests of Messrs. Stone and Fickes in Knightsbridge Management, L.L.C. ("Knightsbridge Management"), Knightsbridge Capital L.L.C. and Knightsbridge Consultants L.L.C. (collectively, "The Fickes and Stone Knightsbridge Interests").

         o The acquisition by PennCorp from the Knightsbridge Fund and Messrs. Stone and Fickes of their respective holdings of common stock and common stock warrants of SW Financial (collectively, "The Southwestern Financial Controlling Interest") provided that if the Proposed Settlement (as defined in "Item 3 - Legal Proceedings" below) is approved by the Delaware Chancery Court after notice to PennCorp stockholders, Messrs. Stone and Fickes will cancel their SW Financial common stock warrants for no additional consideration). See Item 3 - Legal Proceedings on page 23 hereof.

         The acquisition of The Fickes and Stone Knightsbridge Interests and the acquisition of the Southwestern Financial Controlling Interest are being submitted to a vote of the stockholders of PennCorp at a Special Meeting of Stockholders anticipated to be held in late April, 1997.

         Further information regarding the Southwestern Life Investment appears in Note 6 of "Notes to Consolidated Financial Statements" on page 48 hereof. Information relating to the relationship between PennCorp and the Knightsbridge Fund, the acquisition of The Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest appear in Notes 15 and 16 of "Notes to Consolidated Financial Statements" on pages 56 and 57, respectively, hereof.

THE WASHINGTON NATIONAL TRANSACTION

         On November 14, 1996, the Company and Washington National entered into an agreement whereby Washington National will be merged with the Company (the "Merger"), and the Company will continue as the surviving corporation after the Merger.

         Each share of Washington National common stock, par value $5.00 per share (the "Washington National Common Stock") (other than treasury shares held by Washington National or shares with respect to which appraisal rights are perfected under the Delaware General Corporation Law ("Dissenting Shares")), outstanding at the effective time of the Merger will be converted into the right to receive (i) $29.50 (the "Cash Price") in cash, without interest, subject to the cash limitation referred to below and determined as described herein, (ii) a fraction (rounded to the nearest ten- thousandth) of a share of PennCorp common stock, par value $0.01 per share (the "PennCorp Common Stock"), determined as described herein, or (iii) a combination of cash and shares of PennCorp Common Stock.

         Washington National stockholders will be entitled to elect (the "Cash Election") to receive solely cash, based on the Cash Price, in exchange for all or any part of their shares of Washington National Common Stock. However, the number of shares of Washington National Common Stock that may be converted into the right to receive cash in the Merger (the "Cash Election Number") is limited. Based on information available to PennCorp and Washington National as of March 9, 1997, PennCorp and Washington National estimate that the amount of cash available for Cash Elections will be approximately $73,000,000 and the maximum number of shares of Washington National Common Stock that could be converted into the right to receive cash in the Merger will be approximately 2,474,576 shares.

         Each holder of an outstanding share of Washington National Common Stock (other than treasury shares and Dissenting Shares) not subject to a valid Cash Election will be entitled to receive PennCorp Common Stock. The amount of PennCorp Common Stock received per share of Washington National Common Stock will depend on the average closing price (the "Trading Average") of the PennCorp Common Stock on the New York Stock Exchange (the "NYSE") during the 20 trading days ending on the third trading day prior to the effective time of the Merger. If the Trading Average is equal to or greater than $31.658 but not greater than $38.693 per share, the number of shares of PennCorp Common Stock received will be adjusted so that each share of Washington National Common Stock will be exchanged for PennCorp Common Stock with a value of $29.50 (based on the Trading Average). If the Trading Average is equal to or greater than $28.14 but not greater than $31.658, each share of Washington National Common Stock will be exchanged for 0.9318 shares of PennCorp Common Stock and the value of the PennCorp Common Stock received will be between $26.22 and $29.50 (based on the Trading Average). If the Trading Average is below $28.14, the transaction may be terminated by Washington National unless PennCorp agrees to increase the number of shares of PennCorp Common Stock to be received by Washington National stockholders so that each share of Washington National Common Stock will be exchanged for PennCorp Common Stock with a value of $26.22 (based on the Trading Average). If the Trading Average is equal to or greater than $38.693 but not greater than $42.21 per share, each share of Washington National Common Stock will be exchanged for 0.7624 shares of PennCorp Common Stock and the value of the PennCorp Common Stock received will be between $29.50 and $32.18 (based on the Trading Average). If the Trading Average is greater than $42.21, the transaction may be terminated by PennCorp unless Washington National agrees to decrease the number of shares of PennCorp Common Stock to be received by Washington National stockholders so that each share of Washington National Common Stock will be exchanged for PennCorp Common Stock with a value of $32.18 (based on the Trading Average). As of the date hereof, neither the PennCorp Board nor the Washington National Board has determined what action it will take if the Trading Average is below $28.14 or above $42.21, as the case may be. However, each such action would be undertaken in accordance with the fiduciary duty of each Board to act in the best interests of its respective stockholders. The actual market value of the PennCorp Common Stock received in the Merger will depend on market conditions at the time it is received by Washington National stockholders and, therefore, may be more or less than the values referred to above.

         Washington National is an insurance holding company with two principal subsidiaries: Washington National Insurance Company, which provides employee-paid disability insurance and other specialty insurance products to school employees, including teachers, administrative and custodial personnel via payroll deduction programs, and

United Presidential Life Insurance Company, which primarily markets and sells universal life and certain interest- sensitive life insurance and annuity products to individuals and small businesses.

         The PennCorp Board reviewed the terms and conditions of the Merger and determined that the Merger is fair to and in the best interests of PennCorp and its stockholders. This recommendation is based on a number of considerations, principally including the following: (i) current industry, economic and market conditions; (ii) the additional distribution channels to PennCorp's target market offered by Washington National; (iii) the complementary (i.e., non-overlapping) nature of PennCorp's and Washington National's product offerings;
(iv) PennCorp's ability to use its existing payroll deduction capabilities to service Washington National policyholders without a proportionate increase in costs; (v) future statutory income expected to be received from Washington National's closed block of annuity business; (vi) potential consolidation savings resulting from the Merger; (vii) the financial condition, results of operations and cash flows of PennCorp and Washington National, both on a historical and a prospective basis; (viii) the historical market prices and trading volumes of the PennCorp Common Stock and Washington National Common Stock; (ix) management's expectation that the Merger will be accretive to PennCorp's earnings per share in 1997; and (x) results of due diligence.

INSURANCE

         The Company's insurance subsidiaries underwrite a variety of individual insurance products with the primary emphasis on modest premium policies in the accumulation, life and fixed benefit product sectors. Fixed benefit products include indemnity insurance policies in which the benefit amounts are fixed at the time of policy issue. Those products provide supplemental income payments directly to the insured who is disabled and unable to work due to accident or sickness. Life products are primarily low face amount traditional whole life or universal life products which build cash values that are available to the policyholder. Accumulation products include various forms of annuity products which are utilized by policyholders primarily as a means of tax deferred savings. The following table presents the historical percentages of consolidated insurance operations revenues derived from these product types:

                                      PERCENTAGE OF CONSOLIDATED
                                        INSURANCE OPERATIONS
            INSURANCE PRODUCT TYPE    REVENUES AS OF DECEMBER 31,
            ----------------------    ----------------------------
                                      1994         1995       1996
                                      ----         ----       ----
            Fixed benefit  . .         67.1%        48.8%      34.1%
            Life . . . . . . .         32.9         43.5       46.2
            Accumulation . . .           --          7.7       19.7
                                      ------       ------     ------
              Total  . . . . .        100.0%       100.0%     100.0%
                                      ======       ======     ======

         The amount of annualized premium in force and policy activity by type of business for the past three years is as follows:

                                        ANNUALIZED PREMIUM IN FORCE
           INSURANCE PRODUCT TYPE            AS OF DECEMBER 31,
           ----------------------    --------------------------
                                        1994        1995        1996
                                        ----        ----        ----
                                           (Dollars in thousands)
          Fixed benefit  . .           $179,791    $189,681    $194,475
          Life(1)  . . . . .            131,134     216,263     327,538
                                       --------    --------    --------
           Total . . . . . .           $310,925    $405,944    $522,013
----------                             ========    ========    ========

(1) Life annualized premium in force includes target premium for interest sensitive products. Interest sensitive policy revenue may vary from target premium as policyholders have no obligation to pay target premium. Additionally, interest sensitive policy revenues are determined based upon contractual charges assessed against policyholder fund and are not determined by policy revenues collected.

                                                    1994                         1995                              1996
                                                  ---------                   ----------                        ----------
                                             Fixed                 Fixed                Accum-     Fixed                 Accum-
                                            Benefit      Life     Benefit      Life     ulation   Benefit      Life      ulation
                                           --------      -----    --------    ------    -------  ---------    ------     -------

      Policies in force - January 1, . .    786,772    309,549    761,082    422,056     6,861    733,893     562,620     34,854
       New issues . . . . . . . . . . .     124,459     50,743    111,999     60,097     1,691     81,547      54,157      4,834
       Business acquired, net . . . . .          --    131,882        200    170,136    32,069     15,664      67,731     64,210
       Policies terminated  . . . . . .    (150,149)   (70,118)  (139,388)   (89,669)   (5,767)  (133,032)   (125,811)   (13,633)
                                           ---------   --------  ---------   --------   -------  ---------   ---------   --------
      Policies in force -December31,. .     761,082    422,056    733,893     562,620    34,854   698,072     558,697     90,265
                                           =========   ========  =========   ========   =======  =========   =========   ========

         As a result of the acquisition of Integon Life, the Company acquired a substantial block of credit insurance policies (550,152 policies at acquisition, 187,244 policies as of December 31, 1996). Integon Life no longer markets such products and nearly all of Integon Life's credit insurance is subject to a 100.0% coinsurance agreement. Such policies have been excluded from the above table.

MARKETING AND DISTRIBUTION

         The Company's insurance subsidiaries collectively are licensed to market the Company's insurance products in all states (other than New York) and in the District of Columbia, all provinces of Canada, Puerto Rico, Panama and certain Caribbean countries. In addition, the Company is authorized to sell its products at U.S. military installations in foreign countries.

         The Company's broadly defined markets are reached through four primary distribution channels: agents contracted exclusively with the Company, independent general agents who sell on an individual basis, independent general agents who sell through payroll deduction programs and arrangements for distribution through various financial institutions. Those market segments are further divided as follows:

        MAJOR MARKET                  SUB-MARKET
      --------------    --------------------------------------
      Individual        Low and moderate income households
                        Non-English speaking households
                        U.S. military enlistees
                        Suburban and rural locales


      Government        Local governments and governmental agencies
                        U.S. federal government
                        Self-employed

         Each of the Company's market segments may be served by each of the primary distribution channels. Additionally, though there are certain regions in which all sales forces are active, the Company's sales forces generally operate in geographically discrete regions.

         The following tables illustrate, by direct cash premium collected for the year ended December 31, 1996 and relative percentages, the principal marketing regions in which the Company collected in excess of $10.0 million of policy revenues for the year ended December 31, 1996.

                                                   DIRECT PREMIUM COLLECTED
   -------------------------------------------------------------------------------------------------------
    Jurisdiction       Company      Penn Life     Integon Life      AA Life   Professional  UC Life(1),(2)
   --------------      -------      ---------     ------------      -------   ------------  --------------
                                           (Dollars in thousands)
   Canada  . . .      $ 43,064       $ 43,055             $  2          $ 7           $ --          $  --
   North Carolina       38,336          1,222           32,633        1,821          2,200            460
   Florida . . .        35,977          1,928            9,848        2,578          7,757         13,866
   Missouri  . .        33,538          4,343              776          673            114         27,632
   Georgia . . .        31,173            945           19,708        1,538          8,155            827
   Louisiana . .        30,986            424            1,144          656            637         28,125
   Texas . . . .        20,438          3,512            6,367        4,695          1,682          4,182
   California  .        20,402          8,191            5,976        3,537             85          2,613
   Illinois  . .        18,189          3,805            2,931        1,027             37         10,389
   Ohio  . . . .        14,135          4,610            2,533        1,233            335          5,424
   South Carolina       13,301            881            5,977        1,084          1,642          3,717
   Virginia  . .        12,390          1,648            6,589        2,402            473          1,278
   Alabama . . .        10,235          1,927            4,276          749          2,704            579
                       -------         ------           ------         ----         ------          -----
     Subtotal  .       322,164         76,491           98,760       22,000         25,821         99,092
   All Others  .       138,379         48,562           43,323       24,815          6,541         15,138
                      --------        -------          -------      -------         ------        -------
     Total . . .      $460,543       $125,053         $142,083      $46,815        $32,362        $114,230
                      ========       ========         ========      =======       ========       =========

--------------
(1) Primarily single premium deferred annuity premiums.
(2) Includes $16,811 of variable annuity premiums collected on a separate account basis.


                                           PERCENTAGE OF TOTAL DIRECT PREMIUM
  -------------------------------------------------------------------------------------------------------
   Jurisdiction    Company  Penn Life     Integon Life      AA Life   Professional    UC Life(1),(2)
  ---------------  -------  ---------     ------------      -------   ------------    --------------
  Canada  . . .     9.4%        9.4%            --%              --%         --%            --%
  North Carolina    8.3         0.2            7.1              0.4         0.5            0.1
  Florida . . .     7.8         0.4            2.1              0.6         1.7            3.0
  Missouri  . .     7.3         0.9            0.2              0.2          --            6.0
  Georgia . . .     6.8         0.2            4.3              0.3         1.8            0.2
  Louisiana . .     6.7         0.1            0.3              0.1         0.1            6.1
  Texas . . . .     4.4         0.8            1.3              1.0         0.4            0.9
  California  .     4.4         1.8            1.3              0.8          --            0.5
  Illinois  . .     3.9         0.8            0.6              0.2          --            2.3
  Ohio  . . . .     3.2         1.0            0.6              0.3         0.1            1.2
  South Carolina    2.9         0.2            1.3              0.2         0.4            0.8
  Virginia  . .     2.7         0.4            1.4              0.5         0.1            0.3
  Alabama . . .     2.2         0.4            0.9              0.2         0.6            0.1
                   -----       -----          -----            -----       -----          -----
    Subtotal  .    70.0        16.6           21.4              4.8         5.7           21.5
  All Others  .    30.0        10.6            9.4              5.4         1.3            3.3
                   ------      -----          -----            -----       ----           -----
    Total . . .   100.0%       27.2%          30.8%            10.2%        7.0%          24.8%
                  ======       =====          =====            =====        ====          =====

(1) Primarily single premium deferred annuity premiums.
(2) Includes $16,811 of variable annuity premiums collected on a separate account basis.

Career Sales Force

         Penn Life's agents constitute substantially all of the Company's career sales force. Penn Life is organized under a regional/branch office structure. The sales regional managers are responsible for approximately 100 sales locations in the United States and Canada. Commissions are shared among the regional and branch office managers and the writing agent. Commissions allocated to the branch offices are used to pay "overwrite" commissions to agents who train new agents and to pay the expenses of the branch office. Any commissions allocated to the branch offices remaining after payment of "overwrite" commissions and expenses, essentially the branch "profit," are allocated between the senior sales managers and the Company. The Company retained approximately $2.8 million, $2.8 million and $2.4 million during 1996, 1995 and 1994, respectively, in profit sharing income, which is recorded as an offset to commissions. Because the sales managers and the Company share in the profits and losses of the sales regions, managers have a significant incentive to focus on the bottom line results of the sales offices for which they are responsible. The Company believes that this compensation system promotes efficient field office administration. The Company also believes that this system enhances agent loyalty and encourages agents to recruit and train new agents and become sales managers.

         Management believes that the expansion of the Penn Life sales force can best be accomplished by broadening the base of sales offices participating in the profit-sharing structure discussed above. Penn Life has opened the following new offices and continues to evaluate additional geographic locations which will complement the current office network.

                                NEW LOCATIONS


              1994                   1995           1996
            --------                -------       --------
             Richmond, VA      Bellaire, TX     Salt Lake City,
                                                             UT
              Houston, TX      Amarillo, TX     San Antonio, TX
               Newark, DE   Springfield, MO     Gainesville, FL
                                Gilbert, AZ        Portland, OR

         The Penn Life career sales force is organized into three distinct divisions: Instant Issue, Special Services and Individual Life. The Instant Issue and Special Services Divisions sell fixed benefit products and the Individual Life Division sells life products. All divisions concentrate primarily on individual sales or sales to self-employed individuals.

         Instant Issue. Instant Issue agents make "cold call" door-to-door presentations and market small denomination policies that provide scheduled payments in fixed amounts to insureds who, as a result of specified types of accidents, become unable to work or who become hospitalized. The relatively modest annual premium required to purchase this policy facilitates the initial sale. Prior to 1996, the Instant Issue agent typically utilized a special field-underwritten policy form that required the applicant to answer certain questions designed to confirm that the applicant is within the Company's basic underwriting guidelines. During 1996, the Company determined that the use of field-underwritten policies needed to be curtailed for a significant number of products typically sold by this sales force. To the extent similar products are sold, the products are now primarily underwritten in the home office. Such action was instituted by management to help curb rising loss ratios in Instant Issue products.

         Special Services. Instant Issue policyholders are a significant source of leads for the Special Services Division. A Special Services agent visits the policyholder's residence to collect renewal premiums on products purchased from the Instant Issue Division. The sales agent also delivers a standardized sales presentation on more comprehensive and higher premium policies. These policies either provide scheduled payments to insureds who are required to be hospitalized as the result of accident or sickness or, less frequently, scheduled payments to insureds who are disabled and unable to work as a result of accident or sickness.

         Individual Life. Existing policyholders are the primary source of leads for the Individual Life Division, which sells life products. The Company has worked to restructure this division, expand its product portfolio and aggressively recruit new agents. New product offerings include universal life products and term life products which have been widely accepted by the Penn Life sales force.

         The Penn Life sales force is made up of approximately 1,000 agents who produce business annually. The following table sets forth information regarding the career sales division:

                                                              1994      1995       1996
                                                              ----      ----       ----
                                                             (Dollars in thousands)
   INSTANT ISSUE
    Agents under contract  . . . . . . . .                    800        643        682
    Weekly average agents producing new business              266        213        225
    Submitted annualized new business premiums            $13,839    $11,685     $9,497
    Annualized new business premium per agent               $52.0      $54.9      $42.2

   SPECIAL SERVICES
    Agents under contract  . . . . . . . .                    570      1,001        962
    Weekly average agents producing new business              309        342        393
    Submitted annualized new business premiums            $25,825    $29,122    $30,936
    Annualized new business premium per agent               $83.6      $85.2      $78.7

   INDIVIDUAL LIFE
    Agents under contract  . . . . . . . .                    150        161        197
    Weekly average agents producing new business               69         75         91
    Submitted annualized new business premiums             $6,606     $6,969     $8,224
    Annualized new business premium per agent               $95.7      $92.9      $90.4

   TOTAL ALL CAREER SALES DIVISIONS
    Agents under contract  . . . . . . . .                  1,520      1,805      1,841
    Weekly average agents producing new business              644        630        709
    Submitted annualized new business premiums            $46,270    $47,776    $48,657
    Annualized new business premium per agent               $71.8      $75.8      $68.6

Penn Life is continually striving to develop a core group of agents with proven ability to produce and service new business. The focus on a strong core group of agents has allowed the Company to increase productivity over the past few years without a related incremental increase in agent overhead expenses.

         The revenue earned by the career sales distribution system by product type is shown below:

     INSURANCE PRODUCT TYPE                              1994      1995      1996
     ----------------------                              ----      ----      ----
                                                           (Dollars in millions)
      Fixed benefit  . . . . . . . . . . . .            $153.2   $156.0    $148.1
      Life . . . . . . . . . . . . . . . . .              30.7     34.4      32.8
      Accumulation . . . . . . . . . . . . .               --       0.5       1.0
                                                        ------   -----     -----
       Total . . . . . . . . . . . . . . . .            $183.9   $190.9    $181.9
                                                        ======   ======    ======

         The percentage of career sales division revenue to the Company's total insurance operations revenue by product type is shown below:

    INSURANCE PRODUCT TYPE                              1994      1995     1996
    ----------------------                              ----      ----     ----
    Fixed benefit . . . . . . . . . . . . . .         77.6%     76.7%     76.8%
    Life  . . . . . . . . . . . . . . . . . .         31.7      19.0      12.6
    Accumulation  . . . . . . . . . . . . . .         --         1.4       0.9
    Total division policy revenue to
      Company policy revenue . . . . . . .  .         62.5      45.8      32.2

Payroll Sales Division

         The payroll sales division includes marketing units of Professional, AA Life and OLIC. Each of the marketing units is divided into regions utilizing a hierarchical approach to managing the sales representative. Additionally, AA Life and OLIC also utilize field marketing directors and independent marketing organizations to access potential policyholders.

         The payroll sales division markets products solely through the channels of employer-sponsored payroll deduction or government-sponsored allotment programs. Under those programs, the agent is permitted by the employer to meet on the employer's premises with its employees and to make both group and individual presentations implicitly endorsed by the employer concerning available products. If an employee elects to purchase a policy, arrangements are made with the employer to deduct the premiums from the employee's wages. The employer therefore is able to provide its employees with insurance benefits without incurring any premium costs. The Company's billing system can be integrated into the employer's payroll system without additional cost to the employer, a feature that facilitates the Company's access to employees of businesses that have not previously participated in payroll deduction programs.

         The following tables set forth information regarding the payroll sales division:

         PAYROLL SALES DIVISION                                            1994       1995       1996
         ----------------------                                            ----       ----       ----
                                                                             (Dollars in thousands)
          Agents under contract  . . . . . . . . . . .                     6,563        6,578     7,539
          Number of annually producing agents  . . . .                     3,170        2,684     2,750
          Annualized new business premium  . . . . . .                   $38,080      $39,435   $39,069
          Annualized new business premium per producing agent              $12.0        $14.7     $14.2

The revenue earned by the payroll sales division by product type is shown below:

       INSURANCE PRODUCT TYPE                                            1994       1995       1996
       ----------------------                                            ----       ----       ----
                                                                           (Dollars in millions)
        Fixed benefit  . . . . . . . . . . . . . . .                 $37.8        $38.0      $39.5
        Life . . . . . . . . . . . . . . . . . . . .                  44.9         82.0       84.1
        Accumulation . . . . . . . . . . . . . . . .                   --           5.9        8.0
                                                                     -----        ------     ------
         Total . . . . . . . . . . . . . . . . . . .                 $82.7        $125.9     $131.6
                                                                     =====        ======     ======

         The percentage of the payroll sales division revenue to the Company's total insurance operations revenue by insurance product is shown below:

       INSURANCE PRODUCT TYPE                                            1994       1995      1996
       ----------------------                                            ----       ----      ----
        Fixed benefit  . . . . . . . . . . . . .                     19.2%        18.7%     20.5%
        Life . . . . . . . . . . . . . . . . . .                     46.3         45.2      32.3
        Accumulation . . . . . . . . . . . . . .                     --           18.5      7.2
        Total division policy revenue to Company policy
        revenue  . . . . . . . . . . . . . . . .                     28.1         30.2      23.3

Individual Sales Division

         The individual sales division includes marketing units of Integon Life and OLIC. The individual sales division markets products to individual customers through leads developed over time. This division utilizes field marketing directors and affiliations with independent marketing organizations to reach its customer base.

         The sales agents for this division often make sales presentations on a one-on-one basis with potential prospects. Sales representatives are often faced with competition from other agents and/or products from other companies.

The following tables set forth information regarding the individual sales division:

     INDIVIDUAL SALES DIVISION                                         1994       1995       1996
     -------------------------                                         ----       ----       ----
                                                                        (Dollars in thousands)
      Agents under contract  . . . . . . . . . . .                    1,895         4,638     6,194
      Number of annually producing agents  . . . .                      749         2,033     2,092
      Annualized new business premium  . . . . . .                   $6,011       $11,879   $16,926
      Annualized new business premium per producing agent              $8.0          $5.8      $8.1

         The revenue earned by the individual sales division by product is shown below:

     INSURANCE PRODUCT TYPE                                         1994       1995       1996
     ----------------------                                         ----       ----       ----
                                                                         (Dollars in millions)
      Fixed benefit  . . . . . . . . . . . . . . .                  $6.3        $9.4         $5.0
      Life . . . . . . . . . . . . . . . . . . . .                  21.3        65.0        137.5
      Accumulation . . . . . . . . . . . . . . . .                  --          25.9         52.7
                                                                    -----       ------     ------
       Total . . . . . . . . . . . . . . . . . . .                  $27.6       $100.3     $195.2
                                                                    =====       ======     ======

         The percentage of the individual sales division revenue to the Company's total insurance operations revenue by insurance product is shown below:

     INSURANCE PRODUCT TYPE                                       1994       1995       1996
     ----------------------                                       ----       ----       ----
      Fixed benefit  . . . . . . . . . . . . .                     3.2%         4.6%       2.6%
      Life . . . . . . . . . . . . . . . . . .                     22.0         35.8       52.7
      Accumulation . . . . . . . . . . . . . .                      --          80.1       47.4
      Total division policy revenue to Company policy
      revenue  . . . . . . . . . . . . . . . .                     9.4          24.0       34.6

Financial Services Division

         The financial services division is comprised of UC Life and Marketing One Financial Corporation ("Marketing One"). Marketing One is one of the nations oldest and largest third-party marketers of annuity and mutual fund products. Founded in 1983 in Portland, Oregon, the company pioneered the distribution of annuities through the bank distribution channel. In 1985, Marketing One expanded its services to the securities arena. Marketing One has assisted over 300 financial institutions, ranging in size from large regional banks to small community banks and thrifts, with their alternative investment programs. Services provided include training thousands of representatives, sales managers, and administrative staff. Marketing One has annual sales in excess of $1.0 billion.

         UC Life markets single premium of annuity and securities products and variable annuity products through independent agents, financial institutions and financial planners.

         The following tables set forth information regarding the financial services division:

                                                                        1996
                                                                        ----
                                                               (Dollars in thousands)
 FINANCIAL SERVICES DIVISION
  Agents under contract  . . . . . . . . . . .                          2,970
  Number of annually producing agents  . . . .                            750
  Annualized new business premium  . . . . . .                       $101,602
  Annualized new business premium per producing
  agent  . . . . . . . . . . . . . . . . . . .                        $135.47

         The revenue earned by the financial services division by product is shown below:

INSURANCE PRODUCT TYPE                                       1996
----------------------                                       ----
                                                          (Dollars in
                                                          millions)
 Fixed benefit  . . . . . . . . . . . .                       $ 0.3
 Life . . . . . . . . . . . . . . . . .                       6.2
 Accumulation . . . . . . . . . . . . .                        49.5
                                                              ------
  Total . . . . . . . . . . . . . . . .                       $56.0
                                                              =====

         The percentage of the financial services division revenue to the Company's total insurance operations revenue by insurance product is shown below:

   INSURANCE PRODUCT TYPE                                       1996
   ----------------------                                       ----
    Fixed benefit  . . . . . . . . . . . . .                     0.2%
    Life . . . . . . . . . . . . . . . . . .                     2.4
    Accumulation . . . . . . . . . . . . . .                     44.5
    Total division policy revenue to Company policy
    revenue  . . . . . . . . . . . . . . . .                     9.9

PRODUCTS

General

         The Company's products generally are small premium policies with defined fixed benefits or low face amount life insurance policies, each of which demonstrate stable risk characteristics. The recent acquisitions of Integon Life and UC Life added a portfolio of accumulation products for which the Company actively manages pricing spreads.

         Product profitability is achieved through a pricing policy that is based upon conservative actuarial assumptions which take into account the underwriting risks associated with the product being sold, including lapse rates, mortality, morbidity and whether the product is underwritten in the field or by the home office, as well as the administrative expenses associated with the business. The Company, on an ongoing basis, evaluates new products for use by its sales forces.

         The Company believes that, because of the characteristics of the market it serves and the nature of its products, the lapse rates for its products, although stable, tend to be higher than those experienced by other life and health insurance companies that operate in more affluent markets. The Company prices its products to reflect these higher lapse rates. To encourage policyholders to maintain their coverages with the Company, fixed benefit products generally incorporate a small fixed annual increase in benefits. Early surrender of accumulation and life products is discouraged by either their low rate of accumulation of cash values or by high surrender charges.

Fixed Benefit Products

         Fixed benefit products are sold in large volume and are characterized by low average annual premiums. These products provide one or more of three principal types of benefits: (i) fixed periodic payments to an insured who becomes disabled and unable to work because of an accident and/or sickness,
(ii) fixed periodic payments to an insured who becomes hospitalized, and (iii) fixed single payments that vary in amount generally for specified surgical or diagnostic procedures. Because the benefits are fixed in amount at the time of policy issuance and are not intended to provide reimbursement for medical and hospital expenses, payment amounts are not affected by inflation or the rising cost of health care services. Fixed benefit products, primarily those covering inability to work due to an accident, provide payments while the insured is disabled and unable to work, subject to the terms and conditions of the applicable policy. Fixed benefit products under which payments are made to insureds who are disabled and unable to work may be purchased with coverage for either (i) specified types of accidents, (ii) all other types of accidents, or
(iii) a combination of accident and sickness. The Company's practice is to sell products that, together with other similar coverages, do not provide monthly benefits in excess of $2,000 or 75% of the insured's income, if less.

         Certain fixed benefit products, primarily those covering hospitalization due to sickness, provide payments during the period the insured is hospitalized. Most of the Company's fixed benefit products also provide additional fixed periodic payments to an insured who becomes hospitalized. Payments under these products are not designed to cover the actual costs of the insured's hospital stay, but merely to provide the insured with a means of paying supplemental expenses during the hospitalization period. The Company's practice is to provide hospitalization benefits of not more than $250 per day ($1,000 per day if the insured requires intensive care treatment).

         The accident and sickness policies also may be purchased with riders providing for fixed single payments that vary in amount generally for various surgical and diagnostic procedures. The Company's practice is to sell riders that do not provide benefit payments in excess of $5,000. If the covered procedure is performed on an out-patient basis, the insured receives one-half of the scheduled payment.

Life Insurance Products

         Of the policy revenues attributable to life products, approximately 50.9% are related to interest sensitive life insurance policies and the remainder are related to traditional term and whole life insurance policies.

         The Company designs its interest sensitive life insurance policies to avoid the early accumulation of cash values and to discourage early surrenders or terminations by imposing relatively high average surrender charges. This is done to reduce the risk of the Company's insurance subsidiaries having to liquidate investment assets to meet a liquidity demand resulting from the surrender of large numbers of life insurance policies. In addition to the basic policies, policyholders also may purchase accidental death, waiver of premium and annuity riders. The average face amount of the life insurance policies sold in the twelve months ended December 31, 1996 was $45,000. The average face amount of the life insurance policies in force at December 31, 1996 was $45,000.

Accumulation Products

         For life insurance policyholders seeking a convenient investment vehicle for their excess funds, the Company offers single premium deferred annuities, flexible premium deferred annuities and variable annuity products. Historically, the Company had not actively marketed accumulation products.

         The acquisition of UC Life provided the Company with its first platform to actively market accumulation products. Prior to its acquisition by PennCorp, Integon Life ceased marketing various annuity products as a result of changes in its ratings and financial performance.

         As of December 31, 1996, the Company maintained annuity reserves aggregating $2,030.4 million at an average credited rate of interest of 5.3%. Of the $2,030.4 million of annuity reserves, approximately 75.7% were subject to surrender charges averaging 5.1% of the contract holder's account balance.

INSURANCE UNDERWRITING

         Prior to 1996, most of the products offered by the instant issue sales forces, primarily accident only products, were field underwritten. Beginning in 1996, for nearly all fixed benefit products, the underwriting practice of the Company allows the home office underwriting staff to review each applicant's written application for insurance and, if applicable, an attending physician's report. In some circumstances, the Company will require a more complete medical history before issuing a policy, which may be issued with exclusionary riders. The Company's current practice is not to issue fixed benefit products to individuals in substandard risk classes to the extent permitted by law.

         In general, the Company permits simplified underwriting of life products, unless the amount of requested coverage is greater than specified levels between $25,000 and $100,000, depending on the age of the applicant. If full underwriting is required, the Company reviews the policy application and an attending physician's report and may require a paramedical examination or complete physical examination depending on the age of the applicant and the amount of coverage requested. If the total amount of coverage applied for plus any coverage in force with the

Company exceeds $100,000, a prospective policyholder must submit to screening for antibodies related to Acquired Immune Deficiency Syndrome ("AIDS"), to the extent permitted by law. The life products are specifically designed and priced for the mortality risks associated with the Company's simplified underwriting procedures.

   Although the increasing incidence of AIDS is expected to affect mortality adversely for the life insurance industry as a whole, the Company believes that the impact of AIDS on its operations should not be material due to the small average size of the life insurance policies sold. The Company requires and considers AIDS information to the fullest extent permitted by law in underwriting and pricing decisions. During the twelve months ended December 31, 1996, 1995 and 1994, the Company paid approximately $3.2 million, $1.9 million and $728,000, respectively in death benefits (representing less than 3.2% of total death benefits paid by the Company during each such period) under individual life policies due to deaths believed by the Company to be AIDS-related. INVESTMENT PORTFOLIO

         The Company's investment portfolio is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk and matching the anticipated maturities of investments to the Company's liabilities. To achieve these objectives, the portfolio consists primarily of United States and Canadian government and investment-grade fixed maturity securities, which together with high quality short-term investments accounted for approximately 79.7% and 82.8% of the Company's total invested assets at December 31, 1996 and 1995, respectively. The Company believes that the nature of its fixed benefit products, which have no inflation risk, and its life products, which limit the early accumulation of cash values, permit it to utilize this conservative investment strategy.

         At December 31, 1996, 58.6% of the Company's fixed maturity bonds were rated Aa or higher by Moody's and approximately 91.4% were rated Baa or higher by Moody's, respectively. All dollar amounts or percentages set forth in this discussion are based on carrying value unless otherwise indicated.

         Other than issues of the United States and Canadian governments and government agencies and authorities, no single issuer represented more than 0.6% of total invested assets at December 31, 1996.

         The following table summarizes the Company's investments as of December 31, 1996:

                                                                                           PERCENT OF
                                                   AMORTIZED      MARKET      CARRYING      CARRYING
                                                     COST       VALUE (1)       VALUE        VALUE
                                                     ----       ---------       -----        -----
                                                                (Dollars in thousands)
   Fixed maturities held for investment:
    Investment-grade corporate bonds                  $ 6,293      $ 6,305       $ 6,293       0.2%
    Below-investment-grade corporate bonds             34,624       34,624        34,624       0.9
    Non-rated corporate bonds  . . .                   46,413       48,830        46,413       1.3
                                                      -------      -------       -------      -----
     Total securities held for
     investment  . . . . . . . . . .                   87,330       89,759        87,330       2.4
                                                      -------      -------       -------      -----
   Fixed maturities available for sale:
    U.S. Government and agency bonds                  279,534      282,685       282,685       7.8
    Debt securities issued or guaranteed by
    foreign governments(2) . . . . .                   80,492       88,671        88,671       2.4
    Municipal bonds  . . . . . . . .                   52,384       52,209        52,209       1.4
    Investment-grade corporate bonds                  984,186    1,002,709     1,002,709      27.5
    Below-investment-grade corporate bonds             91,589       92,494        92,494       2.5
    Non-rated corporate bonds  . . .                   44,671       46,067        46,067       1.3
    Mandatory Redeemable Preferred Stocks                 770          766           766       0.0
    Mortgage-backed bonds  . . . . .                1,408,124    1,428,324     1,428,324      39.2
                                                    ---------    ---------     ---------     ------
     Total securities available for
     sale  . . . . . . . . . . . . .                2,941,750    2,993,925     2,993,925      82.1
                                                    ---------    ---------     ---------      ------
   Trading Securities:
    Equity securities  . . . . . . .                    1,796        2,050         2,050       0.1
    Short-term investments . . . . .                   29,090       29,090        29,090       0.8
                                                       ------       ------        ------       ----
     Total trading securities  . . .                   30,886       31,140        31,140       0.9
                                                       ------       ------        ------       ----
   Equity securities . . . . . . . .                   17,511       20,867        20,867       0.6
   Commercial mortgages  . . . . . .                  202,268      205,384       202,268       5.5
   Residential mortgages . . . . . .                   54,730       56,024        54,730       1.6
   Real estate . . . . . . . . . . .                   23,522       23,522        23,522       0.6
   Policy loans  . . . . . . . . . .                  145,976      145,976       145,976       4.0
   Short-term investments  . . . . .                   63,113       63,113        63,113       1.7
   Other investments . . . . . . . .                   23,326       23,326        23,326       0.6
                                                      -------      -------       -------      -----
     Total invested assets . . . . .               $3,590,412   $3,653,036    $3,646,197     100.0%
                                                   ==========   ==========    ==========     ======

__________
(1) Market values are obtained principally from the Company's investment advisor.
(2) Consists principally of Canadian provincial government bonds and bonds issued or guaranteed by the Canadian federal government (in U.S. $).

         The table set forth below indicates the composition of the Company's fixed maturity portfolio by rating as of December 31, 1996:

                                                                                  TOTAL
                                                     HELD FOR     AVAILABLE      CARRYING    PERCENT OF TOTAL
                                RATING(1)           INVESTMENT     FOR SALE       VALUE       CARRYING VALUE
                        -------------------------   ----------     --------       -----       --------------
                                                                     (Dollars in thousands)
                        Aaa . . . . . . . . . .         $  --     $1,733,170    $1,733,171   56.2%
                        Aa  . . . . . . . . . .                       72,441        72,441    2.4
                        A . . . . . . . . . . .           3,065      584,643       587,708    19.1
                        Baa . . . . . . . . . .           3,228      418,425       421,653    13.7
                                                        -------     --------      --------   ------
                         Total investment grade           6,293    2,808,679     2,814,973    91.4
                                                         ------   ----------     ---------   -----

                        Ba  . . . . . . . . . .          22,562       85,666       108,228     3.5
                        B . . . . . . . . . . .          12,062        6,828        18,889     0.6
                                                        -------      -------       -------   -----
                         Total below-investment
                          grade . . . . . . . .          34,624       92,494       127,117     4.1
                                                        -------      -------      --------   -----
                        Nonrated  . . . . . . .          42,413       92,752       139,165     4.5
                                                        -------      -------      --------   -----
                         Total bonds  . . . . .         $87,330   $2,993,925    $3,081,255   100.0%
----------                                              =======   ==========    ==========   ======

(1) Includes approximately $329.5 million of United States government and agency bonds and approximately $88.7 million of Canadian provincial government bonds and bonds issued or guaranteed by the Canadian federal government (in U.S. $).

         Of the bonds held by the Company, approximately 89.2% were in the highest two NAIC designations at December 31, 1996. The following table sets forth as of December 31, 1996, the carrying values of these securities according to NAIC designations:

                                                      TOTAL
                         HELD FOR      AVAILABLE      CARRYING     PERCENT OF TOTAL
   NAIC RATING          INVESTMENT      FOR SALE       VALUE        CARRYING VALUE
  ------------          ----------      --------       -----        --------------

                                         (Dollars in thousands)
  Class 1(1)                $ 1,165   $2,306,852     $2,308,017       74.9%
  Class 2 . .                 6,050      433,066        439,116       14.3
  Class 3 . .                 8,912       68,511         77,423        2.4
  Class 4 . .                14,706        6,804         21,510        0.7
  Class 5 . .                    --       10,990         10,990        0.4
  Class 6 . .                    --           --             --         --
  Nonrated                   56,497      167,702        224,199        7.3
                            -------     --------       --------       -----
    Total . .               $87,330   $2,993,925     $3,081,255      100.0%
----------                  =======   ==========     ==========      ======

(1) Includes approximately $329.5 million of United States government and agency bonds and approximately $88.7 million of Canadian provincial government bonds and bonds issued or guaranteed by the Canadian federal government (in U.S. $).

         The following table reflects investment results for the Company for each of the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1994         1995         1996
                                                         ------       ------       ------
                                                              (Dollars in thousands)
      End of period total invested assets(1)             $822,627    $2,286,203   $3,673,504
      Net investment income(2)  . .                        51,850       102,291      213,563
      Net realized investment gains
       (losses)(3)  . . . . . . . .                        (3,556)          595        1,257
      Average annual yield  . . . .                           7.3%          7.3%         7.7%

---------------
(1) Consists of total investments plus cash, less amounts due to brokers for securities committed to be purchased at end of period.
(2) Net investment income is net of investment expenses and excludes capital gains or losses and provision for income taxes.
(3) Amounts shown above are before income taxes, and include provisions for impairments in value which are considered to be other than temporary.

         The Company's investments must comply with the insurance laws of the states in which its insurance subsidiaries are domiciled and in which they are licensed as well as applicable provisions of the Company's 9 1/4% Senior Subordinated Notes due 2003. These laws and provisions prescribe the kind, quality and concentration of investments that may be made by the Company and/or its insurance subsidiaries.

REINSURANCE

         In keeping with industry practice, the Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer's prior approval under contracts that are renewable on an annual basis. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits ranging from $25,000 to $300,000 per life, depending on insurer issue age, the product type and each subsidiaries historical practice. Generally, accidental death benefits in excess of $50,000 per life are reinsured on a bulk basis. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At no time during the past ten years has any present reinsurer of any continuing block of business ceded by any of the Company's insurance company subsidiaries failed to pay any policy claims with respect to such ceded business. At December 31, 1996 and 1995, of the approximately $31.5 billion and $25.9 billion of life insurance in force, approximately $5.8 billion and $3.1 billion had been ceded to reinsurers, respectively. As of December 31, 1996 the Company's principal reinsurers are North American Reassurance Corp., Reassurance Company of Hanover, Cologne Life Reinsurance Co., Life Reassurance Corp. of America, Worldwide Assurance Company, Ltd., Lincoln National Life Insurance Company and Lincoln National Reassurance Company which collectively have reinsured approximately 50% of the ceded business.

COMPETITION

         The accident and health and life insurance industry is highly competitive. PennCorp competes with many insurance companies and insurance holding company systems that have substantially greater capital and surplus, higher A.M. Best Company ("A. M. Best") ratings, larger and more diversified product portfolios, and access to larger agency sales forces. In the United States, there are more than 1,700 life and accident and health insurance companies, most of which compete in the states in which PennCorp conducts business.

          Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through Medicare and Medicaid programs. Such major medical insurance generally covers a substantial amount of the medical (but not non-medical) expenses incurred by an insured as a result of major illnesses. PennCorp's fixed benefit products policies are designed to provide coverage which is supplemental to that provided by major medical insurance and may also be used to defray non-medical expenses.

         PennCorp's supplemental insurance is not an alternative to major medical insurance, but is sold to complement major medical insurance by covering the gap between major medical insurance reimbursements and the total costs of an individual's health-care expense.

         Thus, the Company competes directly with other insurers offering supplemental health insurance and believes that its current policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance. Management believes that the Company's product and market focuses are not widespread in the insurance industry and that it generally does not face direct competition from major national insurers, although the Company experiences competition from smaller, regional insurance companies. Management also believes that few major national insurers compete directly in the sale of fixed benefit products and life products to the primary market sub segments to which the Company is focused.

         The Company's expansion of its product line to include a higher percentage of life and accumulation product revenue as compared to the total revenue has resulted in a broadening of the markets in which the Company faces competition. The sale of life insurance products, and to a greater extent, the sale of accumulation products is very sensitive to an organizations A. M. Best rating, its size and perceived financial strength and the competitiveness and the financial performance of the products themselves. Like the market focus of its fixed benefit products, the Company believes that its target market is not widely served by many of the large, national insurers, but does face direct competition from smaller regional and niche-market focused companies.

         The Company's growth strategy emphasizes the acquisition of complementary insurance operations. The Company competes for acquisition candidates with other domestic and international insurance and financial institutions, some of which have substantially greater capital and resources.

REGULATORY MATTERS

         Life insurance companies are subject to regulation and supervision by the states in which they transact business. The laws of the various states establish regulatory agencies with broad administrative and supervisory powers related to, among other things, granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the type of permitted investments and the maximum concentrations of certain classes of investments. The Company's insurance subsidiaries are subject to periodic examinations by state regulatory authorities. Management does not expect the results of any on-going examinations to have a material effect on the financial condition of the Company.

         Most states have enacted legislation regulating insurance holding company systems, including acquisitions of control of insurance companies, dividends, the terms of surplus debentures, the terms of transactions with affiliates, investments in subsidiaries and other related matters. Regulatory restrictions on investments in subsidiaries and affiliates requires the Company to continually review and occasionally modify or restructure the insurance subsidiaries within the insurance holding company system. The Company has ongoing dialogues with the applicable state insurance departments regarding this issue. The Company is registered as an insurance holding company system in Florida, Louisiana, North Carolina, Pennsylvania and Texas, (the domiciliary states of its insurance companies), and routinely reports to other jurisdictions in which its insurance subsidiaries are licensed.

         There continues to be substantial scrutiny of the insurance regulatory framework, and a number of state legislatures have enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. The NAIC and state insurance regulators also have become involved in a process of reexamining existing laws and regulations and their application to insurance companies. In particular, this reexamination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of internal guidelines. The NAIC has formed committees to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, assumption reinsurance, valuation of securities, the adoption of risk-based capital rules, and the regulation of various products offered by insurance companies.

         In connection with its accreditation of states to conduct periodic insurance company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. Model legislation proposed by the NAIC to control the amount of dividends that may be paid by insurance companies without prior regulatory approval has been adopted in most states and is being considered by the legislatures of the other states. As of the date hereof, Louisiana (UC Life's domiciliary state) and North Carolina (Integon Life's domiciliary state) have adopted the NAIC's most restrictive dividend test. Pennsylvania (Penn Life's domiciliary state), Texas (Pacific Life & Accident Insurance Company's ("PLAIC") and AA Life's domiciliary state), and Florida (Professional's domiciliary state) have adopted dividend tests that are substantially similar to that of the NAIC's model legislation, though less restrictive than that of North Carolina. Most states only allow dividends to be paid out of unassigned funds. It is anticipated that Georgia International Life Insurance Company, Integon Life Insurance Corporation and Professional will be redomesticated to Texas in 1997 and the Texas dividend test will apply to these companies thereafter.

         A dividend may be paid by Integon Life if the amount of such dividend together with all dividends made in the preceding twelve months does not exceed the lesser of (i) ten percent (10%) of the insurer's surplus as regards policyholders as of the preceding December 31, or (ii) the insurer's net gain from operations, not including realized capital gains, for the twelve month period ending the preceding December 31. Any dividend above this amount would be considered an "extraordinary" dividend, and could not be paid until the earlier of (i) 30 days after the North Carolina Insurance Commissioner has received written notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the receipt of approval from the North Carolina Insurance Commissioner.

         A dividend may be paid by PLIC if the amount of such dividend together with all dividends made in the preceding twelve months does not exceed the greater of (i) 10% of its statutory surplus as of the end of the prior calendar year or (ii) its net income for the prior calendar year. Any dividend above the prescribed amount is an "extraordinary" dividend, and a Pennsylvania insurer may not pay an "extraordinary" dividend to its stockholders until the earlier of (i) 30 days after the Pennsylvania Insurance Commissioner has received written notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the receipt of approval from the Pennsylvania Insurance Commissioner.

         Florida insurance law allows Professional to pay a dividend without prior written approval of the Florida Insurance Commissioner in an amount calculated by using one of two alternative formulas:

         Alternative one -- The dividend cannot exceed the larger of: (1) the lesser of 10% of surplus or net gain from operations; or (2) 10% of surplus payable from unassigned funds plus 75% of unrealized capital gains; or (3) the lesser of 10% of surplus or net gain before capital gains payable from unassigned funds plus 75% of unrealized capital gains;

         Alternative two -- The dividend cannot exceed the larger of: (1) 10% of surplus as to policyholders derived from realized net operating profits and net realized capital gains; or (2) the prior year's entire net operating profits and realized net capital gains. Alternative two also requires surplus as to policyholders equal to or exceeding 115% of minimum required statutory surplus as to policyholders after the dividend is made.

         Texas law permits PLAIC and AA Life to pay a dividend without prior consent of the Texas Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the greater of (i) 10% of such insurer's surplus as regards to policyholders as of the 31st day of December next preceding, or (ii) the net gain from operations of such insurer for the 12 month period ending the 31st day of December next preceding. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period

         Louisiana law permits UC Life to pay a dividend without prior consent of the Louisiana Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the lesser of
(i) 10% of such insurer's surplus as regards to policyholders as of the 31st day of December next preceding, or (ii) the insurer's net gain from operations, not including realized capital gains, for the 12 month period ending the 31st day of December next preceding. Any dividend above this amount would be considered an

"extraordinary" dividend and could not be paid until the earlier of (i) 30 days after the Louisiana Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or
(ii) the receipt of approval from the Louisiana Insurance Commissioner. As part of its July, 1996 approval of the Company's acquisition of UC Life, the Louisiana Insurance Commissioner approved a dividend plan for UC Life pursuant to which UC Life may pay a specified amount of dividends for each of the five years following the acquisition, beginning in 1997, amounting to the lesser of the pro forma dividend amounts in such plan or the actual earnings of UC Life, and conditioned on UC Life maintaining a risk-based capital of at least 300% authorized control level.

         On the basis of statutory financial statements filed with the state insurance regulators annually, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments. Except for American-Amicable, Pioneer American and Pioneer Security, the NAIC has not yet issued the 1996 ratios. For the other companies, the Company has calculated what it expects the ratios will be for 1996. Based on statutory financial statements for 1996, PLAIC had more than five ratios and Pioneer Security had three ratios outside of the usual range established by the NAIC. PLAIC and Pioneer Security are primarily holding companies for their principal assets, the common stock of certain of the Companies insurance subsidiaries. Integon Life Insurance Corporation and its wholly-owned subsidiary Georgia International Life Insurance Company each had two of the twelve ratios outside of the usual range which were caused primarily by changes occurring as a result of the acquisition of Integon Life by the Company. PLIC had one of the twelve ratios outside of the usual range, while OLIC and Peninsular had seven, Professional had none, American-Amicable had two, Pioneer American had none and UC Life had one of the twelve ratios outside of the usual ranges. OLIC's and Peninsular's variances were caused primarily as a result of increased reinsurance between these two companies. In the past, variances in the insurance companies' ratios have resulted in inquiries from insurance departments to which the Company has responded. Some of those inquiries have led to the writing restrictions in certain states that are discussed above. The Company may receive inquiries from certain insurance departments concerning its ratio results for 1996, and there can be no assurance that such insurance departments will not take action against the insurance companies.

         In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them. To date, either the Model Act or similar legislation or regulation has been adopted in all the domiciliary states of the Company's insurance subsidiaries.

         The Model Act provides for four different levels of regulatory action with respect to statutory financial statements for the calendar year 1994 and thereafter, each of which may be triggered if an insurer's Total Adjusted Capital (as defined in the Model Act) is less than a corresponding "level" of risk-based capital ("RBC"). The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less than 200.0% of its "Authorized Control Level RBC" (as defined in the Model Act) or less than 250.0% of its Authorized Control Level RBC and the insurer has a negative trend. At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if an insurer's Total Adjusted Capital is less than 150.0% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if an insurer's Total Adjusted Capital is less than 100.0% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The "Mandatory Control Level" is triggered if an insurer's Total Adjusted Capital is less than 70.0% of its Authorized Control Level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

         Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1996 indicate that each of the insurance subsidiaries' (other than Salem Life) capital substantially exceeded RBC requirements. Although OLIC's capital exceeded RBC requirements, the excess is less substantial than that of the Company's other insurance subsidiaries.

                 The State of Michigan requires insurance companies to requalify for their insurance licenses following a change in control, and has enacted legislation substantially increasing capital and surplus requirements for companies filing requalification applications following a change in control. This requalification requirement impacts the Company since it is active in the acquisition of insurance companies. Thus far, it has had a minimal impact on the Company as none of the insurance companies acquired that have failed to requalify in Michigan had in excess of 4% of their total collected premiums prior to acquisition attributable to Michigan.

         Certain licenses of the Company's insurance company subsidiaries are subject to limits on the amount of new business that may be written in various states. Of these license restrictions, most were imposed prior to the acquisition of the relevant insurance subsidiary by PennCorp, or relate to events occurring prior to those acquisitions. These license restrictions have not had a material adverse effect on the Company's results of operations and are not expected to have a material adverse effect in the future. In some states, a license restriction, suspension or revocation by another state may result in reciprocal regulatory action.

         The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The occurrence and amount of such assessments have increased in recent years and generally are expected to increase in future years. The Company paid approximately $2.6 million, $1.7 million and $1.0 million in the years ended December 31, 1996, 1995 and 1994, respectively, as a result of such assessments. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

         Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation can significantly affect the insurance business.

         In addition, there were proposals under consideration since 1994 at the federal and state levels regarding reforms to the health care system in the United States. Although these proposals were not adopted at the federal level, many states have adopted some form of health care reform since then. These reforms have focused on the increasing cost of health care and insurance plans that reimburse insured or health care providers for medical and related costs. Because the Company's fixed benefit products provide supplemental income payments directly to the insured and are not designed to reimburse health care providers, the Company does not expect such reforms to have a material adverse effect on its business.

         There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company and on the ability of the insurance companies to pay dividends or on the ability of PLAIC, Pioneer Security and Salem Life Insurance Corporation to make payments on their respective surplus debentures. For further information related to said surplus debentures, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition, Liquidity and Capital Resources
- Surplus Debentures and Dividend Restrictions" on pages 29 and 30 and Note 13 of "Notes to Consolidated Financial Statements" on page 55 hereof.

RATINGS

         A.M. Best assigns fifteen letter ratings to insurance companies, with the highest being "A++ (Superior)." A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors, such as holders of the Common Stock. AA Life and UC Life carry a "A- (Excellent)" rating from A. M. Best. An "A- (Excellent)" rating is the fourth highest letter rating. Professional, OLIC, Integon Life Insurance Corporation and Georgia International Life Insurance Company and PLIC carry a "B++ (Very
Good)" rating from A.M. Best. A "B++ (Very Good)" rating is the fifth highest letter rating. A.M. Best also has a "Not Assigned" category, which contains nine classifications for companies not assigned or not eligible for an A.M. Best rating. The A.M. Best rating for Peninsular is "NA-9," which is a "no rating at the company's request." This classification was requested by the prior owner of Peninsular. The Company does not intend to seek a letter rating at this time for Peninsular from A.M. Best as Peninsular is not currently a direct writer of insurance products.

EMPLOYEES

         At December 31, 1996, the Company had a total of 1,371 employees, of whom 1,146 are United States home office employees, 107 are Canadian employees, and 118 are employed in various regional and branch offices of the Company throughout the United States and Canada. The total employees and United States home office employees include employees of Professional, UC Life, AA Life and Marketing One. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

FACILITIES

         The Company's administrative offices are located in Raleigh, North Carolina. The Company owns and occupies a home office facility comprising approximately 165,000 rentable square feet, in Raleigh, North Carolina. The Company subleases a portion of its prior Raleigh home office facility which has a lease term expiring in 1999 and requires annual lease payments of approximately $1.1 million.

         The Company leases approximately 100 offices throughout its sales territories and has a separate Canadian business office facility that includes office and storage space. In addition, Professional leases office space in Jacksonville, Florida, American-Amicable owns its home office facility in Waco, Texas and UC Life leases office space in Baton Rouge, Louisiana. The Company believes that the current makeup of its properties is adequate for its operations and, based on its recent experience, that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace or for which leases are terminated or not renewed.

ITEM 3. LEGAL PROCEEDINGS

         In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al. and PennCorp Financial Group, Inc., C.A. No. 14775 and Lois Miller v. David J. Stone et al. and PennCorp Financial Group, Inc., C.A. No. 14795 were filed against PennCorp and each of its directors, individually, in the Delaware Court of Chancery. The suits allege that the Southwestern Financial Investment involved the usurpation of a corporate opportunity and a waste of PennCorp's assets by Messrs. Stone and Fickes, and that the directors of PennCorp in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to PennCorp and its stockholders, having favored the interests of Messrs. Stone and Fickes over PennCorp and its stockholders. These lawsuits seek judgments against each of the defendants for the amount of damages sustained or to be sustained by the Company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.

         The defendants in the Tozour Case have filed a motion seeking its dismissal on the ground that the plaintiff failed to comply with the requirements of Delaware law before instituting a derivative suit and intend to defend the lawsuit vigorously. Because the Company has not been served with the Miller Complaint, no action has been taken in that case, although the Company would also defend it vigorously. The defendants believe, however, that it would not be in the best interests of PennCorp and its shareholders to expend considerable management and director time and to incur substantial expenses to litigate the actions. Consequently, PennCorp's legal advisors have met or spoken by telephone with the plaintiff's counsel on several occasions to discuss the terms of a potential settlement.

         The defendants and the plaintiff's counsel are negotiating a stipulation of settlement (the "Proposed Settlement") of the shareholder derivative actions. The Proposed Settlement consists of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling PennCorp to purchase the Southwestern Financial Controlling Interest for $67.5 million, reducing the price to be paid by PennCorp for the Southwestern Financial Controlling Interest by approximately $2.0 million, (ii) that the PennCorp Board will proceed with the purchase of The Fickes and Stone Knightsbridge Fund Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interest, (iii) the PennCorp Board will proceed with the acquisition of the Southwestern Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the Southwestern Financial Controlling Interest; (iv) the PennCorp Board will submit the purchase of The Fickes and Stone Knightsbridge Fund Interests and the Southwestern Financial Controlling Interest to a vote of a majority of the PennCorp stockholders present at the Stockholders Meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Fund Interests and the Southwestern Financial Controlling Interest, and (vi) the plaintiff's counsel will be entitled to conduct confirmatory discovery.

         The Proposed Settlement is subject to approval by the Delaware Chancery Court after notice to PennCorp stockholders. As discussed above, Messrs. Stone and Fickes have agreed that, if the Proposed Settlement is approved by the Delaware Chancery Court, they will cancel their SW Financial common stock warrants, which will reduce the price to be paid by PennCorp for the Southwestern Financial Controlling Interest by approximately $2.0 million. Because the Knightsbridge Fund restructuring will have the effect of eliminating potential future conflicts of interest between Messrs. Stone and Fickes and PennCorp, and because the Proposed Settlement will have the effect of reducing the price to be paid for the Southwestern Financial Controlling Interest and will obviate the need to expend considerable management and director time to litigate the action, the PennCorp Board has determined that the Proposed Settlement is in the best interests of PennCorp and its shareholders and confers a substantial economic benefit on PennCorp. Accordingly, the PennCorp Board has authorized the payment to plaintiff's counsel of legal fees and disbursements not to exceed $530,000 in connection with the lawsuit and the related settlement negotiations, if the Proposed Settlement is approved by the Delaware Chancery Court after notice to PennCorp stockholders.

         The Company is a party to various pending or threatened legal actions arising in the ordinary course of business some of which include allegations of insufficient policy illustrations and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.





                 [Remainder of page intentionally left blank.]

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                                    MATTERS

MARKET FOR COMMON STOCK

The shares of PennCorp Financial Group, Inc. are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PFG." The following table sets forth for the calendar periods indicated, the high and low sales price per share of the Company's Common Stock as reported on the NYSE and the quarterly cash dividends declared on the Common Stock with respect to each quarter since January 1, 1995. The prices do not include mark-ups, mark-downs, or commissions. As of February 28, 1997, there are approximately 179 shareholders, including nominee holdings, throughout the United States and abroad.

The price history as provided by NYSE and dividends since the initial offering date are presented below:

                                                                       SALES PRICES              DIVIDEND
FOR THE YEAR ENDED DECEMBER 31, 1996                                HIGH          LOW            DECLARED
=========================================================================================================
Fourth quarter                                                    $  36.375      32.000           $ 0.05
Third quarter                                                        34.125      25.750             0.05
Second quarter                                                       33.625      26.750             0.05
First quarter                                                        33.000      26.875             0.05


                                                                       SALES PRICES              DIVIDEND
FOR THE YEAR ENDED DECEMBER 31, 1995                                HIGH          LOW            DECLARED
=========================================================================================================
Fourth quarter                                                    $  29.875      23.000           $ 0.03
Third quarter                                                        24.000      18.375             0.01
Second quarter                                                       19.375      16.750             0.01
First quarter                                                        17.625      13.000             0.01



                                                 PENNCORP FINANCIAL GROUP, INC.

                        ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED
      financial data


(Amounts in thousands, except per share information)

FOR THE YEARS ENDED DECEMBER 31,                                   1996        1995         1994        1993         1992
===========================================================================================================================
REVENUES:
   Policy revenues                                             $ 348,090    $ 301,889   $ 244,422    $ 201,788    $ 184,690
   Net investment income                                         213,563      102,291      51,850       43,114       41,302
   Other income(1)                                                27,234       17,563       1,056        3,817          632
   Net gains (losses) from the sale of investments                 1,257          595      (3,556)       1,439        5,560
                                                               ------------------------------------------------------------
       Total revenues                                            590,144      422,338     293,772      250,158      232,184
                                                               ------------------------------------------------------------

BENEFITS AND EXPENSES:
   Claims incurred                                               188,727      141,876     112,650       95,232       91,904
   Change in liability for future policy benefits and
     other policy benefits                                        79,085       18,126      (9,329)     (13,857)     (14,971)
   Insurance and other operating expenses                        158,552      147,561     113,596      110,598      108,833
   Interest and amortization of deferred debt issuance costs      18,979       19,780      18,274        7,461       17,621
                                                               ------------------------------------------------------------
       Total benefits and expenses                               445,343      327,343     235,191      199,434      203,387
                                                               ------------------------------------------------------------
Income before income taxes and extraordinary charge              144,801       94,995      58,581       50,724       28,797
       Income taxes                                               45,418       31,642      21,437       18,217       10,744
                                                               ------------------------------------------------------------
Net income before extraordinary charge                            99,383       63,353      37,144       32,507       18,053
       Extraordinary charge, net of income taxes                  (2,372)          --          --       (3,322)     (17,655)
                                                               ------------------------------------------------------------
Net income                                                        97,011       63,353      37,144       29,185          398
       Preferred stock dividend requirements                      14,646        6,540       1,151           --        4,562
                                                               ------------------------------------------------------------
Net income (loss) applicable to common stock                   $  82,365    $  56,813   $  35,993    $  29,185    $  (4,164)
                                                               ============================================================

(1) Includes $21.1 million and $4.7 million of undistributed earnings in unconsolidated affiliates for the years ended 1996 and 1995, respectively.

PER SHARE INFORMATION:
-----------------------------------------------------------------------------------------------------------------
Primary:
   Net income before extraordinary charge             $  2.98        $  2.47      $  1.82    $  1.71     $   1.35
   Net income before net gains (losses) from the
     sale of investments and extraordinary charge     $  2.95        $  2.45      $  1.93    $  1.67     $   1.03
   Extraordinary charge, net of income taxes          $ (0.08)       $    --      $    --    $ (0.18)    $  (1.72)
   Common shares used in computing primary earnings
     per share                                         28,462         22,985       19,830     18,957       11,196

Fully diluted:
   Net income before extraordinary charge             $  2.74        $  2.36
   Net income before net gains from the sale
     of investments and extraordinary charge          $  2.72           2.35
   Extraordinary charge, net of income taxes          $ (0.07)       $    --
   Common shares used in computing fully diluted
     earnings per share                                35,229         25,566

AS OF DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------

ASSETS:
Investments and cash                                  $3,830,313     $2,409,427    $  822,778   $  674,552       $556,960
Insurance assets                                         620,329        482,567       341,096      258,723        230,500
Other assets                                             383,091        258,012       156,080      132,767        117,103
                                                      -------------------------------------------------------------------
   Total assets                                       $4,833,733     $3,150,006    $1,319,954   $1,066,042       $904,563
                                                      ===================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Insurance liabilities                                 $3,562,108     $2,229,047    $  798,030   $  649,899       $611,342
Long-term debt                                           210,325        307,271       229,041      150,812        111,082
Other liabilities                                        183,437        117,175        59,107       74,854         41,568
Redeemable preferred stock                                32,864         30,007        37,256            -              -
Shareholders' equity                                     844,999        466,506       196,520      190,477        140,571
                                                      -------------------------------------------------------------------
   Total liabilities and shareholders' equity         $4,833,733     $3,150,006    $1,319,954   $1,066,042       $904,563
                                                      ===================================================================



                                                 PENNCORP FINANCIAL GROUP, INC.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

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

GENERAL

PennCorp Financial Group, Inc. (the "Company", "PennCorp"), through its operating subsidiaries, is a low cost provider of accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts and accumulation products such as single premium deferred annuities.

The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

Strategic Review of Business Units. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time, and the need for the Company to be able to rapidly integrate future acquisitions, the Company began a strategic business evaluation during the third quarter of 1996 which is now nearly complete.

The evaluation considered each of the current operating companies and, in anticipation of the consummation of the merger ("Washington National Merger") of the Company and Washington National Corporation ("Washington National") and the purchase of the Controlling Interest of Southwestern Financial Corporation ("SW Financial"), the impact of those operating companies on the Company's current and long-term profitability potential, the ability of the operating companies to absorb operations related to future acquisitions and the market focus of the operating companies.

Immediately following the consummation of the Washington National and SW Financial transactions, the Company will establish five operating divisions:
Career Sales, Individual Sales, Financial Services, Payroll Sales and Other Insurance. The newly reorganized divisions will include the operations of SW Financial and Washington National.

The Company has begun to realign its existing operating companies in light of the strategic review and anticipates a charge related to costs directly associated with the initial divisional restructuring which will have no future economic benefit ("restructuring costs"), including the costs of employee termination benefits and relocation, early service contract termination, and facility abandonment. A charge for the restructuring costs will be included in the Company's results of operations during 1997. In addition, the Company may incur additional restructuring costs when integration plans are implemented for the pending Washington National and SW Financial transactions.

Acquisitions. The Company's growth strategy emphasizes the acquisition of complementary insurance operations and the utilization of the Company's several distribution channels to further penetrate its target markets. In making acquisitions, the Company seeks to broaden its distribution channels, increase its product offerings and expand its geographic presence. The Company also seeks benefits from expense reduction through the consolidation of facilities and staff and the conversion to common administrative systems.

Each of the operating considerations outlined above as well as the cost of capital to the Company, expected cash flows from the target acquisition and actuarial factors, such as future premium, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities are considered and weighted in determining the relative risk of financial rewards for taking on the acquisition target. On July 22, 1996, the Company acquired United Companies Life Insurance Company ("UC Life") from United Companies Financial Corporation. UC Life markets fixed and variable annuity products through independent agents and financial institution marketing channels.

On July 25, 1995, the Company consummated the acquisition of Integon Life Insurance Corporation ("Integon Life"). Integon Life's life and annuity products are marketed through a general agency sales force, primarily in the Southeastern United States.

PENNCORP FINANCIAL GROUP, INC.

M D & A continued


On August 31, 1994, the Company acquired American-Amicable Life Insurance Company of Texas ("AA Life") through American-Amicable Holding Corporation ("AAHC"). AA Life markets life insurance products to military and civilian employees at U.S. military installations throughout the world.

The comparability of the Company's financial position, results of operations and cash flows for each of the periods presented have been affected by these acquisitions. The pro forma effects of the acquisitions of UC Life, Integon Life, and AA Life are described in Note 3 to the Company's Consolidated Financial Statements included elsewhere herein.

Financing Activities. As a part of each of the Company's acquisitions and as part of a long-term plan to maintain an appropriate balance in its capital structure, PennCorp has undertaken various public and private financing transactions. As a result, the Company's historical financial results reflect significant variations in financing costs including preferred stock dividends and extraordinary charges resulting from the early extinguishment of debt.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements are funded primarily by its insurance subsidiaries. The insurance subsidiaries' principal sources of cash are premiums and investment income. The insurance subsidiaries' primary uses of cash are policy claims, commissions, operating expenses, income taxes and payments to the Company for principal and interest due under surplus debentures, tax sharing payments and dividends. Both sources and uses of cash are reasonably predictable.

Financings. On August 2, 1996, the Company issued 2,875,000 shares of $3.50 Series II Convertible Preferred Stock ("Series II Convertible Preferred Stock") for net proceeds of $139.2 million. The cash raised through this offering, along with borrowings under the Company's bank credit facility, were utilized
(i) to fund the cash portion of the purchase price for UC Life, aggregating $100.4 million, (ii) to fund a capital contribution of $57.3 million to UC Life, and (iii) to pay related expenses of the acquisition of UC Life of $9.7 million. The Company accrued or paid dividends of $4.0 million during 1996, related to the Series II Convertible Preferred Stock.

On February 28, 1996, PennCorp completed the successful sale of 5,131,300 shares of Common Stock, netting proceeds of $155.5 million ("February Common Stock Offering"). Proceeds from this offering were utilized to repay $80.0 million of corporate and $57.0 million of subsidiary indebtedness, and to pay $10.0 million to SW Financial's former owner in lieu of PennCorp's obligation to issue an equivalent number of shares of Common Stock.

In May 1996, the Company entered into a revolving credit agreement with a syndicate of banks (the "bank credit agreement") for up to $175.0 million of funds available at any one time to replace the $100.0 million bridge facility utilized by the Company to make the investment in SW Financial, which was repaid out of the proceeds of the February Common Stock Offering. During the remainder of 1996, the Company borrowed amounts aggregating $92.0 million for
(i) the repurchase of $35.4 million in principal amount of the Company's 9 1/4% Senior Subordinated Debenture due 2003 (the "Notes") for $37.7 million, including interest and premium on early redemption of $2.3 million, (ii) the refinancing of $20.0 million of indebtedness under the previously outstanding bridge facility, (iii) the repayment of $16.5 million of amounts owed certain subsidiaries, and (iv) $17.8 million for general corporate purposes including the UC Life acquisition, interest payments and common and preferred stock dividend payments. Total interest and related costs incurred under the bank credit facility were $1.6 million during 1996.

On July 14, 1995, PennCorp issued 2,300,000 shares of the $3.375 Convertible Preferred Stock ("Convertible Preferred Stock") for net proceeds of $110.5 million. On March 16, 1995, PennCorp issued 3,750,000 shares of Common Stock, for net proceeds of approximately $51.2 million. The proceeds from these two offerings were used to (i) consummate the acquisition of Integon Life, which utilized funds totaling $33.4 million (including a capital contribution of $15.0 million), (ii) repay $28.5 million outstanding under, and subsequently cancel, a revolving credit facility, (iii) repurchase, for $34.6 million, all of the Company's Series A Preferred Stock, (iv) repay $11.2 million due to Integon Life's former parent company under a subordinated debenture, (v) pay the $15.4 million cash portion of the purchase price of Occidental Life Insurance Company of North Carolina ("OLIC") (which PennCorp purchased from Pennsylvania Life Insurance Company and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to herein as "Penn Life") and subsequently contributed to Integon Life), (vi) prepay $20.0 million principal amount of indebtedness under the AAHC credit facility, and (vii) make payments for general corporate purposes, including interest payments and the cancellation of certain interest rate swap agreements. The Company paid or accrued dividends on the Convertible Preferred Stock amounting to $7.8 million and $3.6 million during 1996 and 1995, respectively.


                                                PENNCORP FINANCIAL GROUP, INC.

M D & A continued


As part of the financing for the Integon Life acquisition, PennCorp issued Series B Preferred Stock with an initial value of $12.8 million, which accretes at 10.4% per annum until its maturity on June 30, 1997, and Series C Preferred Stock with an initial value (subject to offset) of $17.9 million, which accretes at 9.3% per annum until its maturity on June 30, 1998. The Series C Preferred Stock's estimated initial value for financial statement purposes was approximately $16.0 million. Preferred stock dividends accreted during 1996 and 1995, on the Series B and Series C Preferred Stock amounted to $2.9 million and $1.3 million, respectively. On March 14, 1997, the Company redeemed all the outstanding Series B Preferred Stock for $14.7 million, utilizing proceeds available under the bank credit facility.

In addition to the Series B and Series C Preferred Stock, the Company utilized $30.0 million in borrowings by Salem Holdings Corporation ("SHC"), the parent of Integon Life, from a syndicate of banks in order to fund a portion of the Integon Life acquisition. In March 1996, the Company utilized proceeds from the February Common Stock Offering to repay $30.0 million of indebtedness outstanding and cancel the SHC bank facility. For the years ended, December 31, 1996 and 1995, the Company incurred interest costs related to borrowings by SHC of $451,000 and $513,000, respectively.

In order to fund the AA Life acquisition, AAHC borrowed $55.0 million under the AAHC credit facility. The AAHC credit facility was repaid and cancelled in March 1996. During 1996, 1995 and 1994, AAHC made principal payments of $27.0 million, $23.0 million and $5.0 million, and had accumulated interest costs of $385,000, $3.3 million and $1.3 million under this facility, respectively.

As part of the financing of the AA Life acquisition, PennCorp issued 450,000 shares of Series A Preferred Stock with a stated dividend rate of approximately 6.0% for the first five years and approximately 8.0% thereafter, until redemption in 2009. During 1994, and prior to its full repurchase on August 25, 1995, PennCorp incurred dividends of $1.2 million and $1.7 million, respectively, related to the Series A Preferred Stock.

The Notes, the bank credit agreement and the Series C Preferred Stock impose certain covenants on the Company, including covenants restricting the amount of additional indebtedness the Company may incur, its ability to engage in future acquisitions and certain other business transactions, and the amount of dividends the Company may declare and pay, and requires the Company to maintain specified financial ratios and meet specified financial tests, all of which may impose limitations on the Company's future liquidity.

Surplus Debentures, Dividend Restrictions and Cash Flows. Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by Pacific Life and Accident Insurance Company ("PLAIC"), Salem Life Insurance Company ("Salem Life") and Pioneer Security Life Insurance Company ("Pioneer Security") (collectively, the "Surplus Note Companies"). The amounts outstanding under the surplus debentures totalled $367.9 million and $315.8 million as of December 31, 1996 and 1995, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

The Surplus Note Companies rely upon dividends and tax sharing payments from their respective insurance subsidiaries. Each of the insurance subsidiaries is in turn subject to regulatory restrictions with respect to the maximum amount of dividends that can be paid to the Surplus Note Companies without prior regulatory approval. Such dividend restrictions are primarily in the form of
(i) the greater of 10% of statutory capital and surplus or statutory earnings, or (ii) the lesser of 10% of statutory capital and surplus or statutory earnings, depending upon applicable state laws. The Company believes that such restrictions will not significantly impact the Company's liquidity for the foreseeable future.

For the years ended December 31, 1996, 1995 and 1994, the Company received net payments from the Surplus Note Companies of $31.9 million, $19.1 million and $11.5 million, respectively. The Surplus Note Companies received $25.8 million, $21.6 million and $900,000 in dividends and tax sharing payments from their respective insurance subsidiaries. During 1995, and 1994, the Company's downstream holding companies, SHC and AAHC, each had direct bank indebtedness outstanding which restricted the amount of payments which could be made by Salem Life and Pioneer Security for the benefit of the Company. As a result of the repayment of such indebtedness from proceeds of the Company's February Common Stock Offering, Salem Life and Pioneer Security may now make payments under their respective surplus debentures for the benefit of PennCorp.


PENNCORP FINANCIAL GROUP, INC.

M D & A continued


The primary cash requirements of the Company are interest payments, preferred stock dividends and common stock dividends which aggregated $33.9 million, $24.5 million and $16.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1996, cash made available under the surplus debentures exceeded cash requirements by $21.2 million. For the years ended December 31, 1995 and 1994, cash requirements of the Company exceeded cash made available to the Company through payments under the surplus debentures by $5.4 million and $5.0 million, respectively. During each of these periods, the Company utilized a balance of dividends and surplus note payments from the insurance subsidiaries and borrowings under the Company's credit facilities to fund PennCorp's cash requirements. This balance resulted in what management believes to be, along with other factors, an appropriate retention of statutory capital and surplus to improve the insurance subsidiaries' A.M. Best Company ("A.M. Best") ratings without placing an undue debt burden upon the Company.

During 1997, the maximum dividends and corresponding surplus debenture payments, without prior regulatory approval, are anticipated to be approximately $27.2 million and the Company's cash requirements are anticipated to be approximately $35.3 million. The Company intends to utilize funds available under its revolving credit facility to fund the shortfall. For periods beginning in 1998, under current statutory limitations, the Company believes that it will receive sufficient cash flow from the Surplus Note Companies and their respective subsidiaries to satisfy its cash requirements. As a result of the Company's decision to retain capital and surplus at the insurance subsidiary level, and with the contemplated realignment of the insurance subsidiaries into operating divisions, the Company believes that as of December 31, 1996, its insurance subsidiaries have excess capital and surplus. The Company's own established targets for estimated risk-based capital requirements indicate that the insurance divisions could make available approximately $50.0 million to PennCorp, subject to applicable regulatory approvals.

Investments. The Company's investment portfolio is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk, and matching the anticipated maturities of investments to the Company's liabilities. The Company believes that a conservative investment strategy fits the nature of its insurance products which have little or no inflation risk and limited build-up of cash accumulation values in earlier years.

The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,993.9 million and $1,487.0 million at December 31, 1996 and 1995, respectively. Of those securities available for sale, 92.1% and 92.7% were rated Baa or above by Moody's Investors Services, Inc. at December 31, 1996 and 1995, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Company sold $378.6 million, $106.6 million and $92.8 million of fixed maturity and equity securities, and purchased $955.8 million, $217.8 million and $183.6 million of fixed maturity and equity securities, respectively. Such sales and purchases were often effected to improve the quality of the investment portfolio or to avoid prepayment risks. In addition, during 1996 the Company sold one security in its held for investment portfolio aggregating $4.9 million as a result of a dramatic deterioration in its credit rating.

During 1995, the Company established a portfolio of "trading securities" to provide the Company with the opportunity to undertake interest rate hedging strategies, to participate in short-term relative value trades and to invest in special situations with the goal of generating short-term trading profits. As a result of trading activities, the Company recognized $1.3 million and $5.7 million of profits during 1996 and 1995, respectively.

Mortgage loans on real estate amounted to 7.0% and 1.6% of total invested assets as of December 31, 1996 and 1995, respectively. The substantial increase in mortgage loans was the result of the UC Life acquisition. UC Life invests in first mortgage loans and provides a mortgage loan warehousing facility for its former parent as a means of obtaining higher invested asset yields necessary to support competitively priced annuity products. The Company has established a reserve for loan loss which aggregated $11.9 million as of December 31, 1996. As of December 31, 1996 and 1995, the Company had non-performing loans amounting to $1.4 million and $3.5 million, respectively. The Company is in various stages of foreclosure or sales of such loans. The Company believes its current loan loss provision is adequate to cover any future losses related to currently performing and non-performing loans.

Cash and short-term investments totaled $102.6 million and $444.7 million as of December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, respectively, the Company held approximately $12.2 million and $3.8 million in short-term investments needed in the settlement of investment trades early in the following year.



                                                PENNCORP FINANCIAL GROUP, INC.

M D & A continued

Disintermediation risk. With the acquisition of UC Life and Integon Life, the Company significantly expanded its interest sensitive portfolio of products including universal life and accumulation products. The Company actively manages the difference in interest yields on assets backing interest sensitive liabilities and amounts credited to policyholder account balances so as to provide a margin or "spread". For the years ended December 31, 1996 and 1995, the Company had total interest sensitive liabilities aggregating $1,808.0 million and $702.1 million, respectively and obtained a spread on such liabilities of 2.1% and 1.9%, respectively. As part of the ongoing management of interest sensitive business, the Company annually undertakes "cash flow testing" sensitivities in which Management evaluates a range of interest rate scenarios under which credited interest rates and asset/liability durational matching may become mismatched. The Company believes that it has sufficient liquidity to withstand all reasonable scenarios established by Management.

Cash Flows From Operations. The periods covered by Management's Discussion and Analysis of Financial Condition and Results of Operations indicate cash provided by operating activities of $164.7 million, $75.7 million and $5.6 million in 1996, 1995 and 1994, respectively. The positive cash flow from operating activities is not necessarily indicative of the Company's cash flow as $(205.2) million, $(53.2) million and $2.1 million of cash was (used) provided to fund cash flows for interest sensitive life and accumulation products during 1996, 1995 and 1994, respectively, which are classified as financing activities in accordance with generally accepted accounting principles.

Inflation. The Company sells fixed benefit, life, and accumulation products. Approximately 48.6% of the Company's total policy revenues for the year ended December 31, 1996, were derived from fixed benefit products. These products typically provide a predetermined fixed payment that will be paid under specified conditions. Fixed benefit products are not designed to provide reimbursement for medical and related costs incurred as a result of accidents and sickness. Accordingly, payment amounts are not affected by the insured's actual cost of health care services. Because of the characteristics of its fixed benefit products, the Company believes that inflation does not have a material effect on its operations.

Pending Merger, Acquisition and Related Transactions. On January 22, 1997, the Company filed with the Securities and Exchange Commission ("SEC"), a preliminary PennCorp Financial Group, Inc. and Washington National Corporation Joint Proxy Statement and Prospectus ("Joint Proxy Statement") in which the Company, pending final review by the SEC, will be soliciting shareholder approval for the following transactions: (i) the Washington National Merger,
(ii) the acquisition of the Controlling Interest in SW Financial, (iii) the acquisition of the Fickes and Stone Knightsbridge Interests, and (iv) other items (see Note 15 and 16 of Notes to Consolidated Financial Statements included elsewhere herein).

The Washington National Merger and the acquisition of the Controlling Interest in SW Financial will expand the Company's individual and payroll sales division operations with similar products, distribution channels and asset mixes.

Should the Company obtain shareholder approval for the above transactions, the Company's reported financial information would change significantly.

The following unaudited pro forma selected financial data represents the Company's consolidated results of operations, as if the Washington National Merger, SW Financial transaction, UC Life acquisition and other financial transactions occurred on January 1, 1996, and the pro forma financial position, as if such transactions occurred as of December 31, 1996. The unaudited selected financial data has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the transactions been consummated as of January 1, 1996, or December 31, 1996, respectively, or the results of operations or financial position which may occur in the future.


PENNCORP FINANCIAL GROUP, INC.

M D & A continued

(Amounts in millions, except share information)
                                                                                        Pro forma             Actual
FOR THE YEAR ENDED DECEMBER 31,                                                           1996                1996
====================================================================================================================
Total revenues                                                                       $   1,256.5         $     590.1
Income before income taxes, undistributed earnings in unconsolidated affiliates,
   discontinued operations and extraordinary charge                                        214.7               144.8
Net income before discontinued operations and extraordinary charge
   applicable to common stock                                                              114.8                99.4
Fully diluted net income before discontinued operations and extraordinary charge
   per share applicable to common stock                                                     2.82                2.74

AS OF DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   9,735.4         $   4,833.7
Insurance and other liabilities                                                          8,106.8             3,745.5
Long-term debt                                                                             488.5               210.3
Mandatory redeemable preferred stock                                                        18.1                32.9
Total shareholders' equity                                                               1,122.0               845.0



In anticipation of the Washington National Merger and the acquisition of the Controlling Interest in SW Financial, the Company recently consummated a five-year, $450 million revolving credit facility ("revolver") with a syndicate of banks and terminated the Bank Credit Agreement. The revolver provides the Company with sufficient capacity, (i) to pay the cash portion of the Washington National Merger consideration, (ii) to pay the consideration due to the controlling shareholders of SW Financial, (iii) to provide amounts needed to refinance existing indebtedness at SW Financial, and (iv) to provide liquidity for other general corporate purposes.

Borrowings under the revolver will carry variable rates of interest plus a margin which varies with the Company's implied senior unsecured indebtedness rating. Based upon PennCorp's current ratings, the revolver would reduce the Company's current borrowing rates under the formerly outstanding bank facility by approximately 35 basis points and would reduce the cost of indebtedness outstanding at SW Financial by nearly 300 basis points.

The Company anticipates, pending regulatory and shareholder approval, consummating the Washington National Merger, the acquisition of the Controlling Interest in SW Financial, and the acquisition of the Fickes and Stone Knightsbridge Interests in late April 1997.

New Accounting Pronouncements. The Financial Accounting Standard Board ("FASB") has released for comment an Exposure Draft of a proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements: Policy and Procedures" (the "Proposed Statement"). The Proposed Statement provides new guidelines with respect to the circumstances under which entities must report financial information on a consolidated basis. The Proposed Statement, if issued, would be effective for fiscal years beginning after December 15, 1996. Although the Company cannot predict if, and in what form, the Proposed Statement will be issued, the Company believes that the Proposed Statement could require consolidation of Southwestern Life and Union Bankers and certain other transactions of the Company and Knightsbridge.

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replacing Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces "primary" and "fully diluted" earnings per share ("EPS") under APB Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. However, under SFAS No. 128, the Company would use the average market price for its stock during the reporting period to determine the cost of options as opposed to the greater of the closing price at the end of the period or the average market price during the period, as currently required by APB Opinion No. 15. SFAS No. 128 is effective for years ending after December 15, 1997.

RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the historical financial statements of the Company and related notes thereto contained elsewhere herein. Significant financial information, percentage changes and ratios (excluding realized gains and losses on sale of investments and equity in undistributed earnings of unconsolidated affiliates) are shown in the following table:

                                                                    1996           1995          1994
-----------------------------------------------------------------------------------------------------
RATIOS TO REVENUES
Total policy benefits                                                47.1%         38.4%         34.7%
Insurance expenses                                                   15.4          19.1          20.7
Other operating expenses                                             12.5          16.3          17.5
Interest and amortization of deferred debt issuance costs             3.3           4.7           6.1
Pretax operating margin                                              21.7          21.5          20.9



                                                PENNCORP FINANCIAL GROUP, INC.

M D & A continued


Operating Ratios. Pretax operating margin improved modestly to 21.7% of revenues during 1996 from 21.5% and 20.9% in 1995 and 1994, respectively. The slight improvement was primarily due to declines in all operating ratios except for policy benefits, which nearly offset the other improvements. As the mix of insurance products shifts toward life and accumulation products versus fixed benefit products, management believes the 1996 ratios will be indicative of future ratios.

The ratio of total policy benefits to revenues increased during 1996 to 47.1% from 38.4% and 34.7% in 1995 and 1994, respectively. The increase in total policy benefits to revenues during 1996 was primarily attributable to the continued increase in life products, relative to fixed benefit products, since benefits for life insurance products are typically greater, as a percentage of premium, than benefits for fixed benefit products. Additionally, accumulation products, such as deferred annuities, are priced to allow for the vast majority of interest earned on assets backing policy reserves to be credited to the policyholder account balance resulting in a faster growth in policy benefits than policy benefits for fixed benefit products. Also, during 1996, the Company experienced higher than expected mortality and morbidity costs for Penn Life and OLIC, which collectively resulted in an approximately 2.0% increase in the claims incurred ratio for the Company as a whole. The increase in total policy benefits during 1995, as compared to 1994 was the result of the shift in product mix, from fixed benefit accident and sickness insurance, to accumulation and life insurance products as claims incurred ratios remained consistent between periods.

Insurance expenses dropped during 1996 to 15.4% of revenues from 19.1% and 20.7% during 1995 and 1994, respectively. The reduction in all periods resulted primarily from increased premium volume and persistency resulting in less amortization of insurance assets (primarily the present value of insurance in force) as a percentage of revenues. In addition, for the year ended December 31, 1996, certain interest sensitive blocks of business had significantly less amortization of deferred policy acquisition costs and present value of insurance in force, as compared to 1995 and 1994, due to reduced short-term profit margins from adverse mortality. The Company believes that the reduced profit margins will not impact the long-term profitability. However, should such mortality experience continue, the ultimate recoverability of deferred policy acquisition costs and present value of insurance in force could be adversely affected.

Other operating expenses declined as a percentage of revenues to 12.5% during 1996, from 16.3% and 17.5% during 1995 and 1994, respectively. This downward trend was due to the acquisitions of UC Life and Integon Life, which are administered by the Company at overhead expense rates less than the business in force prior to their respective acquisitions. Despite the growing revenue base, the Company's total underlying expense infrastructure has increased only moderately. In addition, expense costs have shifted from overhead and maintenance expenses to those more closely related to the production of new business.

Interest costs fell to 3.3% of revenues during 1996, from 4.7% during 1995, and 6.1% during 1994. The Company's financings for each of its acquisitions have impacted these ratios. During 1996, the Company utilized common and preferred stock offerings to finance acquisition activities rather than debt. The weighted average interest cost for outstanding indebtedness dropped to 8.8% for the year ended December 31, 1996, from 9.0% and 9.3% for the years ended December 31, 1995, and 1994, respectively. The reduction in such interest costs was the result of the Company replacing subsidiary indebtedness with borrowings by the Company which carry substantially lower interest rates.

Policy Revenues. Policy revenues increased to $348.1 million in 1996 from $301.9 and $244.4 million in 1995 and 1994, respectively. Fixed benefit policy revenues decreased by 3.1% and 1.2% to $169.3 million and $174.7 million during 1996 and 1995, respectively, after increasing by 15.9% during 1994 to $176.9 million. Increases in fixed benefit policy revenues during 1994 resulted primarily from the acquisition of Professional. During 1996 and 1995, the Company's operating focus was concentrated primarily on increasing life policy revenues to achieve a balance of life policy revenues with those of fixed benefit products. In addition, during 1996 the Company effectively ceased marketing its "instant issue" fixed benefit products and as a result of higher than anticipated loss ratios which resulted in a $4.9 million decline in fixed benefit policy revenues.

Life policy revenues increased 43.9%, 75.0% and 37.2% to $170.0 million, $118.1 million and $67.5 million for the years ended 1996, 1995 and 1994, respectively. The acquisition of UCLife in July 1996, and Integon Life in July 1995, added $72.4 million and $22.2 million of life policy revenues during 1996 and 1995, respectively. The inclusion of AA Life for the full year 1995 increased life policy revenue by $29.1 million while AA Life provided an additional $13.7 million of life policy revenues during 1994. Partially offsetting some of these increases were declines in Penn Life's policy revenues from closed blocks of business of $1.1 million, $750,000 and $1.0 million during 1996, 1995 and 1994, respectively.


PENNCORP FINANCIAL GROUP, INC.

M D & A continued


Net Investment Income. The effects of a larger invested asset base and improved average portfolio yields to 7.6% in 1996 from 7.3% during 1995 and 1994, have resulted in net investment income increasing 108.8%, 97.1% and 20.3% in 1996, 1995 and 1994, to $213.6 million, $102.3 million and $51.9 million, respectively. The acquisitions of UCLife, which added invested assets of $1,484.4 million in July 1996, Integon Life, which added invested assets of $1,336.9 million in July 1995, and AA Life, which added invested assets of $204.3 million in August 1994, contributed to the increase in investment income. During 1996, UCLife added $50.0 million of investment income and Integon Life incrementally added $59.7 million as a result of being included for the entire year. During 1995, Integon Life and AA Life incrementally added $40.1 million and $9.7 million to investment income, respectively. During
1994, AA Life and Professional provided additional investment income to the Company of $4.8 million and $2.5 million, respectively.

Claims Incurred. Claims incurred increased 33.0%, 25.9% and 18.3% during 1996, 1995 and 1994, to $188.7 million, $141.9 million and $112.7 million, respectively. The increase in claims during 1996 was due to the addition of UCLife, $3.3 million, the inclusion of Integon Life for the full year, $35.1 million, and adverse mortality experience at OLIC and Penn Life of $4.2 million and $2.6 million, respectively, when compared to the previously reported period.The Company believes that the modest increase in claims at OLIC and Penn Life are a statistical aboration and do not appear to be the result of poor underwriting or anti-selection. The Company is continuing to closely monitor the claims activity in each insurance subsidiary. During 1995, the increase in claims incurred attributable to Integon Life and AA Life, was $22.8 million and $10.3 million, respectively. During 1994, the impact of the AA Life acquisition and the inclusion of Professional for the entire year increased claims incurred by $18.2 million.

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of the present value of insurance in force) increased 9.7%, 29.2% and 4.3% to $87.4 million, $79.7 million and $61.7 million during 1996, 1995 and 1994, respectively. During each of the periods the amortization of the present value of insurance in force increased slightly as a result of acquisitions. During 1996, and 1995, the Company utilized deferral methods comparable to those utilized in 1994 and thus the increase in amortization of deferred policy acquisition costs was the result of the growth of the blocks of new business issued since the acquisition of each subsidiary and related deferred costs. The increased insurance related expenses were also the result of somewhat higher commissions which totaled $34.7 million, $31.9 million and $30.7 million during 1996, 1995 and 1994, respectively.

Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance expenses) increased during 1996 to $71.2 million compared to $67.9 million during 1995 and $51.9 million during 1994. Excluding the impact of the UCLife acquisition in 1996 and the inclusion of Integon Life and AA Life for the full year period 1996 and 1995, respectively, and a non-recurring restructuring charge of $3.9 million in 1995, primarily related to the relocation of the Company's operating facility, other operating expenses decreased by $7.2 million or 14.8% during 1996 to $41.3 million for the Company's other insurance subsidiaries compared to $48.5 and $46.0 million during 1995 and 1994, respectively.

Also included in other operating expense is the amortization of costs in excess of net assets acquired which aggregated $8.0 million, $6.6 million and $5.2 million for 1996, 1995 and 1994, respectively.

Income Taxes. The effective tax rates for the years ended December 31, 1996, 1995 and 1994, were 36.7%, 35.1% and 36.6%, respectively. The 1996 effective rate is higher than the statutory rate of 35% primarily due to non-deductible amortization of costs in excess of net assets acquired. The decline of the effective tax rate for 1995 as compared to 1996 and 1994 is due to previously non-deductible operating losses becoming available to reduce tax on operating earnings. Effective tax rates in 1994 are higher than the statutory rate principally due to foreign taxes and non-deductible amortization of costs in excess of net assets acquired.



                                                PENNCORP FINANCIAL GROUP, INC.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT


The Shareholders and Board of Directors
PennCorp Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennCorp Financial Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Raleigh, North Carolina
February 28, 1997




PENNCORP FINANCIAL GROUP, INC.

 CONSOLIDATED STATEMENTS
      of income


(Amounts in thousands, except per share information)                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                 1996           1995           1994
----------------------------------------------------------------------------------------------------------------------

REVENUES:
   Premiums, principally accident and sickness                             $  256,859       $ 239,010       $  214,674
   Interest sensitive policy product charges                                   91,231          62,879           29,748
   Net investment income                                                      213,563         102,291           51,850
   Other income                                                                 6,132          12,845            1,056
   Net gains (losses) from the sale of investments                              1,257             595           (3,556)
                                                                           -------------------------------------------
     Total revenues                                                           569,042         417,620          293,772
                                                                           -------------------------------------------

BENEFITS AND EXPENSES:
   Claims incurred                                                            188,727         141,876          112,650
   Change in liability for future policy benefits and other
     policy benefits                                                           79,085          18,126           (9,329)
   Amortization of present value of insurance in force and
     deferred policy acquisition costs                                         52,877          47,732           30,948
   Amortization of costs in excess of net assets acquired                       7,990           6,557            5,241
   Underwriting and other administrative expenses                              97,685          93,272           77,407
   Interest and amortization of deferred debt issuance costs                   18,979          19,780           18,274
                                                                           -------------------------------------------
     Total benefits and expenses                                              445,343         327,343          235,191
                                                                           -------------------------------------------
Income before income taxes, undistributed earnings in unconsolidated
   affiliates and extraordinary charge                                        123,699          90,277           58,581
     Income taxes                                                              45,418          31,642           21,437
                                                                           -------------------------------------------
Net income before undistributed earnings in unconsolidated affiliates and
   extraordinary charge                                                        78,281          58,635           37,144
     Undistributed earnings in unconsolidated affiliates                       21,102           4,718                -
                                                                           -------------------------------------------
Net income before extraordinary charge                                         99,383          63,353           37,144
     Extraordinary charge (net of income taxes of $1,277, $- and $-)           (2,372)              -                -
                                                                           -------------------------------------------
Net income                                                                     97,011          63,353           37,144
     Preferred stock dividend requirements                                     14,646           6,540            1,151
                                                                           -------------------------------------------
Net income applicable to common stock                                      $   82,365       $  56,813       $   35,993
======================================================================================================================

PER SHARE INFORMATION:

Primary:
   Net income applicable to common stock before extraordinary charge       $     2.98       $    2.47       $     1.82
     Extraordinary charge, net of income taxes                                  (0.08)              -                -
                                                                           -------------------------------------------
   Net income applicable to common stock                                   $     2.90       $    2.47       $     1.82
Common shares used in computing primary earnings per share                     28,462          22,985           19,830

Fully diluted:
   Net income applicable to common stock before extraordinary charge       $     2.74       $    2.36
     Extraordinary charge, net of income taxes                                  (0.07)              -
                                                                           --------------------------
   Net income applicable to common stock                                   $     2.67       $    2.36
Common shares used in computing fully diluted earnings per share               35,229          25,566

          See accompanying Notes to Consolidated Financial Statements




PENNCORP FINANCIAL GROUP, INC.

 CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except share information)                                                        AS OF DECEMBER 31,
                                                                                                      1996             1995
==============================================================================================================================
ASSETS:
Investments:
   Fixed maturity securities:
     Held for investment, at amortized cost (fair value $89,759 in 1996 and $51,354 in 1995)        $    87,330    $    51,366
     Available for sale, at fair value (amortized cost $2,941,750 in 1996 and $1,414,187 in 1995)     2,993,925      1,486,985
   Equity securities available for sale, at fair value (cost $17,511 in 1996 and $13,707 in 1995)        20,867         15,172
   Trading securities, at fair value                                                                     31,140         86,104
   Mortgage loans on real estate, net of allowance of $11,945 in 1996 and $- in 1995                    256,998         36,563
   Policy loans                                                                                         145,976        125,179
   Short term investments                                                                                63,113        416,953
   Other investments                                                                                     46,848         43,937
                                                                                                    --------------------------
     Total investments                                                                                3,646,197      2,262,259
Cash                                                                                                     39,464         27,778
Accrued investment income                                                                                48,643         30,992
Accounts and notes receivable, net of allowance of $6,528 in 1996 and $8,388 in 1995                     47,307         34,842
Investments in unconsolidated affiliates                                                                144,652        119,390
Present value of insurance in force                                                                     351,973        288,664
Deferred policy acquisition costs                                                                       268,356        193,903
Costs in excess of net assets acquired                                                                  148,174        121,795
Other assets                                                                                            138,967         70,383
                                                                                                    --------------------------
     Total assets                                                                                   $ 4,833,733    $ 3,150,006
==============================================================================================================================

LIABILITIES:
Policy liabilities and accruals:
   Future policy benefits                                                                           $ 3,476,801    $ 2,153,607
   Policy and contract claims                                                                            44,878         36,429
   Other policyholder funds                                                                              40,429         39,011
                                                                                                    --------------------------
     Total policy liabilities and accruals                                                            3,562,108      2,229,047
Income taxes payable, primarily deferred                                                                 65,036         24,977
Notes payable                                                                                           210,325        307,271
Accrued expenses and other liabilities                                                                  118,401         92,198
                                                                                                    --------------------------
     Total liabilities                                                                                3,955,870      2,653,493
                                                                                                    --------------------------
Mandatory redeemable preferred stock:
   Series B, $.01 par value, $100 initial redemption value; authorized, issued and
     outstanding 127,500 in 1996 and 1995                                                                14,689         13,307
   Series C, $.01 par value, $100 initial redemption value; authorized, issued and
     outstanding 178,500 in 1996 and 1995                                                                18,175         16,700

SHAREHOLDERS' EQUITY:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized
   issued and outstanding 2,300,000 in 1996 and 1995                                                    110,513        110,513
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized
   issued and outstanding 2,875,000 in 1996                                                             139,157             --
Common stock, $.01 par value; authorized 50,000,000; issued and outstanding
   28,647,714 in 1996 and 22,879,708 in 1995                                                                286            229
Additional paid-in capital                                                                              393,156        220,482
Unrealized foreign currency translation losses                                                          (14,969)       (15,539)
Unrealized gains on securities available for sale                                                        19,582         30,353
Retained earnings                                                                                       202,144        125,375
Treasury shares (189,750 in 1996 and 1995)                                                               (3,370)        (3,370)
Notes receivable secured by common stock                                                                 (1,500)        (1,537)
                                                                                                    --------------------------
     Total shareholders' equity                                                                         844,999        466,506
                                                                                                    --------------------------
     Total liabilities and shareholders' equity                                                     $ 4,833,733    $ 3,150,006
==============================================================================================================================

          See accompanying Notes to Consolidated Financial Statements




                                                PENNCORP FINANCIAL GROUP, INC.

 CONSOLIDATED STATEMENTS
     of changes in shareholders' equity


(Amounts in thousands)                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                               1996             1995           1994
======================================================================================================================

CONVERTIBLE PREFERRED STOCK:
   Balance at beginning of year                                            $  110,513       $       -       $        -
   Issuance of convertible preferred stock                                    139,157         110,513                -
                                                                           -------------------------------------------
       Balance at end of year                                                 249,670         110,513                -
                                                                           -------------------------------------------
COMMON STOCK:
   Balance at beginning of year                                                   229             191              191
   Issuance of common stock                                                        56              38                -
   Exercise of stock options                                                        1               -                -
                                                                           -------------------------------------------
       Balance at end of year                                                     286             229              191
                                                                           -------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year                                               220,482         169,310          169,301
   Issuance of common stock                                                   170,393          51,172                -
   Exercise of stock options                                                    2,281               -                -
   Treasury stock awarded to employees, net of unearned award                       -               -                9
                                                                           -------------------------------------------
       Balance at end of year                                                 393,156         220,482          169,310
                                                                           -------------------------------------------
UNREALIZED FOREIGN CURRENCY TRANSLATION LOSSES:
   Balance at beginning of year                                               (15,539)        (17,882)         (13,118)
   Change in unrealized foreign currency translation losses during
     the year, net of income taxes                                                570           2,343           (4,764)
                                                                           -------------------------------------------
       Balance at end of year                                                 (14,969)        (15,539)         (17,882)
                                                                           -------------------------------------------
UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE:
   Balance at beginning of year                                                30,353         (24,454)               -
   Cumulative effect of accounting change, net of income taxes                      -               -            9,328
   Equity in unrealized losses of unconsolidated affiliate                     (6,045)              -                -
   Change in unrealized gains (losses) on securities available for
     sale during the year, net of income taxes                                 (4,726)         54,807          (33,782)
                                                                           -------------------------------------------
       Balance at end of year                                                  19,582          30,353          (24,454)
                                                                           -------------------------------------------

RETAINED EARNINGS:
   Balance at beginning of year                                               125,375          69,856           34,730
   Net income                                                                  97,011          63,353           37,144
   Dividends on common stock                                                   (5,630)         (1,327)            (765)
   Amortization of discount and dividends on preferred stock                  (14,646)         (6,540)          (1,151)
   Treasury stock awarded to employees, net of unearned award                       -               -             (102)
   Earned portion of treasury stock awarded to employees                           34              33                -
                                                                           -------------------------------------------
       Balance at end of year                                                 202,144         125,375           69,856
                                                                           -------------------------------------------
TREASURY SHARES:
   Balance at beginning of year                                                (3,370)           (386)            (280)
   Purchases of treasury shares                                                     -          (2,984)            (232)
   Treasury shares awarded to employees, net of unearned award                      -               -              126
                                                                           -------------------------------------------
       Balance at end of year                                                  (3,370)         (3,370)            (386)
                                                                           -------------------------------------------
NOTES RECEIVABLE SECURED BY COMMON STOCK:                                      (1,500)         (1,537)            (115)
                                                                           -------------------------------------------
   Total shareholders' equity                                              $  844,999       $ 466,506       $  196,520
======================================================================================================================

                    See accompanying Notes to Consolidated Financial Statements


PENNCORP FINANCIAL GROUP, INC.

 CONSOLIDATED STATEMENTS
     of cash flows


(Amounts in thousands)                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                              1996         1995         1994
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before undistributed earnings in unconsolidated affiliates and
     extraordinary charge                                                                  $  78,281    $  58,635    $  37,144
   Adjustments to reconcile net income before undistributed earnings in unconsolidated affiliates and extraordinary charge to net cash provided by operating activities:
     Capitalization of deferred policy acquisition costs                                     (99,545)     (83,795)     (58,919)
     Amortization of value of business in force, deferred policy acquisition costs,
       intangibles, depreciation and accretion, net                                           59,337       50,428       38,935
     Increase (decrease) in policy liabilities and accruals and other policyholder funds      73,202       12,417
                                                                                                                       (29,894)
     Purchases of trading securities                                                              --       (1,031)          --
     Sales of trading securities                                                              56,004       47,145           --
     Other, net                                                                               (2,585)      (8,126)      18,302
                                                                                           -----------------------------------
         Net cash provided by operating activities                                           164,694       75,673        5,568
                                                                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash expended in acquisition of businesses, net of cash acquired
     of $-, $- and $12,931                                                                   (99,596)     (18,363)     (89,137)
   Purchases of fixed maturity securities held for investment                                (27,000)     (15,950)        (472)
   Purchases of fixed maturity securities available for sale                                (920,430)    (188,388)    (174,872)
   Purchases of equity securities                                                             (8,398)     (13,415)      (8,294)
   Purchase of affiliate                                                                          --     (107,366)          --
   Maturities of fixed maturity securities held for investment                                42,351        6,214       18,098
   Maturities of fixed maturity securities available for sale                                 81,538       27,198       41,370
   Sales of fixed maturity securities held for investment                                      4,910           --           --
   Sales of fixed maturity securities available for sale                                     368,331       99,804       83,182
   Sales of equity securities                                                                  5,328        6,818        9,574
   Decrease (increase) in short-term investments, net
     (including changes in amounts due to broker)                                            412,687       39,392      (20,269)
   Acquisitions and originations of mortgage loans                                          (112,473)          --           --
   Sales of mortgage loans                                                                   151,972           --           --
   Principal collected on mortgage loans                                                      21,657           --           --
   Other, net                                                                                  4,521       (3,288)      (3,553)
                                                                                           -----------------------------------
         Net cash used in investing activities                                               (74,602)    (167,344)    (144,373)
                                                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable                                                                 230,000      130,783       83,500
   Issuance of common stock                                                                  155,450       51,210           --
   Issuance of preferred stock                                                               139,157      110,513       33,034
   Purchases of treasury stock                                                                    --       (2,984)        (232)
   Reduction of notes payable                                                               (330,624)     (91,507)      (5,271)
   Redemption of preferred stock                                                                  --      (33,415)          --
   Receipts from interest sensitive products credited to policyholders' account balances     160,403       91,175
                                                                                                                        47,497
   Return of policyholders' account balances on interest sensitive products                 (365,554)    (144,413)     (45,426)
   Repurchase agreement, net                                                                 (52,839)          --           --
   Other, primarily dividends, net                                                           (14,399)      (4,950)          --
                                                                                           -----------------------------------
         Net cash provided (used) by financing activities                                    (78,406)     106,412      113,102
                                                                                           -----------------------------------
         Net increase (decrease) in cash                                                      11,686       14,741      (25,703)
CASH AT BEGINNING OF YEAR                                                                     27,778       13,037       38,740
                                                                                           -----------------------------------
CASH AT END OF YEAR                                                                        $  39,464    $  27,778    $  13,037
==============================================================================================================================


SUPPLEMENTAL DISCLOSURES:
   Income taxes paid (refunded)                                                            $  (4,992)   $     787    $   2,474
   Interest paid                                                                              18,185       20,001       15,443

NON-CASH FINANCING ACTIVITIES:
   Debt assumed with acquisition                                                                  --       38,214           --
   Securities issued in conjunction with acquisition                                          14,999       28,750           --
   Amounts due on acquisition of affiliate                                                        --       11,114           --


          See accompanying Notes to Consolidated Financial Statements





                                                PENNCORP FINANCIAL GROUP, INC.

 NOTES TO CONSOLIDATED
      financial statements

(1) BASIS OF PRESENTATION

PennCorp Financial Group, Inc. (the "Company", "PennCorp") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") and Executive Fund Life Insurance Company (which was merged into PLIC effective July 1, 1996) and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, PLIC and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to herein as "Penn Life"), Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to herein as "AA Life"), Salem Life Insurance Corporation ("Salem Life") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC") and Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC") (Salem Life and its wholly-owned subsidiaries collectively referred to herein as "Integon Life"), United Companies Life Insurance Company ("UC Life"), and PLAIC, the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except share information, are stated in thousands.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, future policy benefits, policy and contract claims and present value of insurance in force. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Fixed maturities classified as held for investment are recorded at cost, adjusted for amortization of premium or discount, as the Company has the intent and ability to hold them to maturity. Fixed maturities and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income or capital and other economic factors. Changes in unrealized gains and losses related to securities available for sale are recorded as a separate component of shareholders' equity, net of applicable income taxes. Securities classified as trading securities are reported at fair value with realized gains and losses and changes in unrealized gains and losses included in the determination of net income as a component of other income. The classification of securities as held for investment, available for sale or trading is generally determined at the date of purchase. The Company carries certain equity investments in affiliates on the equity basis of accounting as a result of its percentage ownership and lack of voting control. Mortgage-backed securities held for investment or available for sale are amortized using the interest method including anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are recorded at cost, adjusted for amortization of premium or discount and provision for loan loss, if necessary. Policy loans, short-term investments, and other investments are recorded at cost, which approximates market.

Realized investment gains and losses and declines in value which are other than temporary, determined on the basis of specific identification, are included in net income.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was issued by the Financial Accounting Standards Board in May 1993. Since December 1991, the Company has utilized concepts considered in SFAS No. 115 regarding the classification of investments in debt securities. The implementation of SFAS No. 115 has resulted in the Company reflecting certain invested assets at fair value rather than lower of aggregate cost or market as was the previous accounting practice. As of January 1, 1994 the adoption of SFAS No. 115 resulted in an increase in the value reflected in the financial statements for the fixed maturity securities available for sale of approximately $14,351 and an increase in shareholders' equity of $9,328, net of deferred tax.


PENNCORP FINANCIAL GROUP, INC.

In November 1995, the Financial Accounting Standards Board ("FASB") announced that for the year ended December 31, 1995, companies that are subject to the reporting requirements of SFAS No. 115 would have a one-time opportunity to reclassify securities currently classified as held for investment without the risk of tainting the accounting for investments on a historical basis. The Company has evaluated the securities contained in this portfolio and has determined under which conditions it may dispose of such securities. In light of this review, the Company has reclassified approximately $61,410 of securities which were previously classified as held for investment to available for sale. The result of such reclassification was to increase shareholders' equity by $1,198, net of applicable deferred income taxes.


INSURANCE REVENUE RECOGNITION

Accident and sickness insurance premiums are recognized as revenue ratably over the time period to which premiums relate. Revenues from traditional life insurance policies represent premiums which are recognized as earned when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the lives of the policies. This association is accomplished by means of the provision for liabilities for future policy benefits and the deferral and amortization of policy acquisition costs.

Revenues for interest sensitive products such as universal life and annuity contracts represent charges assessed against the policyholders' account balance for the cost of insurance, surrenders and policy administration. Benefits charged to expenses include benefit claims incurred during the period in excess of policy account balances and interest credited to policy account balances.


POLICY LIABILITIES

Liabilities for future policy benefits generally have been computed on the net level premium method, based on estimated future investment yield, mortality, morbidity and withdrawals. Estimates used are based on experience adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. Future policy benefits for interest sensitive products include the balance that accrues to the benefit of the policyholders and amounts that have been assessed to compensate the life insurance subsidiaries for services to be provided in the future.

Policy and contract claims represent estimates of both reported claims and claims incurred but not reported based on experience.


ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist primarily of agents' balances and premiums receivable from agents and policyholders in the United States and Canada. Agents' balances are partially secured by commissions due to agents in the future and premiums receivable are secured by policy liabilities. An allowance for doubtful accounts is established, based upon specific identification and general provision, for amounts which the Company estimates will not ultimately be collected.


DEFERRED POLICY ACQUISITION COSTS

Estimated costs of acquiring new business which vary with, and are primarily related to, the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such estimated costs include commissions, certain costs of policy issuance, underwriting and certain variable agency expenses. Costs deferred on accident and sickness and traditional life policies are amortized, with interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. For interest sensitive products and limited pay life products, policy acquisition costs are amortized in relation to the emergence of anticipated gross profits over the life of the policies.


PRESENT VALUE OF INSURANCE IN FORCE

The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest based upon the policy liability or contract rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $151,173 and $122,851 as of December 31, 1996 and 1995, respectively.




                                                PENNCORP FINANCIAL GROUP, INC.

NET INCOME PER COMMON SHARE

Net income per common share is determined after recognition of preferred stock dividends and accretion of discount on preferred stock and is based on the weighted average number of common shares outstanding during the year after giving consideration to the dilutive effect of stock options and stock warrants. Fully diluted net income per share assumes the conversion of convertible preferred stock.

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", in 1996. This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a new fair-value methodology, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for
Stock Issued to Employees", and related Interpretations. Note 12 of the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income applicable to common stock and earnings per share for 1996 and 1995, if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.


COSTS IN EXCESS OF NET ASSETS ACQUIRED

Costs in excess of the fair value of net assets acquired are amortized on a straight-line basis primarily over 20 years. Accumulated amortization was $32,434 and $26,484 as of December 31, 1996 and 1995, respectively.

The Company continually monitors the value of costs in excess of net assets acquired based upon estimates of future earnings. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings. For the periods presented there was no charge to earnings for the impairment of costs in excess of net assets acquired.


INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


FOREIGN CURRENCY TRANSLATION

The financial statement accounts of the Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows:
(i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a separate component of shareholders' equity, and
(ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each of the periods presented.


REINSURANCE

Financial reinsurance that does not transfer significant insurance risk is accounted for as deposits. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. Balances due to, or from, reinsurers have been reflected as assets and liabilities rather than being netted against the related account balances.


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.


(3) ACQUISITIONS

On July 22, 1996, the Company consummated the acquisition of UC Life for a total purchase price of $110,056 including expenses incurred of $9,706 and earnings through the date of consummation of the acquisition of $3,608. The fair value of net assets acquired amounted to $76,008 resulting in $34,048 costs in excess of net assets acquired.

The UC Life acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, all assets and liabilities acquired were recorded at fair value as of the acquisition date which became the new cost basis.


PENNCORP FINANCIAL GROUP, INC.

On July 25, 1995, the Company consummated the acquisition of Integon Life for a total purchase price of $48,596 including acquisition expenses of approximately $3,200. The fair value of net assets acquired amounted to $2,974 resulting in $45,622 of costs in excess of net assets acquired.

The acquisition of Integon Life was initiated on January 20, 1995, when the Company and its subsidiaries entered into a series of related agreements to acquire all of the issued and outstanding capital stock of Salem Holdings Corporation (formerly Integon Life Corporation), including the purchase for $15,000 in cash, of a 49% limited partnership interest in the ultimate limited partner that controlled Integon Life. Prior to the consummation of the acquisition, the Company's 49% equity interest in the net income of Integon Life, which aggregated $3,808, was reported on the equity method of accounting as undistributed earnings in unconsolidated affiliates for the period from January 20, 1995, to July 25, 1995.

The Integon Life acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, assets and liabilities acquired have been recorded as a step purchase with fair values determined as of January 20, 1995 and July 25, 1995, which became the new cost basis.

On August 31, 1994, the Company consummated the acquisition of AA Life for a total cash purchase price of $103,392 including acquisition expenses of $1,865. The fair value of net assets acquired was $86,880 resulting in $16,512 of costs in excess of net assets acquired.

The AA Life acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, all assets and liabilities acquired were recorded at fair value as of the acquisition date which became the new cost basis. .

The results of operations of the acquired companies are included in the accompanying financial statements since the respective acquisition dates.

The following unaudited pro forma data represents the Company's consolidated results of operations as if (i) the Integon Life and AA Life acquisition occurred as of January 1, 1994, and (ii) the UC Life acquisition occurred as of January 1, 1995. This unaudited pro forma data has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1995 and 1994, or results which may occur in the future.

(Amounts in thousands, except per share information)

FOR THE YEARS ENDED DECEMBER 31,                            1996              1995               1994
=========================================================================================================
Total revenues                                         $   639,076        $   635,508        $    484,181
Income before income taxes, undistributed earnings in
   unconsolidated affiliates and extraordinary charge      131,683            118,742              51,779
Net income applicable to common stock                       82,884             54,077              30,417
Per share information:
   Net income applicable to common stock - primary            2.79               1.84                1.21
   Net income applicable to common stock - fully diluted      2.59               1.81


(4) FOREIGN INFORMATION AND BUSINESS SEGMENT INFORMATION

The Company's only reportable industry segment is life insurance, and its only significant foreign operations are conducted in Canada. Within the life insurance segment the Company's significant lines of business include fixed benefit, life and accumulation products. Assets and related investment income are allocated based upon related insurance liabilities which are backed by such assets. Other operating expenses are allocated in relation to the mix of related revenues.





                                                PENNCORP FINANCIAL GROUP, INC.

The components of operations for the years ended December 31 were as follows:

                                                             1996              1995              1994
=========================================================================================================
TOTAL REVENUES:
   Insurance operations
     U.S.
       Fixed benefit products                          $   147,226        $   162,747        $    159,644
       Life products                                       253,959            174,934              91,322
       Accumulation products                               111,146             32,378                   -
     Canada
       Fixed benefit products                               45,695             40,596              37,641
       Life products                                         6,690              6,430               5,618
   Non-insurance operations, corporate and eliminations      4,326                535                (453)
                                                       --------------------------------------------------
                                                       $   569,042        $   417,620        $    293,772
=========================================================================================================
INCOME BEFORE INCOME TAXES, UNDISTRIBUTED EARNINGS
   IN UNCONSOLIDATED AFFILIATES AND EXTRAORDINARY
   CHARGE:
Insurance operations
     U.S.
       Fixed benefit products                          $    39,664        $    52,148        $     18,735
       Life products                                        52,363             26,245              40,908
       Accumulation products                                33,289             14,423                   -
     Canada
       Fixed benefit products                               15,435             15,568              13,007
       Life products                                           642              2,451               1,391
   Non-insurance operations, corporate and eliminations    (17,694)           (20,558)            (15,460)
                                                       --------------------------------------------------
                                                       $   123,699        $    90,277        $     58,581
=========================================================================================================

Total assets as of December 31 were as follows:

                                                                              1996               1995
=========================================================================================================
TOTAL ASSETS:
   Insurance operations
     U.S.
       Fixed benefit products                                             $   479,900        $    453,087
       Life products                                                        1,686,611           1,497,654
       Accumulation products                                                2,349,905             945,100
     Canada
       Fixed benefit products                                                 139,887             120,011
       Life products                                                           43,613              39,357
   Non-insurance operations, corporate and eliminations                       133,817              94,797
                                                                          -------------------------------
                                                                          $ 4,833,733        $  3,150,006
=========================================================================================================


(5) INVESTMENTS

The following investments, other than obligations of the U.S. Government or agencies thereof, individually exceeded 10% of total shareholders' equity as of December 31:

                                                            1996                         1995
=========================================================================================================
                                                  AMORTIZED       FAIR         AMORTIZED         FAIR
                                                    COST          VALUE          COST            VALUE
                                                ---------------------------------------------------------
Canadian government obligations                 $   80,492     $   88,671     $   61,245       $   66,374
=========================================================================================================


PENNCORP FINANCIAL GROUP, INC.

The amortized cost and fair value of investments in fixed maturities held for investment as of December 31 were as follows:

                                                                        1996
=========================================================================================================
                                                                 GROSS           GROSS
                                                 AMORTIZED    UNREALIZED      UNREALIZED         FAIR
                                                   COST          GAINS          LOSSES           VALUE
                                                ---------------------------------------------------------
Mortgage-backed securities, principally
   obligations of U.S. Government agencies      $   34,546     $    2,307     $        -       $   36,853
Corporate securities                                52,784            124              2           52,906
                                                ---------------------------------------------------------
                                                $   87,330     $    2,431     $        2       $   89,759
=========================================================================================================


                                                                        1995
=========================================================================================================
                                                                 GROSS           GROSS
                                                 AMORTIZED    UNREALIZED      UNREALIZED         FAIR
                                                   COST          GAINS          LOSSES           VALUE
                                                ---------------------------------------------------------
Corporate securities                            $   51,366     $        -     $       12       $   51,354
=========================================================================================================


The amortized cost and fair value of investments in fixed maturities available for sale as of December 31 were as follows:

                                                                         1996
=========================================================================================================

                                                                 GROSS           GROSS
                                                 AMORTIZED    UNREALIZED      UNREALIZED         FAIR
                                                   COST          GAINS          LOSSES           VALUE
                                                ---------------------------------------------------------
Mortgage-backed securities, principally
   obligations of U.S. Government agencies      $1,408,124     $   25,710     $    5,510       $1,428,324
U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies       326,484          5,783          2,760          329,507
Debt securities issued by foreign governments       80,492          8,179              -           88,671
Corporate securities                             1,126,650         29,940          9,167        1,147,423
                                                ---------------------------------------------------------
                                                $2,941,750     $   69,612     $   17,437       $2,993,925
=========================================================================================================


                                                                        1995
=========================================================================================================
                                                                 GROSS           GROSS
                                                 AMORTIZED    UNREALIZED      UNREALIZED         FAIR
                                                   COST          GAINS          LOSSES           VALUE
                                                ---------------------------------------------------------
Mortgage-backed securities, principally
   obligations of U.S. Government agencies      $  484,945     $   23,288     $    1,880       $  506,353
U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies       363,305         18,207            980          380,532
Debt securities issued by foreign governments       61,245          5,210             81           66,374
Corporate securities                               504,692         33,486          4,452          533,726
                                                ---------------------------------------------------------
                                                $1,414,187     $   80,191     $    7,393       $1,486,985
=========================================================================================================



                                                 PENNCORP FINANCIAL GROUP, INC.

The amortized cost and fair value of fixed maturities held for investment as of December 31, 1996, by contractual maturity, are shown below:

                                                                           AMORTIZED            FAIR
                                                                             COST               VALUE
=========================================================================================================
Due in one year or less                                                   $     5,223        $      5,223
Due after 1 through 5 years                                                    16,793              16,854
Due after 5 through 10 years                                                   30,768              30,829
Mortgage-backed securities, principally
   obligations of U.S. Government agencies                                     34,546              36,853
                                                                          -------------------------------
                                                                          $    87,330        $     89,759
=========================================================================================================



The amortized cost and fair value of fixed maturities available for sale as of December 31, 1996, by contractual maturity, are shown below:

                                                                           AMORTIZED            FAIR
                                                                             COST               VALUE
=========================================================================================================
Due in one year or less                                                   $   126,527        $    127,588
Due after 1 through 5 years                                                   340,267             348,026
Due after 5 through 10 years                                                  781,999             798,307
Due after 10 years                                                            284,833             291,680
Mortgage-backed securities, principally
   obligations of U.S. Government agencies                                  1,408,124           1,428,324
                                                                          -------------------------------
                                                                          $ 2,941,750        $  2,993,925
=========================================================================================================


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Included in fixed maturities held for investment as of December 31, 1996 and 1995, are below investment-grade securities with an amortized cost and fair value of $34,624 and $39,281, respectively. Included in fixed maturities held for investment as of December 31, 1996, are unrated securities with an amortized cost of $46,413 and a fair value of $48,831.

Included in fixed maturities available for sale as of December 31, 1996 and 1995, are below investment-grade securities with an amortized cost of $91,590 and $30,556 and a fair value of $92,494 and $33,541, respectively. Included in fixed maturities available for sale as of December 31, 1996, are unrated securities with an amortized cost of $92,315 and a fair value of $92,752.

As of December 31, 1996, net unrealized appreciation in equity securities available for sale of $3,356 consisted of gross unrealized gains of $4,047, less gross unrealized losses of $691. As of December 31, 1995, net unrealized appreciation in equity securities available for sale of $1,465 consisted of gross unrealized gains of $2,031, less gross unrealized losses of $566.

Fair values for fixed maturity securities were provided by independent pricing services using market quotations, prices provided by market makers, or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The fair values for equity securities were determined using market quotations from principal public exchange markets.

The Company's commercial and residential mortgage portfolios had carrying values $256,998 and $36,563, respectively, and, fair values of approximately $261,408 and $37,190, respectively, as of December 31, 1996 and 1995. The fair values for mortgage loans on real estate are estimated using the quoted market prices for securities collateralized by similar mortgage loans, adjusted for the differences in loan characteristics. For mortgage loans on real estate where quoted market prices are not available, the fair values are estimated using discounted cash flow analysis and interest rates for loans with similar credit ratings.



PENNCORP FINANCIAL GROUP, INC.

As of December 31, 1996, commercial and residential mortgage loan investments were concentrated in the following states:

                                                                        PERCENT OF TOTAL
                                                        CARRYING VALUE   CARRYING VALUE
=========================================================================================
Georgia                                                   $ 42,412           16.5%
Florida                                                     40,234           15.7
Colorado                                                    31,434           12.3
Virginia                                                    17,892            6.7
Tennessee                                                   15,828            6.2
Alabama                                                     15,142            5.9
Louisiana                                                   13,912            5.5
All other                                                   80,144           31.2
                                                          -----------------------
                                                          $256,998          100.0%
=========================================================================================


Investments with a carrying value of $62,767 and $49,036 were on deposit with certain regulatory authorities as of December 31, 1996 and 1995, respectively.

Realized, and changes in unrealized gains and losses, on investments for the years ended December 31 were as follows:

                                                            1996               1995               1994
==========================================================================================================
REALIZED GAINS (LOSSES) ON DISPOSITIONS OF INVESTMENTS:
   Securities held for investment:
     Gross gains from sales                            $         -        $         -        $          -
     Gross losses from sales                                   (28)                 -                   -
     Net gains (losses) from redemptions                      (105)                 1              (2,186)
----------------------------------------------------------------------------------------------------------
                                                              (133)                 1              (2,186)
   Securities available for sale:
     Gross gains from sales                                  2,562              3,009                 182
     Gross losses from sales                                (1,800)            (2,616)             (1,572)
     Net gains (losses) from redemptions                      (166)               201                  20
----------------------------------------------------------------------------------------------------------
                                                               596                594              (1,370)
   Mortgage loans                                              794                  -                   -
       Net realized gains (losses)                     $     1,257        $       595        $     (3,556)
==========================================================================================================

CHANGES IN UNREALIZED GAINS (LOSSES):
   Securities held for investment                      $     2,441        $     3,575        $     (9,639)
   Securities available for sale                           (18,732)           111,732             (52,408)
----------------------------------------------------------------------------------------------------------
       Net change in unrealized gains (losses)         $   (16,291)       $   115,307        $    (62,047)
==========================================================================================================

TRADING PORTFOLIO:
   Net gains from sales                                $     4,930        $     1,830
   Net change in unrealized gains (losses)                  (3,626)             3,880
-------------------------------------------------------------------------------------
       Total trading gains                             $     1,304        $     5,710
=====================================================================================



Major categories of net investment income for the years ended December 31, consisted of the following:

                                                           1996               1995               1994
==========================================================================================================
Fixed maturity securities                              $   170,871        $    70,715        $     44,759
Mortgage loans on real estate                               13,693              2,783               1,702
Policy loans                                                 8,409              5,240               2,725
Short term investments                                      12,966             16,891               1,641
Other investments                                           13,100             10,168               2,291
----------------------------------------------------------------------------------------------------------
   Gross investment income                                 219,039            105,797              53,118
Less:  investment expenses                                   5,476              3,506               1,268
----------------------------------------------------------------------------------------------------------
   Net investment income                               $   213,563        $   102,291        $     51,850
==========================================================================================================



                                                 PENNCORP FINANCIAL GROUP, INC.

The Company had non-income producing fixed maturity investments with an amortized cost of $17,115 and $10,184 as of December 31, 1996 and 1995, respectively.


(6) SOUTHWESTERN LIFE INVESTMENT

On December 14, 1995, Southwestern Financial Corporation ("SW Financial"), a newly organized corporation formed by the Company and Knightsbridge Capital Fund I, L.P. ("Knightsbridge", see Notes 15 and 16) purchased Southwestern Life Insurance Company, Union Bankers Insurance Company and certain other related assets from I.C.H. Corporation for $260,000.

Through its direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owns 67.2% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 15.1% of SW Financial's voting common stock, and preferred stock of SW Financial and its subsidiary. PennCorp is also a 16.3% limited partner in Knightsbridge.

The consolidated condensed results of operations and financial position of SW Financial are provided below:

                                                                          FOR THE YEAR ENDED     FOR THE PERIOD
                                                                            DECEMBER 31,1996    DECEMBER 14-31, 1995
====================================================================================================================

REVENUES:
   Policy revenues                                                                $ 196,912        $  12,668
   Net investment income                                                            128,972            6,015
   Other income (including limited partnership distributions of 15,811 in 1996)      27,439              320
   Net gains from the sale of investments                                               516               --
                                                                                   -------------------------
         Total revenues                                                             353,839           19,003
                                                                                   -------------------------
BENEFITS AND EXPENSES:
   Claims incurred                                                                  234,773           14,736
   Change in liability for future policy benefits and
     other policy benefits                                                          (36,929)          (2,318)
   Insurance and other operating expenses                                            92,731            3,617
   Interest and amortization of deferred debt issuance costs                         14,052              664
                                                                                   -------------------------
       Total benefits and expenses                                                  304,627           16,699
                                                                                   -------------------------
Income before income taxes and extraordinary charge                                  49,212            2,304
   Income taxes                                                                      18,247              882
                                                                                   -------------------------
Net income                                                                           30,965            1,422
   Preferred stock dividend requirements                                              2,754              205
                                                                                   -------------------------
Net income applicable to common stock                                             $  28,211        $   1,217
                                                                                  ==========================




AS OF DECEMBER 31,                                                          1996                1995
=========================================================================================================
ASSETS:
Invested assets                                                           $ 1,640,991        $  1,710,537
Insurance assets                                                              107,230             115,831
Other assets                                                                  462,329             387,656
                                                                          -------------------------------
   Total assets                                                           $ 2,210,550        $  2,214,024
                                                                          ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Insurance liabilities                                                     $ 1,745,160        $  1,821,292
Long-term debt                                                                159,750             160,000
Other liabilities                                                             127,237              74,826
Redeemable preferred stock                                                     33,879              31,099
Shareholders' equity                                                          144,524             126,807
                                                                          -------------------------------
   Total liabilities and shareholders' equity                             $ 2,210,550        $  2,214,024
                                                                          ===============================

PENNCORP FINANCIAL GROUP, INC.

(7) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE

Deferred policy acquisition costs represent commissions, certain costs of policy issuance, including underwriting and certain variable agency costs.

Information relating to these costs for the years ended December 31, is as follows:

                                                            1996                1995              1994
=======================================================================================================
Policy acquisition costs deferred:
   Commissions                                          $   48,502        $    49,191        $   31,591
   Underwriting and issue costs                             51,043             34,604            27,328
                                                        -----------------------------------------------
                                                            99,545             83,795            58,919
Policy acquisition costs amortized                         (24,556)           (22,234)          (11,141)
Unrealized investment loss adjustment                         (461)            (1,007)                -
Foreign currency translation adjustment                        (75)               486              (751)
                                                        -----------------------------------------------
     Balance as of December 31                          $  268,356        $   193,903        $  132,863
=======================================================================================================


As a part of the purchase accounting for the Company's acquisitions, a present value of insurance in force asset is established which represents the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the actuarially determined present value of the projected cash flows from the acquired policies, discounted at an appropriate risk rate of return.

The methods used by the Company to value the fixed benefit, life, and accumulation products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future cash flows from the acquired business, the risks inherent in realizing those cash flows, the rate of return the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, and determining the value of the insurance asset by discounting the expected future cash flows by the discount rate the Company requires.

The discount rate used to determine such values is the rate of return required in order to invest in the business being acquired. In selecting the rate of return, the Company considered the magnitude of the risks associated with the type of business acquired and actuarial factors described in the following paragraph, cost of capital available to the Company to fund the acquisition, compatibility with other Company activities that may favorably affect future profits, and the complexity of the acquired company.

Expected future cash flows used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. Variances from original projections, whether positive or negative, are included in income as they occur and will affect the present value of insurance in force interest rates for products subject to SFAS No. 97. To the extent that these variances indicate that future cash flows will differ from those included in the original scheduled amortization of the present value of the insurance in force, future amortization may be adjusted. Recoverability of the present value of insurance in force is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.

Information related to the present value of insurance in force is as follows:

                                                           1996               1995              1994
=========================================================================================================
Balance as of January 1                                $   288,664        $   208,233        $    172,887
Addition due to acquisition                                 79,077            132,949              56,000
Accretion of interest                                       27,530             22,135              16,853
Amortization                                               (55,851)           (47,633)            (36,661)
Unrealized investment gain (loss) adjustment                12,582            (27,425)                  -
Foreign currency translation adjustment                        (29)               405                (846)
                                                       --------------------------------------------------
   Balance as of December 31                           $   351,973        $   288,664        $    208,233
=========================================================================================================


                                                 PENNCORP FINANCIAL GROUP, INC.

Expected gross amortization, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 3.5% to 14.5%, for the next five years of the present value of insurance in force is as follows:

                                                  BEGINNING       GROSS         ACCRETION         NET
                                                   BALANCE    AMORTIZATION     OF INTEREST   AMORTIZATION
=========================================================================================================
1997                                            $  351,973     $   63,796     $   25,354       $   38,442
1998                                               313,531         55,640         22,937           32,703
1999                                               280,828         50,205         20,674           29,531
2000                                               251,297         45,077         18,622           26,455
2001                                               224,842         39,166         16,746           22,420



(8) FUTURE POLICY BENEFITS

The liability for future policy benefits consists of reserves for fixed benefit, life and accumulation products. For interest sensitive life products and annuity products, the liability for future policy benefits is equal to the accumulated fund value. Fund values are equal to the excess premium received and interest credited to the fund value less deductions for mortality costs and expense charges. Current declared interest rates credited range from 4.0% to
6.75 percent. Mortality costs and expense charges are established by the Company based upon its experience and cost structure.

For traditional life products, the liability for future policy benefits is based primarily upon Commissioners' Standard Ordinary Tables with interest rates ranging from 2.5% to 6.0 percent. Fixed products establish a liability for future policy benefits equal to the excess of the present value of future benefits to or on behalf of the policyholder over the future net premium discounted at interest rates ranging primarily from 4.5% to 8.0 percent. Traditional life products' and fixed benefit products' future policy benefits are determined using Company experience as to mortality, morbidity and lapses with a provision for adverse deviation. The Company may vary assumptions by year of policy issue.

The following table presents information on changes in the liability for accident and sickness claims for the years ended December 31:

                                                          1996               1995                1994
=========================================================================================================
Claim liability at January 1                           $   127,078        $   126,920        $    136,043
Less reinsurance recoverables                                1,372              2,050               2,750
                                                       --------------------------------------------------
   Net balance at January 1                                125,706            124,870             133,293
                                                       --------------------------------------------------
Addition due to acquisition                                  1,079              1,095                   -
                                                       --------------------------------------------------
Add claims incurred during the year related to:
   Current year                                             63,673             62,106              76,686
   Prior years                                              (6,816)            (2,855)               (579)
                                                       --------------------------------------------------
     Total incurred                                         56,857             59,251              76,107
                                                       --------------------------------------------------
Less claims paid during the year related to:
   Current year                                             19,057             20,346              32,828
   Prior years                                              36,435             39,164              51,702
                                                       --------------------------------------------------
     Total paid                                             55,492             59,510              84,530
                                                       --------------------------------------------------
Net balance at December 31                                 128,149            125,706             124,870
Plus reinsurance recoverables                                2,242              1,372               2,050
                                                       --------------------------------------------------
     Claim liability at December 31*                   $   130,391        $   127,078        $    126,920
=========================================================================================================

* Included in the balance sheet captions "future policy benefits" and "policy and contract claims".




PENNCORP FINANCIAL GROUP, INC.

(9) NOTES PAYABLE

The outstanding principal amounts of the notes payable consist of the following as of December 31:

                                                                              1996               1995
=========================================================================================================
Unsecured 9 1/4% Senior Subordinated Notes due 2003 (a)                   $   114,646        $    150,000
Bank Debt due in 1996 (b)                                                           -             100,000
Bank Debt with annual principal requirement (c)                                     -              57,000
Revolving bank credit facility (d)                                             92,000                   -
Unsecured 9% Notes payable due December 31, 1996                                    -                 271
Other                                                                           3,679                   -
                                                                          -------------------------------
                                                                          $   210,325        $    307,271
=========================================================================================================


(a) Interest costs under the Notes totaled $13,545, $14,463 and $15,206 during 1996, 1995 and 1994, respectively. At December 31, 1996, the effective rate for the Notes was approximately 9.6 percent.

(b) Interest costs under the $100,000 credit facility totaled $1,701 and $362 in 1996 and 1995, respectively. The effective rate of interest charged on amounts outstanding during 1996 was 7.2 percent.

(c) Interest costs under the $57,000 in bank debt totaled $836 and $3,839 in 1996 and 1995, respectively. The effective rate of interest charged on amounts outstanding during 1996 was 8.1 percent.

(d) Interest costs under the $175,000 revolving credit facility totaled $1,558 in 1996. The effective rate of interest charged was 6.0% during 1996 on a weighted average outstanding balance of $25,861.



The fair value of amounts outstanding as notes payable for the years ended December 31, 1996 and 1995, amounted to $215,341 and $311,771, respectively. All recorded amounts other than the Senior Subordinated Notes approximate market as they carry variable rates of interest which adjust at least every 90 days. The fair value of the Senior Subordinated Notes is determined based upon quotes from market makers.

The aggregate maturities of notes payable during each of the five years after December 31, 1996, are as follows: 1997, $570; 1998, $617; 1999, $668; 2000,
$724; 2001, $92,951.

All of the Company's debt obligations contain financial and operating covenants. The Company and its subsidiaries were in compliance with all applicable covenants as of December 31, 1996.

The Company realized an after-tax extraordinary charge of $2,372 for the year ended December 31, 1996. The charge represents (i) the write-off of $816 of deferred financing costs related to the retirement of certain indebtedness of the Company and its subsidiaries, and (ii) the write-off of $1,556 of deferred financing, swap cancellation and other costs related to the repurchase of approximately $35,354 in principal amount of the Senior Subordinated Notes.


(10) INCOME TAXES

The Company and a number of its non-insurance subsidiaries file a consolidated federal income tax return with a July 31 year end, which differs from its financial year end. Marketing One and its subsidiaries file a consolidated federal income tax return with a December 31 year end. The AA Life, PLAIC, and Salem Life groups each file a consolidated federal life insurance company income tax return on a calendar year basis with their life insurance subsidiaries.

Total income taxes for the years December 31, 1996, 1995, and 1994 were allocated as follows:

                                                            1996               1995               1994
=========================================================================================================
Income from operations                                 $    45,418        $    31,642        $     21,437
Extraordinary item                                          (1,277)                 -                   -
Shareholders' equity                                        (1,864)            28,493             (13,015)
                                                       --------------------------------------------------
                                                       $    42,277        $    60,135        $      8,422
=========================================================================================================



                                                PENNCORP FINANCIAL GROUP, INC.

The provisions for income tax expense (benefit) attributable to income before extraordinary charge for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                          1996                1995              1994
=========================================================================================================
Current U.S.                                           $    (1,285)       $    (1,311)       $      1,174
Current foreign                                              2,319              4,519               2,210
Deferred U.S.                                               39,943             26,329              17,310
Deferred foreign                                             4,441              2,105                 661
Charge in lieu of tax                                            -                  -                  82
                                                       --------------------------------------------------
   Income tax expense                                  $    45,418        $    31,642        $     21,437
=========================================================================================================


Taxes computed using the federal statutory rate of 35% in 1996, 1995 and 1994, are reconciled to the Company's actual income tax expense attributable to income before extraordinary charge as follows:

                                                          1996                1995              1994
=========================================================================================================
Tax expense computed at statutory rate                 $    43,294        $    31,597        $     20,504
Dividends received deduction                                  (860)               (85)                 (8)
Amortization of costs in excess of net assets acquired       2,796              2,295               1,834
Change in valuation allowance                               (1,265)            (5,102)             (2,388)
Foreign taxes net of U.S. tax benefit                        1,507              2,937               1,413
Other                                                          (54)                 -                  82
                                                       --------------------------------------------------
   Income tax expense                                  $    45,418        $    31,642        $     21,437
=========================================================================================================


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax liabilities at December 31, 1996 and 1995, relate to the following:

                                                           1996                           1995
==========================================================================================================
                                                DEFERRED        DEFERRED       DEFERRED         DEFERRED
                                                   TAX             TAX            TAX              TAX
                                                 ASSETS        LIABILITIES      ASSETS         LIABILITIES
                                                ---------------------------------------------------------
Deferred policy acquisition costs               $        -     $   72,676     $        -       $   47,635
Present value of insurance and force                     -         95,252              -           99,905
Future policy benefits                              65,999              -         85,266                -
Net operating losses                                38,557              -         35,524                -
Foreign and alternative minimum tax credits         21,252              -         16,030                -
Unrealized gain on investment securities                 -         13,650              -           15,478
Other                                               23,048         14,830         35,545           19,801
                                                ---------------------------------------------------------
                                                   148,856        196,408        172,365          182,819
Valuation allowance                                (15,892)             -        (17,157)               -
                                                ---------------------------------------------------------
                                                $  132,964     $  196,408     $  155,208       $  182,819
=========================================================================================================


The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $15,892 and $17,157, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995, was a decrease of $1,265 and of $104, respectively. If recognized as a tax benefit, a portion of the valuation allowance totaling $7,349 would be allocated to reduce costs in excess of net assets acquired.

In assessing the realization of deferred taxes, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon those considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996.

At December 31, 1996, the Company has life consolidated net operating loss carryforwards of approximately $100,009 for tax return purposes. In addition, OLIC and Peninsular have available, on a separate return basis, acquired net operating loss



PENNCORP FINANCIAL GROUP, INC.

carryforwards of approximately $10,153. The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) the life insurance group's consolidated taxable income or (ii) the subsidiary's taxable income computed on a separate return basis.

The approximate net operating loss carryforwards for income tax purposes expire as follows:

                                                                             LIFE               LIFE
                                                                         CONSOLIDATED         SEPARATE
EXPIRATION DATE                                                             RETURN             RETURN
=========================================================================================================
2004                                                                      $         -        $      5,072
2005                                                                              533               4,981
2006                                                                                -                   -
2007                                                                           15,967                   -
2008                                                                           38,047                 100
2009                                                                            9,985                   -
2010                                                                                -                   -
2011                                                                           35,477                   -
                                                                          -------------------------------
                                                                          $   100,009        $     10,153
=========================================================================================================


Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed to life insurance companies for federal income tax purposes. These special deductions were repealed by the Tax Reform Act of 1984, and the untaxed balances were frozen at their December 31, 1983 levels. These balances, aggregate approximately $42,301 for the Company's life insurance subsidiaries, and are subject to taxation if certain levels of premium income or life insurance reserves are not maintained, or if the life insurance companies make excess distributions to shareholders. It is not expected that a tax would become due on any such balance and no deferred income taxes have been provided. However, if such tax were to become payable, it would amount to approximately $14,805.


(11) PREFERRED STOCK

The Company issued 2,875,000 shares of $50 redemption value $3.50 Series II Convertible Preferred Stock (the "Series II Convertible Preferred Stock") on August 2, 1996. The Series II Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 1.4327 shares of common stock for each share, subject to adjustment in certain events. Dividends accrued and unpaid as of December 31, 1996, were $1,677. The carrying value of the Series II Convertible Preferred Stock approximates market due to the short-term nature of the instrument.

On July 25, 1995, the Company issued 127,500 shares of 10% Series B Preferred Stock and 178,500 shares of 9% Series C Preferred Stock to fund a portion of the Integon Life purchase price. The Series B Preferred Stock and the Series C Preferred Stock are mandatorily redeemable on or before June 30, 1997 and June 30, 1998, respectively. The redemption price of the Series C Preferred Stock is subject to certain offsets related to the Integon Life stock purchase agreement. Dividends accrued and unpaid were $1,939 and $557 on the Series B Preferred Stock and $2,175 and $700 on the Series C Preferred Stock, respectively, as of December 31, 1996 and 1995.

The Company issued 2,300,000 shares of $50 redemption value $3.375 Convertible Preferred Stock (the "Convertible Preferred Stock") on July 14, 1995. The Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 2.2124 shares of common stock for each share, subject to adjustment in certain events. Dividends accrued and unpaid as of December 31, 1996 and 1995 were $1,660. The carrying value of the Convertible Preferred Stock approximates market due to the short-term nature of the instrument.

In conjunction with the acquisition of AA Life in August 1994, the Company issued 450,000 shares of nonvoting Series A Preferred Stock, $0.01 per share par value and $100 per share redemption value. The Series A Preferred Stock was redeemed on August 25, 1995, from the proceeds received from the issuance of the Convertible Preferred Stock. During 1995, and 1994, the Company paid or accrued dividends amounting to $1,725 and $1,151, respectively.


(12) STOCK OPTIONS AND WARRANTS

The Company has established two management stock option plans, the 1992 Stock Option Plan which set aside up to 475,635 shares for grant and the 1996 Stock Option Plan which set aside up to 2,800,000 shares for grant. Options granted under the 1992 Stock Option Plan are deemed to be in four equal units which are earned over four years from the


                                                 PENNCORP FINANCIAL GROUP, INC.

date of grant and are exercisable during a one-year period immediately following the fourth anniversary of the date of grant. The 1996 Stock Option Plan allows for awards of stock or options subject to such terms, conditions, and restrictions, and/or limitations, if any, as the Stock Option Committee of the Board of Directors deems appropriate.

The Company has also established a senior management stock award plan ("Warrant Plan"). The Warrant Plan allows for grants to senior executive officers of PennCorp and Directors of PennCorp who are not executive officers of the Company. Grant prices are determined based on the average price of the shares traded on the date of grant. Warrants granted under the Warrant Plan are determined by the Compensation Committee and are exercisable at such times and in such amounts as the Compensation Committee shall determine, but no warrant granted under the Warrant Plan will be exercisable more than ten years after the date of grant. Upon change of control (as defined) of PennCorp, all outstanding warrants become immediately vested and exercisable, and any warrants that remain unexercised shall be canceled and replacement warrants shall be issued by the surviving entity.

As part of an employment agreement effective August 1990, the Company issued to a former officer of the Company, warrants to purchase up to 570,760 shares of the common stock of the Company at any time up to 10 years from the date of the agreement. The warrants are exercisable at a price of $4.00 per share which was fair value on the date of grant.

The Company has established a U.S. Sales Manager incentive stock option plan in which the senior sales manager of one of the Company's insurance subsidiaries may earn stock options in the amount of 275,000 shares over a five-year period, subject to achieving certain performance goals, in addition to an initial grant of 100,000 options. Such options are vested immediately as earned, except for the initial 100,000 which vest in September 1999, and option prices range from $15 per share, for the initial 100,000 options, to the fair value of the common stock of the Company on the date of grant for those shares subject to performance goals.

The following table summarizes data relating to stock options and warrants activity and associated weighted average option exercise price information for the years ended December 31:

                                                       1996                   1995                  1994
================================================================================================================
Number of shares subject to option/warrant:
   Outstanding at beginning of year           2,329,754    $ 10.86    2,261,981   $  9.61   2,221,034    $  8.78
   Granted                                       44,000    $ 31.09      110,000   $ 17.64     137,000    $ 15.84
   Expired/canceled                             (59,000)   $ 13.82      (42,227)  $ 13.43     (96,053)   $ 13.24
   Exercised                                   (147,867)   $  5.40        ---     $  ---        ---      $  ---
                                              ------------------------------------------------------------------
     Outstanding at end of year               2,166,887    $ 11.56    2,329,754   $ 10.86   2,261,981    $  9.61
================================================================================================================
Exercisable at end of year                    2,105,438    $ 11.00        ---     $  ---       ---       $  ---
================================================================================================================
Available for future grant at end of year     2,792,000                 144,063               262,024
================================================================================================================


The following table summarizes information concerning outstanding and exercisable options and warrants as of December 31, 1996:

                     -------------------------------------------------------------------------------------
                              OPTIONS/WARRANTS OUTSTANDING                 OPTIONS/WARRANTS EXERCISABLE
                     -------------------------------------------------------------------------------------
                                        WEIGHTED          WEIGHTED                             WEIGHTED
  RANGE OF             NUMBER       AVERAGE REMAINING      AVERAGE           NUMBER             AVERAGE
EXERCISE PRICES      OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
==========================================================================================================
 $4.00 - $5.40         893,887             5.8               4.51             893,887             4.51
$14.00 - $19.58      1,229,000             6.2              15.96           1,211,551            15.78
$27.25 - $32.43         44,000             8.4              31.70              ---                ---
----------------------------------------------------------------------------------------------------------
                     2,166,887                                              2,105,438
==========================================================================================================


In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option and warrant plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants as of the grant date as prescribed by SFAS No. 123, the reduction in net income applicable to common stock and earnings per share would have been immaterial.



PENNCORP FINANCIAL GROUP, INC.

(13) STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Salem Life and Pioneer Security, (collectively, the "Surplus Note Companies"). The amounts outstanding under the surplus debentures totalled $367.9 million and $315.8 million as of December 31, 1996 and 1995, respectively. Surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

The Company's cash flow is derived principally from dividends and principal and interest payments on the surplus debentures issued by the insurance subsidiaries.

Dividend payments of the Company's insurance subsidiaries are limited by, or subject to the approval of the insurance regulatory authority of each subsidiary's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. In 1997, the insurance subsidiaries will be able to pay a maximum of $27,165 in dividends to the Company without prior regulatory approval. In 1997, the insurance subsidiaries, subject to availability of cash and statutory capital and surplus, could pay a maximum of $50,730 on surplus note payments to the Company.

Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1996 and 1995, totaled $305,126 and $167,753, respectively. Shareholders' equity of the Company's life insurance subsidiaries included in the consolidated balance sheet totaled $592,304 and $410,228 at December 31, 1996 and 1995, respectively. Statutory net income (loss) of the Company's life insurance subsidiaries as reported to regulatory authorities totaled $(21,330), $18,581 and $20,156 for the years ended December 31, 1996, 1995 and 1994, respectively. Surplus note interest expense of $51,254, $24,170 and $11,527 for the years ended December 31, 1996, 1995, and 1994, respectively, is included in statutory net income (loss).

The Company's Canadian branch and Canadian subsidiary report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Consolidated Canadian net assets based upon Canadian statutory accounting principles were $51,567 and $43,186 as of December 31, 1996 and 1995, respectively.

Remittances to PLIC from the Canadian operations totaled $-, $2,485 and $5,761 for the years ended December 31, 1996, 1995 and 1994, respectively.


(14) RETIREMENT AND PROFIT SHARING PLANS

On October 1, 1990, the Company established a defined contribution retirement plan (the "Defined Contribution Plan") for all employees of the Company who have attained age 21, and for certain agents whose commission earnings represent more than 50% of their income from the Company. Contributions to the Defined Contribution Plan are made pursuant to salary deferral elections by participants in an amount equal to 1% to 15% of their annual compensation. In addition, the Company makes matching contributions in an amount equal to 50% of each participant's salary deferral to a maximum of 3% of annual compensation. The Defined Contribution Plan also provides for a discretionary employer profit sharing contribution, which is determined annually by the Board of Directors for the succeeding plan year. Profit sharing contributions are credited to participant's accounts on the basis of their respective compensation in accordance with a formula that provides a higher percentage contribution for compensation in excess of the federal Social Security wage base. Salary deferral contribution accounts are at all times fully vested, while matching contribution accounts vest ratably from one to two years of service, and profit sharing contribution accounts vest ratably from one to five years of service. All participant accounts are fully vested at death, disability or attainment of age 65. Payment of vested benefits under the Defined Contribution Plan may be elected by a participant in a variety of forms of payment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Expenses related to this plan for the years ended December 31, 1996, 1995 and 1994, amounted to $1,520, $1,335 and $1,105, respectively.

The Company has an established bonus plan for insurance subsidiary officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to the review and recommendation of the Compensation Committee and approval of the Board of Directors of the Company. Awards are based primarily on the income growth of the Company and the performance of eligible participants. The Company accrued or paid $1,144, $691 and $180 under this plan during the years ended December 31, 1996, 1995 and 1994, respectively.


                                                PENNCORP FINANCIAL GROUP, INC.

If the Company meets established performance goals, the Company's two most senior officers are eligible to receive annual cash bonuses based primarily on annual growth rates in fully diluted earning per share. Bonus awards range from 0% to 200% of a predetermined target annually. During 1996, the Company did not accrue for such bonuses as the employment arrangements containing the bonus plan are contingent upon the purchase by the Company of the Fickes and Stone Knightsbridge Interests (see Notes 15 and 16 below).

Prior to its acquisition by the Company, Integon provided postretirement life and health benefits for employees who retired at age 55 or later and agents who retired at age 65 or later with 10 or more years of service. A closed group of agent retirees under age 65 was also eligible for benefits. Spouses, surviving spouses and dependent children were eligible for life and health benefits. Retired employees under age 65 are covered by a health maintenance organization under which benefits are generally paid at 100% after various copayments. Retired agents or employees outside the service area are covered by a self-funded indemnity plan which has a deductible with 20%-30% coinsurance. Retirees contribute toward their own benefits and contributions are required for spouses and dependent children. Under the plan, health benefits for retirees are the same as before retirement, except amounts paid by Medicare are excluded from consideration.
The plan was terminated as of the date of acquisition.

Postretirement benefits are accrued (but not funded) for eligible retirees. The components of the accumulated postretirement benefit obligation as of December 31 were as follows:

                                                                             1996                1995
=========================================================================================================
Retirees                                                                  $     5,279        $      5,253
Fully eligible active plan participants                                             -               1,778
Other active plan participants                                                      -                 658
                                                                          -------------------------------
   Accrued postretirement benefit obligation                              $     5,279        $      7,689
=========================================================================================================


For the year ended December 31, 1996, the postretirement benefit liability was calculated assuming an annual trend rate in health care inflation of 8% in 1997 grading down to 5.5% in 2000 and after. If the health care cost trend rate assumption increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996, would increase $198 or 3.8%.


(15) RELATED PARTY TRANSACTIONS

During 1995, two of the Company's officers and directors, Messrs. Stone and Fickes, formed a fund, Knightsbridge Capital Fund I, L.P., ("Knightsbridge") for the purpose of making equity and equity linked investments in companies engaged primarily in the life insurance industry. Knightsbridge has received subscriptions for approximately $92,000 in limited partnership interests, including a $15,000 subscription from the Company.

In the second half of 1995, the Company and Knightsbridge determined that a joint venture strategy was in the best interest of both parties. As part of that joint venture, Knightsbridge provides PennCorp with a right of first refusal with respect to all insurance transactions considered by Knightsbridge. The joint venture entity formed for this purpose is Knightsbridge Management, L.L.C. ("KM"). PennCorp participates in 45% of the net distributable income of KM.

The Company has established an independent committee of the Board of Directors to oversee the relationship between PennCorp and Knightsbridge. KM has the primary responsibility for negotiating the terms of, and arranging the financing for PennCorp or PennCorp/Knightsbridge shared transactions. Certain of those individuals involved in the daily operations of KM are also officers of the Company.

KM receives management fees from all of its limited partners, including the Company, for the management of Knightsbridge. KM also receives payment in kind consideration in lieu of additional management fees from PennCorp for providing corporate and financial management services to the Company. Fees received by KM from the Knightsbridge limited partners including PennCorp, as well as the management fees paid in kind by the Company are subject to offset in future periods based upon a portion of transaction fees generated by KM.

In February 1996, the PennCorp Board of Directors (the "PennCorp Board") and the principals of Knightsbridge began discussions on consolidating Messrs. Stone's and Fickes' outside interests under PennCorp. Such discussions culminated in a restructuring of the Knightsbridge relationship including the following completed and pending transactions (see Note 16) (i) Messrs. Stone and Fickes entered into five-year employment agreements, (ii) the proposed acquisition of the Fickes and Stone Knightsbridge Interests, (iii) the proposed acquisition of the Fickes and Stone interests in SW Financial, subject to certain contingencies, and (iv) the purchase by the Company, from the limited partners of Knightsbridge, the right to acquire UC Life for $7,500.


PENNCORP FINANCIAL GROUP, INC.

For the years ended December 31, 1996 and 1995, PennCorp paid or accrued $2,548 and $3,900 in transaction fees to KM related to the UC Life and SW Financial transactions, respectively. During 1996, certain of the Company's affiliates and subsidiaries paid management fees to KM amounting to $2,190 which have been contingently expensed in the accompanying financial statements pending the shareholder vote on the acquisition of the Fickes and Stone Knightsbridge Interests. SW Financial and UC Life paid KM investment advisory fees totalling $1,813 and $- during 1996 and 1995, respectively. In addition, PennCorp received a $1,000 stand-by commitment fee from SW Financial for contingent financing on a real estate transaction. SW Financial did not draw upon the commitment.

As required by the joint venture agreement, all bonuses paid to officers of KM who are also officers of PennCorp must be approved by the Compensation Committee of the Board of Directors of PennCorp. During 1995, the Company paid or accrued for KM incentive bonuses to certain individuals who are officers of PennCorp and KM of approximately $2,400.

In August 1995, the Company sold its preferred and common stock position in a company which has historically provided investment management services to the PennCorp insurance subsidiaries and for which a senior executive officer of the investment management firm is a member of the PennCorp Board of Directors. Fees paid for such investment management services amounted to $895, $738 and $789 during 1996, 1995 and 1994, respectively.

Certain individuals, who are shareholders, directors and officers of PennCorp, and affiliates of these individuals, provide services to the Company. During 1996 and 1995, payments aggregating $250 and $210, respectively, were made to these individuals and their affiliates for services provided in connection with the Company's acquisition activity. During 1994, fees amounting to $813 were paid in connection with the establishment of PennCorp's Canadian subsidiary, the acquisition of AA Life, and certain reinsurance transactions.


(16) OTHER COMMITMENTS AND CONTINGENCIES

On January 22, 1997, the Company filed with the Securities and Exchange Commission ("SEC"), a preliminary PennCorp Financial Group, Inc. and Washington National Corporation Joint Proxy Statement and Prospectus ("Joint Proxy Statement") in which the Company, pending final review by the SEC, will be soliciting shareholder approval for the following transactions: (i) the Washington National Merger, (ii) the acquisition of the Controlling Interest in SW Financial, (iii) the acquisition of the Fickes and Stone Knightsbridge Interests, and (iv) other items.

Under the terms of the amended and restated Washington National Merger agreement, Washington National shareholders will receive the right to receive $29.50 per share of consideration in the form of cash, PennCorp Common Stock, or a combination of cash and PennCorp Common Stock. The aggregate consideration to be received by the Washington National shareholders will be approximately $377,000, of which no more than $100,000 will be payable in cash.

PennCorp will receive its right to acquire the Controlling Interest in SW Financial through the assignment by Fickes and Stone and Knightsbridge ("the Controlling Parties") of certain rights including common stock and common stock equivalents of SW Financial. The Controlling Parties will receive aggregate cash consideration ranging from $67,500 to $69,600 (not including expenses) depending upon the outcome of certain contingencies.

In addition, PennCorp has proposed to acquire the Fickes and Stone Knightsbridge Interests for total consideration estimated to be $10,000. Fickes and Stone will each receive consideration in the form of estimated annual payments of $330 due April 15, 1997, each year through 2001 and the by issuance by PennCorp of 169,491 shares of PennCorp Common Stock to each of Fickes and Stone on April 15, 2001.

It is anticipated that PennCorp common shareholders will vote on the above transactions in April 1997, and, subject to shareholder approval, the Company intends to consummate such transactions as expeditiously as possible.

The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense, net of sublease income, was $8,416, $8,489 and $7,172 in 1996, 1995 and 1994, respectively.


                                                PENNCORP FINANCIAL GROUP, INC.

Minimum lease commitments are:
1997                                                                                         $      8,806
1998                                                                                                4,269
1999                                                                                                2,852
2000                                                                                                1,716
2001                                                                                                  796
2002 and thereafter                                                                                   177
                                                                                             ------------
Total minimum payments required*                                                             $     18,616
=========================================================================================================

* Total minimum lease payments have not been reduced by minimum sublease rentals of $947 due in the future under noncancelable subleases.

In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al, and PennCorp Financial Group, Inc., C.A. No. 14775 (the "Tozour Case") and Lois Miller v. David J. Stone et al, and PennCorp Financial Group, Inc., C.A. No. 14795 (the "Miller Complaint") were filed against PennCorp and each of its directors, individually, in the Delaware Court of Chancery. The suits allege that the SW Financial Investment involved the usurpation of a corporate opportunity and a waste of PennCorp's assets by Messrs. Stone and Fickes, and that the directors of PennCorp in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to PennCorp and its stockholders, having favored the interests of Messrs. Stone and Fickes over PennCorp and its stockholders. These lawsuits seek judgments against each of the defendants for the amount of damages sustained, or to be sustained, by the Company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.

The defendants in the Tozour Case have filed a motion seeking its dismissal on the ground that the plaintiff failed to comply with the requirements of Delaware law before instituting a derivative suit and intend to defend the lawsuit vigorously. Because the Company has not been served with the Miller Complaint, no action has been taken in that case, although the Company would also defend it vigorously. The defendants believe, however, that it would not be in the best interests of PennCorp and its shareholders to expend considerable management and director time and to incur substantial expenses to litigate the actions. Consequently, PennCorp's legal advisors have met or spoken by telephone with the plaintiff's counsel on several occasions to discuss the terms of a potential settlement.

The defendants and the plaintiff's counsel are negotiating a stipulation of settlement (the "Proposed Settlement") of the shareholder derivative actions. The Proposed Settlement consists of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling PennCorp to purchase the SW Financial Controlling Interest for $67.5 million, reducing the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $2.0 million, (ii) that the PennCorp Board will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the PennCorp Board will proceed with the acquisition of the SW Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the SW Financial Controlling Interest; (iv) the PennCorp Board will submit the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest to a vote of a majority of the PennCorp stockholders present at the Stockholders Meeting and entitled to vote, and stockholders must approve both transactions,
(v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest, and (vi) the plaintiff's counsel will be entitled to conduct confirmatory discovery.

Certain other lawsuits have been brought against the Company's life insurance and non-life subsidiaries in the normal course of business involving the settlement of various matters seeking compensatory and in some cases punitive damages. Management believes that the ultimate settlement of all such litigation will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Effective January 1, 1996, the Company outsourced the vast majority of its data center operations and administrative systems programming to a third party vendor. The processing agreement extends through December 2002 and requires the Company or its insurance subsidiaries to make payments ranging from approximately $8,399 to $9,248 during each of the contract years. The contract has standard provisions for early cancellation, including breakage fees. As part of the outsourcing agreement, the Company has agreed to provide a line of credit which may be drawn upon during the first two years, with repayment in nearly equal monthly installments over the remainder of the contract.

The Company has agreed to provide guarantees of indebtedness of certain officers and directors up to a maximum of $10,000.

PENNCORP FINANCIAL GROUP, INC.

The life insurance companies are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. Assessments from guaranty associations, which have not been material, are recorded as assessments when received.

The Company has guaranteed approximately $12,800 in mortgage loans sold to third parties.


(17)  REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $300 on any life. Amounts not retained are ceded to other insurance enterprises or reinsurers on an automatic or facultative basis.

The Company cedes varying amounts of certain accident and sickness policies up to a maximum cession of $240, as well as varying portions of certain disability income policies on a facultative basis.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Therefore, the Company is contingently liable for recoverable unpaid claims and policyholder liabilities ceded to reinsurers in the unlikely event that assuming reinsurers are unable to meet their obligations. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance on policy revenues earned is as follows:

                                                           1996                 1995             1994
=========================================================================================================
Direct policy revenues and amounts
   assessed against policyholders                      $   358,825        $   310,693        $    250,167
Reinsurance assumed                                          1,320              2,307                 765
Reinsurance ceded                                           12,055             11,111               6,510
                                                       --------------------------------------------------
     Net premiums and amounts earned                   $   348,090        $   301,889        $    244,422
=========================================================================================================


Fees incurred for financial reinsurance were approximately, $265 in 1996, $339 in 1995, and $515 in 1994.



                                                PENNCORP FINANCIAL GROUP, INC.

UNAUDITED QUARTERLY FINANCIAL DATA


The following is a summary of the quarterly results of operations for the two years ended December 31, 1996 and 1995:

(Amounts in thousands, except per share information)

1996 QUARTER-ENDED                               MARCH 31         JUNE 30     SEPTEMBER 30     DECEMBER 31
==========================================================================================================
Total revenues                                    $132,178       $137,424       $148,370        $ 172,172
Net income before extraordinary charge            $ 20,154       $ 25,917       $ 22,564        $  30,748
Net income applicable to common stock             $ 16,647       $ 23,208       $ 18,006        $  24,504
                                                  =======================================================
Net income per share of common stock - primary    $   0.66       $   0.80       $   0.61        $    0.84
                                                  =======================================================
Net income per share of common stock -
   fully diluted                                  $   0.60       $   0.73       $   0.58        $    0.76
=========================================================================================================



1995 QUARTER-ENDED                                MARCH 31        JUNE 30     SEPTEMBER 30     DECEMBER 31
==========================================================================================================
Total revenues                                    $ 88,694       $ 88,730       $120,112        $  124,802
Net income before extraordinary charge            $ 11,966       $ 15,022       $ 20,698        $   15,667
Net income applicable to common stock             $ 11,100       $ 15,022       $ 18,740        $   12,810
                                                  ========================================================
Net income per share of common stock - primary    $   0.54       $   0.60       $   0.79        $     0.54
                                                  ========================================================
Net income per share of common stock -
    fully diluted                                 $     -        $      -       $   0.73        $     0.51
==========================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of the Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference to "Director-Fees", "Executive Compensation and Other Information", and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, except that the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Documents

                 1. The financial statements of PennCorp Financial Group, Inc. and Subsidiaries set forth on pages 35 through 60, and the Independent Auditors' Report set forth on page 35 hereof are in response to the information required by this Item.

                 2. An index to the financial statement schedules required to be filed by Item 8 of this Report on Form 10-K is set forth immediately before the attached financial statement schedules on page 75 of this filing.

                 3.       Exhibits

                          2.1 Purchase Agreement among I.C.H. Corporation SWL Holding Corporation, Care Financial Corporation, Facilities Management
                                   Installation, Inc.  and Southwestern
                                   Financial Corporation, Southwestern Financial Services Corporation and PennCorp Financial Group, Inc., dated as of December 1, 1995 and Addendum to Purchase Agreement dated as of December 14, 1995. (6)

                          2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996.
                                   (4)

                          2.3 Amended and Restated Agreement and Plan of Merger dated as of November 25, 1996 by and between PennCorp Financial Group, Inc. and Washington National Corporation. (2)

                          3.1 Restated By-Laws of PennCorp Financial Group, Inc. (12)

                          3.2 Second Restated Certificate of Incorporation of PennCorp Financial Group, Inc. as amended. (7)

                          4.1 Certificate of Elimination for Series A Cumulative Preferred Stock. (5)

                          4.2 Certificate of Designation of Series B Preferred Stock. (5)

                          4.3 Certificate of Designation of Series C Preferred Stock. (5)

                          4.4 Corrected Certificate of Designation of $3.375 Convertible Preferred Stock. (5)

                          4.5      Certificate   of  Designation of  $3.50
                                   Series  II Convertible Preferred Stock (3)

                          4.6 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (11)

                          10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994. (10)

                          10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994. (9)

                          10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996. (1)

                          10.4     10%  Promissory   Note  in the  original
                                   principal amount  of $30,661,996, issued   by
                                   American-Holdings Corporation   to
                                   Pennsylvania Life Insurance Company, dated
                                   July 1, 1996. (1)

                          10.5     Certificate of  Contribution in the original
                                   principal amount of $54,332,790 issued   by
                                   Integon Financial   Life   Insurance
                                   Corporation  to Integon  Life Corporation,
                                   dated July  25, 1995.  (5)

                                        MANAGEMENT COMPENSATION RELATED
                                                  AGREEMENTS

                          10.6 Employment Agreement, dated as of August 19, 1990, between PennCorp Financial Group, Inc. and William M. McCormick. (13)

                          10.7 PennCorp Financial, Inc. Retirement and Savings Plan. (13)

                          10.8 PennCorp Financial, Inc. Executive Officer Incentive Plan. (13)

                          10.9 PennCorp Financial Group, Inc. 1992 Stock Option Plan. (13)

                          10.10 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (13)

                          10.11 Form of Restricted Stock Agreement By and Between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (9)

                          10.12 Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone entered into June 7, 1996. (1)

                          10.13 Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes entered into June 7, 1996. (1)

                          10.14 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan (1)

                          10.15 PennCorp Financial Group, Inc. 1996 Senior Executive Annual Incentive Award Plan (1)


                          10.16 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (8)

                          10.17 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (6)

                          10.18 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (1)

                          10.19 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporate. (1)

                          10.20    Stockholders   Agreement dated   December
                                   14,   1995 between Southwestern Financial
                                   Corporation  and the  Security  holders
                                   listed on the signature pages thereof. (6)

                          11       Computations of earnings per share. (1)

                          12 Computation of ratio of earnings to fixed charges. (1)

                          21        List of subsidiaries of the Registrant. (1)

                          22        Auditors consent. (1)

                          27        Financial Data Schedule. (1)
(1)      Filed herewith.

(2) Such exhibit is incorporated by reference to the Form 8-K dated November 25, 1996, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

(3) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. filed with the Securities and Exchange Commission on October 10, 1996.

(4) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

(5) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

(6) Such exhibit is incorporated by reference to the Form 8-K dated December 14, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on December 28, 1995 related to its investment in Southwestern Financial Corporation.

(7) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

(8) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1995 of PennCorp Financial Group, Inc.

(9) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

(10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

(11) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

(12) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

(13) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-50530) of PennCorp Financial Group, Inc. filed on August 6, 1992.

         (b)     Reports on Form 8-K.

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

                 A report on Form 8-K, dated July 17, 1996, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on July 17, 1996, relating to its acquisition of United Companies Life Insurance Company.

                 A report on Form 8-K, dated August 5, 1996, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 5, 1996, relating to the press release announcing the pricing of its $3.50 Series II Convertible Preferred Stock.

                 A report on Form 8-K, dated July 24, 1996 was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

                 A report on Form 8-K, dated November 15, 1996, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on November 15, 1996, relating to the press release announcing the signing of a definitive Merger Agreement with Washington National Corporation.

                 A report on Form 8-K, dated November 25, 1996, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, PennCorp Financial Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       PennCorp Financial Group, Inc.
                                       (Registrant)

                                    By:  /s/ David J. Stone
                                       ------------------------------------
                                       David J. Stone
                                       Chairman of the Board, Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)
                                       March 24 , 1997
                                       ------------------------------------
                                       Date

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Steven W. Fickes                                 /s/ Allan D. Greenberg
-------------------------------------------           -------------------------------------------
 Steven W. Fickes                                     Allan D. Greenberg
 President, Chief Financial Officer and               Director
 Director (Principal Financial and
 Accounting Officer)

 March 24 , 1997                                      March 24 , 1997
-------------------------------------------           -------------------------------------------
 Date                                                 Date


 /s/ William M. McCormick                             /s/ Thomas A. Player
-------------------------------------------           -------------------------------------------
 William M. McCormick                                 Thomas A. Player
 Director                                             Director

 March 24 , 1997                                      March 24 , 1997
-------------------------------------------           -------------------------------------------
 Date                                                 Date


 /s/ Kenneth Roman                                    /s/ Bruce W. Schnitzer
-------------------------------------------           -------------------------------------------
 Kenneth Roman                                        Bruce W. Schnitzer
 Director                                             Director



 March 24 , 1997                                      March 24 , 1997
-------------------------------------------           -------------------------------------------
 Date                                                 Date


 /s/ Maurice W. Slayton                               /s/ David C. Smith
-------------------------------------------           -------------------------------------------
 Maurice W. Slayton                                   David C. Smith
 Director                                             Director

 March 24 , 1997                                      March 24, 1997
-------------------------------------------           -------------------------------------------
 Date                                                 Date

                                   /s/ David J. Stone
                     ----------------------------------------------
                                     David J. Stone
                     Chairman of the Board, Chief Executive Officer
                      and Director (Principal Executive Officer)
                                    March 24 , 1997
                     ----------------------------------------------
                                        Date

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Financial Statements:

Reference is made to data appearing on pages 35 through 60, and to the Independent Auditors' Report appearing on page 35 hereof.

Schedules: *                                                                   Page
----------                                                                     ----
Independent Auditors' Report - Financial Statement Schedules ...........

Schedule I       Summary of Investments - Other than Investments
                 in Related Parties.....................................       68
Schedule II      Condensed Financial Information of Registrant..........       69
Schedule III     Supplementary Insurance Information....................       72
Schedule IV      Reinsurance............................................       73
Schedule V       Valuation and Qualifying Accounts......................       74



* All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes hereto or in other schedules.

                                                                     SCHEDULE I


                         PENNCORP FINANCIAL GROUP, INC.

       Summary of Investments - Other Than Investments in Related Parties
                               December 31, 1996
                             (Dollars in thousands)

                                                                                         Amount At
                                                                                        Which Shown
                                                                             Market       In The
                     Type of Investment                          Cost        Value     Balance Sheet
-----------------------------------------------------------   ----------   ----------  -------------
Fixed Maturities held for investment:
     Bonds:
          United States Government agencies and authorities   $       --   $       --   $       --
          States, municipals and political subdivisions               --           --           --
          Foreign governments                                         --           --           --
          Other Special Revenue                                       --           --           --
          Public Utilities                                            --           --           --
          All other corporate bonds                               87,330       89,759       87,330
     Redeemable preferred stock                                       --           --           --
                                                              ----------   ----------   ----------

               Total fixed maturities held for investment     $   87,330   $   89,759   $   87,330
                                                              ----------   ----------   ----------

Fixed maturities held for sale:
     Bonds:
          United States Government agencies and authorities      915,300      928,640      928,640
          States, municipals and political subdivisions           77,661       78,285       78,285
          Foreign governments                                     80,491       88,670       88,670
          Other Special Revenue                                  720,208      729,204      729,204
          Public Utilities                                       101,858      105,253      105,253
          All other corporate bonds                            1,045,462    1,063,107    1,063,107
     Redeemable preferred stock                                      770          766          766
                                                              ----------   ----------   ----------

               Total fixed maturities held for sale           $2,941,750   $2,993,925   $2,993,925
                                                              ----------   ----------   ----------

Fixed maturities trading:
      Bonds:
           Other Special Revenue                                  31,021       31,140       31,140

Equity securities                                                 17,511       20,867       20,867
Mortgage loans and real estate                                   280,520      284,929      280,520
Policy Loans                                                     145,976      145,976      145,976
Short term investments                                            63,113       63,113       63,113
Other investments                                                 23,326       23,326       23,326
                                                              ----------   ----------   ----------

               Total investments                              $3,590,547   $3,653,035   $3,646,197
                                                              ==========   ==========   ==========

                                                                     SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         PENNCORP FINANCIAL GROUP, INC.
                             (Parent company only)

                        CONDENSED STATEMENTS OF EARNINGS
                        For the years ended December 31,

                                                                    SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)


                                                                                  1996        1995       1994
                                                                                --------    --------   --------
Revenue:
       Interest income from subsidiaries                                        $ 35,525    $ 27,680   $  9,773
       Other interest income                                                       2,428         638         30
       Other income                                                                  423       3,985        288
                                                                                --------    --------   --------
            Total revenue                                                         38,376      32,303     10,091
                                                                                --------    --------   --------

Operating expenses:
       General and administrative expenses                                         2,493       2,257        784
       Interest and amortization of deferred debt issuance costs                  17,920      15,938     16,756
                                                                                --------    --------   --------
            Total operating expenses                                              20,413      18,195     17,540
                                                                                --------    --------   --------

            Income (loss) before income taxes, equity in undistributed
                            earnings of subsidiaries and extraordinary charge     17,963      14,108     (7,449)
Income tax expense (benefit)                                                         251       4,139     (2,507)
                                                                                --------    --------   --------

            Net income (loss) before equity in undistributed earnings of
                            subsidiaries and extraordinary charge                 17,712       9,969     (4,942)

Equity in undistributed earnings of subsidiary                                    81,029      53,384     42,086
                                                                                --------    --------   --------

            Net income before extraordinary charge                                98,741      63,353     37,144

Extraordinary charge, net of tax benefit of ($932, $ - ,$ - )                     (1,730)         --         --
                                                                                --------    --------   --------

            Net Income                                                          $ 97,011    $ 63,353   $ 37,144
                                                                                ========    ========   ========

                                                                    SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)


                           ASSETS                                     1996           1995
                                                                   -----------    -----------
Investments:
       Investment in subsidiaries                                  $   846,568    $   568,114
       Notes receivable from subsidiaries                              235,146        183,364
                                                                   -----------    -----------
            Total investments                                        1,081,714        751,478

Cash and short term investments                                          2,099          1,713
Accured investment income due from subsidiaries                          3,918         18,808
Deferred debt issuance costs                                             2,482          3,824
Furniture and fixtures                                                     463            499
Other assets                                                            10,728          5,217
                                                                   -----------    -----------
                                                                   $ 1,101,404    $   781,539
                                                                   ===========    ===========
                        LIABILITIES

Notes payable                                                          206,646        250,000
Due to subsidiaries                                                     12,778         13,322
Accrued expenses and other liabilities                                   4,117         21,704
                                                                   -----------    -----------
            Total liabilities                                          223,541        285,026
                                                                   -----------    -----------


Mandatory redeemable preferred stock, Series B                          14,689         13,307
Mandatory redeemable preferred stock, Series C                          18,175         16,700

                            SHAREHOLDERS' EQUITY
$3.375 Convertible preferred stock                                     110,513        110,513
$3.50 Series II convertible preferred stock                            139,157             --
Common stock                                                               286            229
Additional paid in capital                                             393,156        220,482
Treasury stock                                                          (3,370)        (3,370)
Retained earnings                                                      202,144        125,375
Unrealized foreign currency translation adjustment                     (14,969)       (15,539)
Unrealized gains on securities available for sale                       19,582         30,353
Notes receivable from officers and employees for stock purchases        (1,500)        (1,537)
                                                                   -----------    -----------
            Total shareholders' equity                                 844,999        466,506
                                                                   -----------    -----------
            Total liabilities and shareholders' equity             $ 1,101,404    $   781,539
                                                                   ===========    ===========

                                                                    SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)
                        CONDENSED STATEMENT OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)


                                                                                 1996        1995         1994
                                                                              ---------    ---------    ---------
Cash flows from operating activities:
       Net earnings                                                           $  97,011    $  63,353    $  37,144

       Adjustments to reconcile net earnings to net cash provided (used) in operating activities:
                 Amortization of intangibles and depreciation                     1,238        1,121          786
                 Equity in undistributed earnings of subsidiaries               (81,029)     (53,385)     (42,086)
                 Increase (decrease) in liabilities and due to subs                (544)       7,898      (24,532)
                 Other                                                               79      (23,753)        (733)
                                                                              ---------    ---------    ---------
                      Net cash provided (used) by operations                     16,755       (4,766)     (29,421)
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
       Cash expended in acquisition of business                                      --      (18,363)     (47,343)
       Purchase of affiliate                                                         --     (115,454)          --
       Cash provided from sale of business                                           --           --       27,107
       Issuance of surplus note to subsidiary                                  (155,000)          --      (19,732)
       Principle payment on surplus note                                        100,000           --           --
       Dividend received from subsidiary                                         11,283        1,603        1,200
       Capital contribution to subsidiary                                      (208,708)     (54,399)     (15,601)
       Other                                                                         --           --        1,004
                                                                              ---------    ---------    ---------
                      Net cash used by investing activities                    (252,425)    (186,613)     (53,365)
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
       Issuance of notes payable                                                230,000      101,500       30,000
       Issuance of common stock                                                 155,450       51,210           --
       Issuance of preferred stock                                              139,157      110,513       33,034
       Purchase of treasury stock                                                    --       (2,984)        (232)
       Reduction of notes payable                                              (273,353)     (30,000)      (1,500)
       Redemption of preferred stock                                                 --      (33,415)          --
       Dividends paid                                                           (15,198)      (4,950)        (765)
       Cost of debt refinancing                                                      --           --         (159)
                                                                              ---------    ---------    ---------
                      Net cash provided by financing activities                 236,056      191,874       60,378
                                                                              ---------    ---------    ---------

Increase (decrease) in cash                                                         386          495      (22,408)
Cash at beginning of year                                                         1,713        1,218       23,626
                                                                              =========    =========    =========
Cash at end of year                                                           $   2,099    $   1,713    $   1,218
                                                                              =========    =========    =========

Supplemental Disclosure:
       Interest paid                                                          $  16,921    $  15,308    $  14,310
                                                                              =========    =========    =========
       Taxes paid                                                             $     200           --           --
                                                                              =========    =========    =========
Non-cash financing activities:
       Securities issued in conjunction with acquisition                      $  14,999    $  28,750           --
                                                                              =========    =========    =========
       Note transferred in purchase of affiliate                                     --    $  28,538           --
                                                                              =========    =========    =========

                                                                    SCHEDULE III

                         PENNCORP FINANCIAL GROUP, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
                            Years ended December 31,

                                                                   SCHEDULE III

                         PENNCORP FINANCIAL GROUP, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                            Future policy                                         Benefits,   Amortization
                  Deferred    benefits,   Other policy                         claims,losses,  of deferred
                   policy   losses,claims claims and                    Net         and          policy        Other
                acquisition   and loss     benefits     Premium     investment   settlement    acquisition   operating
   Segment         costs      expenses     payable      revenue       income      expenses       costs       expenses
-------------   ----------- ------------- ------------ ----------   ---------- -------------- ------------  ----------
1994
Fixed benefit   $   80,215   $  308,944   $    2,080   $  176,950   $   22,018   $   89,377    $    7,392   $   54,754
Life                52,648      451,363       35,643       67,472       29,832       13,944         3,749       22,653
                ----------   ----------   ----------   ----------   ----------   ----------    ----------   ----------
Total           $  132,863   $  760,307   $   37,723   $  244,422   $   51,850   $  103,321    $   11,141   $   77,407
                ==========   ==========   ==========   ==========   ==========   ==========    ==========   ==========


1995
Fixed benefit   $   98,152   $  294,863   $    3,179   $  174,708   $   21,887   $   62,644    $   13,323   $   47,961
Life                84,016    1,093,922        4,453      119,062       54,399       77,468         7,483       42,867
Accumulation        11,735      801,251       31,379        8,119       26,005       19,890         1,428        2,444
                ----------   ----------   ----------   ----------   ----------   ----------    ----------   ----------
Total           $  193,903   $2,190,036   $   39,011   $  301,889   $  102,291   $  160,002    $   22,234   $   93,272
                ==========   ==========   ==========   ==========   ==========   ==========    ==========   ==========


1996
Fixed benefit   $  135,111   $  278,820   $    2,787   $  169,311   $   22,730   $   61,648    $   14,384   $   49,364
Life               111,693    1,212,497        4,599      169,974       89,277      135,412         9,947       42,167
Accumulation        21,552    2,030,362       33,043        8,805      101,556       70,752           225        6,154
                ----------   ----------   ----------   ----------   ----------   ----------    ----------   ----------
Total           $  268,356   $3,521,679   $   40,429   $  348,090   $  213,563   $  267,812    $   24,556   $   97,685
                ==========   ==========   ==========   ==========   ==========   ==========    ==========   ==========

                                                                     SCHEDULE IV

                         PENNCORP FINANCIAL GROUP, INC.

                                  REINSURANCE
                            Years ended December 31,

                                                                    SCHEDULE IV

                         PENNCORP FINANCIAL GROUP, INC.

                                  REINSURANCE
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                                                                 Percentage
                                                    Ceded to       Assumed                       of amount
                                       Gross         other        from other                      assumed
                                       Amount       companies     companies     Net amount        to net
                                     -----------   -----------   -----------   -----------       ----------
Year ended December 31, 1994:
     Life insurance in force         $13,460,398   $ 1,079,869   $   436,615   $12,817,144
                                     ===========   ===========   ===========   ===========

Premiums:
     Accident and health insurance   $   177,512   $       562   $         0   $   176,950          0.0%
     Life insurance/accumulation          72,655         5,948           765        67,472          1.1%
                                     -----------   -----------   -----------   -----------
                                     $   250,167   $     6,510   $       765   $   244,422
                                     ===========   ===========   ===========   ===========


Year ended December 31, 1995:
     Life insurance in force         $25,913,359   $ 3,621,309   $   404,852   $22,696,902
                                     ===========   ===========   ===========   ===========

Premiums:
     Accident and health insurance   $   175,517   $     1,036   $       227   $   174,708          0.1%
     Life insurance/accumulation         135,176        10,075         2,080       127,181          1.6%
                                     -----------   -----------   -----------   -----------
                                     $   310,693   $    11,111   $     2,307   $   301,889
                                     ===========   ===========   ===========   ===========


Year ended December 31, 1996:
     Life insurance in force         $31,498,035   $ 5,884,609   $ 1,779,439   $27,392,865
                                     ===========   ===========   ===========   ===========

Premiums:
     Accident and health insurance   $   169,727   $       416   $         0   $   169,311          0.0%
     Life insurance/accumulation         189,098        11,639         1,320       178,779          0.7%
                                     -----------   -----------   -----------   -----------
                                     $   358,825   $    12,055   $     1,320   $   348,090
                                     ===========   ===========   ===========   ===========

                                                                      SCHEDULE V

                         PENNCORP FINANCIAL GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                            Years ended December 31,

                                                                     SCHEDULE V

                        PENNCORP FINANCIAL GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                      Balance at          Charge to          Charge to                               Balance at
                                      beginning           cost and           to other                                  end of
                                      of period           expenses           accounts           Deductions             period
--------------------------------      ----------       ----------------   ----------------    ---------------    ----------------
1996:
Mortgage loans on real estate          12,661 (a)                                                   716              11,945
Allowance for bond losses                 189 (a)                                                                       189
Unearned loan charges                     266 (a)                                                                       266
Accounts and notes receivable           8,388               4,082                                 5,942               6,528

1995:
Mortgage loan on real estate            2,314 (b)                                                 2,314                   -
Accounts and notes receivable           8,392                 615                                   619               8,388

1994:
Mortgage loan on real estate                -                                                                             -
Accounts and notes receivable           8,182                 873                                   663               8,392

(a) Amount recorded as a purchase GAAP adjustment in conjunction with the acquisition of UC Life.
(b) Amount recorded as a purchase GAAP adjustment in conjunction with the acquisition of Integon Life.

                              INDEX TO EXHIBITS



         EXHIBIT
         NUMBER                                   EXHIBIT
           2.1       Purchase   Agreement  among   I.C.H.  Corporation,   SWL  Holding
                     Corporation,  Care  Financial Corporation,  Facilities Management
                     Installation,  Inc.   and  Southwestern  Financial   Corporation,
                     Southwestern  Financial   Services   Corporation   and   PennCorp
                     Financial Group, Inc.,  dated as of December 1, 1995 and Addendum to Purchase Agreement dated as of December 14, 1995. (6)

           2.2       Amended  and Restated  Stock  Purchase  Agreement between  United
                     Companies  Financial  Corporation and  Pacific Life  and Accident
                     Insurance Company dated as of July 24, 1996. (4)

           2.3       Amended and  Restated Agreement and  Plan of  Merger dated as  of
                     November 25, 1996  by and between PennCorp  Financial Group, Inc.
                     and Washington National Corporation. (2)

           3.1       Restated By-Laws of PennCorp Financial Group, Inc. (12)

           3.2       Second   Restated  Certificate   of  Incorporation   of  PennCorp
                     Financial Group, Inc. as amended. (7)

           4.1       Certificate of  Elimination  for Series  A  Cumulative  Preferred
                     Stock. (5)

           4.2       Certificate of Designation of Series B Preferred Stock. (5)

           4.3       Certificate of Designation of Series C Preferred Stock. (5)

           4.4       Corrected  Certificate  of   Designation  of  $3.375  Convertible
                     Preferred Stock. (5)

           4.5       Certificate  of  Designation   of  $3.50  Series  II  Convertible
                     Preferred Stock (3)

           4.6       Indenture  between PennCorp Financial Group, Inc. and The Bank of
                     New  York, as trustee, with  respect to 9 1/4% Senior Subordinate
                     Notes due 2003. (11)

          10.1       Surplus Debenture  Number Four  in the original  principal amount of $162,539,890,  issued by  Pacific Life and  Accident Insurance
                     Company  to  PennCorp Financial  Group,  Inc.,  dated January  1,
                     1994. (10)

          10.2       Surplus Debenture  Number Five  in the original  principal amount of  $17,606,203, issued  by Pacific  Life and  Accident Insurance
                     Company to  PennCorp Financial  Group, Inc., dated  September 29,
                     1994. (9)

                                                                        PAGE 76

         EXHIBIT
         NUMBER                                   EXHIBIT
           10.3       Surplus Debenture Number Six in the original principal  amount of
                      $55,000,000,  issued  by  Pacific  Life  and  Accident  Insurance
                      Company to PennCorp  Financial Group, Inc., dated  July 24, 1996.
                      (1)

           10.4       10%  Promissory   Note  in  the  original   principal  amount  of
                      $30,661,996,   issued   by   American-Holdings   Corporation   to
                      Pennsylvania Life Insurance Company, dated July 1, 1996. (1)

           10.5       Certificate of  Contribution in the original  principal amount of
                      $54,332,790   issued   by   Integon  Financial   Life   Insurance
                      Corporation  to Integon  Life Corporation,  dated July  25, 1995.
                      (5)

                ----------------------------------------------------------------

                       MANAGEMENT COMPENSATION RELATED
                                  AGREEMENTS

             10.6       Employment  Agreement,  dated  as  of August  19,  1990,  between
                        PennCorp Financial Group, Inc. and William M. McCormick. (13)

             10.7       PennCorp Financial, Inc. Retirement and Savings Plan. (13)

             10.8       PennCorp Financial, Inc. Executive Officer Incentive Plan. (13)

             10.9       PennCorp Financial Group, Inc. 1992 Stock Option Plan. (13)

             10.10      PennCorp Financial  Group, Inc. Senior  Management Warrant  Award
                        Program. (13)

             10.11      Form  of  Restricted  Stock  Agreement By  and  Between  PennCorp
                        Financial Group,  Inc. and certain participants,  effective as of
                        April 1, 1994. (9)

             10.12      Employment  Agreement between PennCorp Financial  Group, Inc. and
                        David J. Stone entered into June 7, 1996. (1)

             10.13      Employment Agreement between  PennCorp Financial Group,  Inc. and
                        Steven W. Fickes entered into June 7, 1996. (1)

             10.14      PennCorp Financial  Group, Inc. 1996 Stock Award and Stock Option
                        Plan (1)

             10.15      PennCorp  Financial Group,  Inc.  1996  Senior  Executive  Annual
                        Incentive Award Plan (1)
                        ----------------------------------------------------------------

             10.16      Real Estate Purchase and  Sale Agreement between Peoples Security
                        Life Insurance Company and  PennCorp Financial Group, Inc., dated
                        March 24, 1995. (8)


         EXHIBIT
         NUMBER                                   EXHIBIT
               10.17      Registration  Rights Agreement  dated  as of  December  14, 1995, between  PennCorp Financial Group, Inc.,  I.C.H. Corporation, SWL
                          Holding Corporation and Care Financial Corporation. (6)

               10.18      Conversion, Standstill and  Registration Rights Agreement between
                          United Companies  Financial  Corporation and  PennCorp  Financial
                          Group, Inc. dated as of July 24, 1996. (1)

               10.19      Registration  Rights Agreement dated as of August 2, 1996, by and
                          among  PennCorp   Financial  Group,  Inc.,   Smith  Barney  Inc.,
                          Donaldson, Lufkin  & Jenrette Securities Corporation  and Merrill
                          Lynch, Pierce, Fenner & Smith Incorporate. (1)

               10.20      Stockholders   Agreement   dated   December  14,   1995   between
                          Southwestern  Financial  Corporation  and  the  Security  holders listed on the signature pages thereof. (6)


                11        Computations of earnings per share. (1)

                12        Computation of ratio of earnings to fixed charges. (1)

                21        List of subsidiaries of the Registrant. (1)

                22        Auditors consent. (1)

                27        Financial Data Schedule (1)

(1)      Filed herewith.

(2) Such exhibit is incorporated by reference to the Form 8-K dated November 25, 1996, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

(3) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. filed with the Securities and Exchange Commission on October 10, 1996.

(4) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

(5) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

(6) Such exhibit is incorporated by reference to the Form 8-K dated December 14, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on December 28, 1995 related to its investment in Southwestern Financial Corporation.

(7) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

(8) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1995 of PennCorp Financial Group, Inc.

(9) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

(10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

(11) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

(12) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

(13) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-50530) of PennCorp Financial Group, Inc. filed on August 6, 1992.