Form 10-K/A
period 1996-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-04-30
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                               AMENDMENT NO. 1


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

                     DOCUMENTS INCORPORATED BY REFERENCE


                                     NONE

                         PENNCORP FINANCIAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1996

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

Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

Item 2.    Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .          24

PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters  . . . .          25

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .          35

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          89

PART III

Item 10.   Directors and Executive Officers of the Company  . . . . . . . . . . . . . . . . .          89

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93

Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . .          99

Item 13.   Certain Relationships and Related Transactions.  . . . . . . . . . . . . . . . . .         102

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . .         108

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION AND HISTORY


         PennCorp Financial Group, Inc. ("PennCorp" or the "Company"), incorporated in Delaware in 1989, is a holding company the principal subsidiaries of which are insurance companies with operations in Raleigh, North Carolina, Baton Rouge, Louisiana, Jacksonville, Florida, Waco, Texas and Toronto, Canada. The Company's insurance subsidiaries market and underwrite fixed benefit accident and sickness insurance, life insurance and accumulation products to lower- and middle-income markets throughout the United States, Canada, Puerto Rico and the Caribbean Basin. The Company's insurance products are sold through several distribution channels including exclusive agents, general agents, payroll deduction programs and through financial institutions. PennCorp's only significant industry segment is insurance. Information relating to the Company's U.S. and Canadian operations appears in Note 4 of "Notes to Consolidated Financial Statements" on Page 44 hereof. For more information regarding the Company's markets, see "Insurance" and "Marketing and Distribution" included herein.


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


         The Company's growth strategy emphasizes the acquisition of complementary insurance operations and the utilization of the Company's several distribution channels to further penetrate its target markets. In making acquisitions, the Company seeks to broaden its distribution channels, increase its product offerings and expand its geographical presence. The Company also seeks benefits from expense reduction through the consolidation of facilities and staff and the creation of common administrative systems. Since 1990, the Company has acquired OLIC, Professional, AA Life, Integon Life and UC Life and a majority economic interest in Southwestern Financial Corporation ("SW Financial"). The merger of Washington National Corporation ("Washington National") into the Company is pending shareholder and regulatory approvals and is anticipated to close in June 1997.

THE SOUTHWESTERN LIFE INVESTMENT

         On December 14, 1995, SW Financial, a newly organized corporation formed by the Company and Knightsbridge Fund Capital Fund I, L.P. ("Knightsbridge Fund"), purchased Southwestern Life Insurance Company ("Southwestern Life") and Union Bankers Insurance Company ("Union Bankers") and certain related assets from I.C.H. Corporation and certain of its subsidiaries (collectively, "ICH") (the "Southwestern Life Investment") for $260.0 million.


         Through its direct investment of $120.0 million in SW Financial, without giving effect to the conversion of the SW Financial convertible debentures, the Company beneficially owns 75.4% of SW Financial's outstanding common stock, including 100.0% of SW Financial's non-voting common stock and 21.0% of SW Financial's voting common stock. The Company also owns preferred stock of SW Financial and its subsidiary. The Company is also a 16.3% limited partner in Knightsbridge Fund. More specifically, in addition to its $89,000,000 common stock investment in SW Financial, the Company also purchased $21,000,000 initial liquidation value of SW Financial's Series A Preferred Stock, which accrues (but does not require the payment of) dividends at the rate of 10.0% per annum, compounded quarterly, and is mandatorily redeemable on December 31, 2005. The Series A Preferred Stock is not redeemable at the option of SW Financial. At maturity, the Series A Preferred Stock will be required to be redeemed for approximately $56.0 million in cash. If SW Financial fails to satisfy its mandatory redemption obligation, the holders of the Series A Preferred Stock will be entitled to elect 49.0% of the members of the Board of Directors of SW Financial and, upon receipt of regulatory approval, a majority of the directors of SW Financial. The Series A Preferred Stock is senior preferred stock. The holders of the Series A Preferred Stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SW Financial or a sale of all or substantially all its assets or the authorization or issuance of senior or pari passu preferred stock, and as otherwise provided by law.



     In addition, certain of the Company's insurance subsidiaries purchased $10.0 million liquidation value of 5.5% Mandatorily Redeemable Preferred Stock, par value $0.01 per share (the "5.5% Preferred Stock") of Southwestern Life Companies ("SWLC"), the immediate parent company of Southwestern Life and Union Bankers. The 5.5% Preferred Stock accrues dividends at a fixed rate of $5.50 per share per annum, payable in cash or, subject to certain conditions, through the issuance of additional shares of 5.5% Preferred Stock. The 5.5% Preferred Stock is not subject to optional redemption and matures on December 31, 2005. If SWLC fails to satisfy its mandatory redemption obligation or if dividends payable on the 5.5% Preferred stock are in arrears for four or more quarterly dividend periods, the holders of the 5.5% Preferred Stock will be entitled to elect 49.0% of the members of the Board of Directors of SWLC and, upon receipt of regulatory approval, a majority of the Board of Directors of SWLC. The 5.5% Preferred Stock is the only preferred stock of SWLC authorized for issuance. The holders of the 5.5% Preferred Stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SWLC or a sale of all or substantially all its assets or the authorization or issuance of senior or pari passu preferred stock, and as otherwise provided by law.



     As part of the SW Financial Investment, the Company, the Knightsbridge Fund and its affiliates, and SW Financial entered into a 10-year stockholders agreement (the "Stockholders Agreement"). Pursuant to that agreement, prior to the time when the Company converts its shares of nonvoting stock into voting common stock (the "Conversion"), the parties have agreed that the Board of Directors of SW Financial will consist of (i) Glenn H. Gettier (the President of Southwestern Life and Union Bankers), so long as he is an employee of SW Financial and its subsidiaries and is willing to serve as a director, (ii)
David J. Stone and Steven W. Fickes, so long as they are principals of the Knightsbridge Fund and are willing to serve as directors and (iii) at least four independent directors (as defined) reasonably acceptable to the Company and the Knightsbridge Fund. To date, neither the Company nor the Knightsbridge Fund has required SW Financial to nominate candidates to serve as independent directors. In addition to the foregoing, prior to the Conversion, the Company is entitled to send three of its designees (in addition to Messrs. Stone and Fickes) to observe all meetings of the Board of Directors (and committees thereof) of SW Financial and its subsidiaries.



     The Stockholders Agreement further grants the Company, but not the Knightsbridge Fund and its affiliates, certain "drag-along" rights pursuant to which, if the Company desires to sell all or any portion of its common stock (including common stock purchase warrants) in SW Financial, it can require the Knightsbridge parties to sell an equivalent proportionate amount of their SW Financial common stock and warrants. The Stockholders Agreement also grants both the Company and the Knightsbridge parties certain "tag-along" rights pursuant to which, subject to certain de minimis exceptions, if either party desires to sell its common stock (including warrants) to a third party, the other party will have the opportunity to participate on identical terms and on a ratable basis in such sale.



     In addition to the foregoing, the Stockholders Agreement grants "demand" and "piggyback" registration rights to the Company and the Knightsbridge parties under certain circumstances.



     The voting provisions of the Stockholders Agreement and the tag-along and drag-along rights thereunder automatically terminate upon the consummation of an initial public offering of common stock of SW Financial pursuant to which SW Financial receives gross proceeds of at least $50.0 million in cash.



         The Company's Board, including its independent directors, authorized the Company and the Knightsbridge Fund to pursue the acquisition of Southwestern Life and Union Bankers after considering, among other things, ICH's and its creditors' insistence that they would only consider potential bids for Southwestern Life and Union Bankers that were structured to allow ICH to satisfy its tax planning objectives. In addition, the Company's Board expressed reluctance to increase significantly the Company's financial leverage, which the directors believed might cause concern among insurance regulatory authorities and which might also jeopardize the Company's ratings from A.M. Best and Company and other rating agencies. After taking into account the foregoing factors and considering the time that might be necessary to raise sufficient equity capital to fund the transaction based on the Company's target range of debt to capitalization ratios, the Company's Board authorized management to work with the Knightsbridge Fund to devise a transaction structure that accommodated ICH's tax objectives, timing requirements, and mitigated the above stated concerns of the Company's Board. In addition, the Company's Board considered the fact that there were at least four potential avenues for the Company 's stockholders to realize value (directly or indirectly) from the Company's investment: (i) an initial public offering of SW Financial, (ii) a spin-off of the Company's investment in SW Financial, (iii) a sale of SW Financial to a third party and (iv) the purchase of the SW Financial Controlling Interest and the consolidation of SW Financial into the Company. Based on the foregoing, the Company's Board elected to structure the Company's investment in SW Financial in a manner that it believed enabled the Company to share in the economic benefits of having purchased SW Financial for a purchase price it considered attractive, while enabling the Company's Board to be flexible with respect to its ultimate ability to realize value from its investment.



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


THE KNIGHTSBRIDGE RESTRUCTURING PLAN


         In February 1996, Messrs. Stone and Fickes began discussions with the Company's Board of Directors on a means of consolidating their outside business interests, including the Knightsbridge Fund, under the Company. Subsequently, Messrs. Stone and Fickes and the members of the Knightsbridge and Compensation Committees of the Company's Board developed a plan to enable the Company to manage the Knightsbridge Fund and to provide Messrs. Stone and Fickes with a compensation program that offers them compensation opportunities with economic interests aligned with stockholders generally and that provides incentives for each to make a long-term, full-time commitment to the Company.


         The components of the Knightsbridge restructuring plan are as follows:


         o The adoption of compensation arrangements pursuant to which Messrs. Stone and Fickes have entered into five-year employment agreements with the Company. These compensation arrangements are described in detail under the captions "Executive Compensation - Employment Agreements" in Item 11 hereof.



         o The acquisition by the Company of the interests of Messrs. Stone and Fickes in Knightsbridge Management, L.L.C. ("Knightsbridge Management"), Knightsbridge Capital L.L.C. and Knightsbridge Consultants L.L.C. (collectively, "The Fickes and Stone Knightsbridge Interests").



         o The acquisition by the Company from the Knightsbridge Fund and Messrs. Stone and Fickes of their respective holdings of common stock and common stock warrants of SW Financial (collectively, "The Southwestern Financial Controlling Interest") provided that if the Proposed Settlement (as defined in "Item 3 - Legal Proceedings" below) is approved by the Delaware Chancery Court after notice to the Company's stockholders, Messrs. Stone and Fickes will cancel their SW Financial common stock warrants for no additional consideration). See Item 3 - Legal Proceedings on page 23 hereof.



         The acquisition of The Fickes and Stone Knightsbridge Interests and the acquisition of the Southwestern Financial Controlling Interest are being submitted to a vote of the stockholders of the Company at a Special Meeting of Stockholders anticipated to be held in June 1997.

         Further information regarding the Southwestern Life Investment appears in Note 6 of "Notes to Consolidated Financial Statements" on page 49 hereof. Information relating to the relationship between the Company and the Knightsbridge Fund, the acquisition of The Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest appear in Notes 15 and 16 of "Notes to Consolidated Financial Statements" on pages 57 and 58, respectively, hereof.


THE WASHINGTON NATIONAL TRANSACTION


         On November 14, 1996, the Company and Washington National entered into an agreement whereby Washington National will merge with the Company (the "Merger"), the corporate existence of Washington National will cease, and the Company will continue as the surviving corporation.



         Each share of Washington National common stock, par value $5.00 per share (the "Washington National Common Stock") (other than treasury shares held by Washington National or shares with respect to which appraisal rights are perfected under the Delaware General Corporation Law ("Dissenting Shares")), outstanding at the effective time of the Merger will be converted into the right to receive (i) $29.50 (the "Cash Price") in cash, without interest, subject to the cash limitation referred to below and determined as described herein, (ii) a fraction (rounded to the nearest ten-thousandth) of a share of the Company's common stock, par value $0.01 per share (the "PennCorp Common Stock"), determined as described herein, or (iii) a combination of cash and shares of PennCorp Common Stock.



         Washington National stockholders will be entitled to elect (the "Cash Election") to receive solely cash, based on the Cash Price, in exchange for all or any part of their shares of Washington National Common Stock. However, the number of shares of Washington National Common Stock that may be converted into the right to receive cash in the Merger (the "Cash Election Number") is limited. Based on information available to the Company and Washington National as of March 9, 1997, the Company and Washington National estimate that the amount of cash available for Cash Elections will be approximately $73,000,000 and the maximum number of shares of Washington National Common Stock that could be converted into the right to receive cash in the Merger will be approximately 2,487,000 shares.



         Each holder of an outstanding share of Washington National Common Stock (other than treasury shares and Dissenting Shares) not subject to a valid Cash Election will be entitled to receive PennCorp Common Stock. The amount of PennCorp Common Stock received per share of Washington National Common Stock will depend on the average closing price (the "Trading Average") of the PennCorp Common Stock on the New York Stock Exchange (the "NYSE") during the 20 trading days ending on the third trading day prior to the effective time of the Merger. If the Trading Average is equal to or greater than $31.658 but not greater than $38.693 per share, the number of shares of PennCorp Common Stock received will be adjusted so that each share of Washington National Common Stock will be exchanged for PennCorp Common Stock with a value of $29.50 (based on the Trading Average). If the Trading Average is equal to or greater than $28.14 but not greater than $31.658, each share of Washington National Common Stock will be exchanged for 0.9318 shares of PennCorp Common Stock and the value of the PennCorp Common Stock received will be between $26.22 and $29.50 (based on the Trading Average). If the Trading Average is below $28.14, the transaction may be terminated by Washington National unless the Company agrees to increase the number of shares of PennCorp Common Stock to be received by Washington National stockholders so that each share of Washington National Common Stock will be exchanged for PennCorp Common Stock with a value of $26.22 (based on the Trading Average). If the Trading Average is equal to or greater than $38.693 but not greater than $42.21 per share, each share of Washington National Common Stock will be exchanged for 0.7624 shares of PennCorp Common Stock and the value of the PennCorp Common Stock received will be between $29.50 and $32.18 (based on the Trading Average). If the Trading Average is greater than $42.21, the transaction may be terminated by the Company unless Washington National agrees to decrease the number of shares of PennCorp Common Stock to be received by Washington National stockholders so that each share of Washington National Common Stock will be exchanged for PennCorp Common Stock with a value of $32.18 (based on the Trading Average). As of the date hereof, neither the Company's Board nor the Washington National Board has determined what action it will take if the Trading Average is below $28.14 or above $42.21, as the case may be. However, each such action would be undertaken in accordance with the fiduciary duty of each Board to act in the best interests of its respective stockholders. The actual market value of the PennCorp Common Stock received in the Merger will depend on market conditions at the time it is received by Washington National stockholders and, therefore, may be more or less than the values referred to above.


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


         The Company's Board of Directors reviewed the terms and conditions of the Merger and determined that the Merger is fair to and in the best interests of the Company and its stockholders. This recommendation is based on a number of considerations, principally including the following: (i) current industry, economic and market conditions; (ii) the additional distribution channels to the Company's target market offered by Washington National; (iii) the fact that both the Company and Washington National sell their products to the same target market, thus providing "cross-selling" opportunities; (iv) the Company's ability to use its existing payroll deduction capabilities and its individual product division to service Washington National policyholders without a proportionate increase in costs; (v) future statutory income expected to be received from Washington National's closed block of annuity business (estimated initially at $10,000,000 per year and diminishing over time); (vi) potential consolidation savings (run-rate reduction of a minimum of approximately $10,000,000 on a pre-tax basis) resulting from the Merger; (vii) the financial condition, results of operations and cash flows of the Company and Washington National, both on a historical and a prospective basis; (viii) the historical market prices and trading volumes of the PennCorp Common Stock and Washington National Common Stock; (ix) management's expectation that the Merger will be accretive to the Company's earnings per share; (x) the terms and conditions of the Merger Agreement, including the requirement for the Company's stockholders' approval, the requirement that the Company receive a $10,000,000 termination fee under certain circumstances, and the requirement that the Company provide certain large stockholders of Washington National with registration rights; and (xi) results of due diligence which, included (a) concerns about the profitability of certain of Washington National's insurance products, (b) potential credit exposures related to Washington National's mortgage portfolio and valuation concerns related to the Kokomo, Indiana home office building, (c) possible litigation exposures, including a class action suit involving former employees of Washington National, and (d) potential tax liabilities of Washington National.


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

         The revenue earned by the career sales distribution system by product type is shown below:

     INSURANCE PRODUCT TYPE                              1994      1995      1996
     ----------------------                              ----      ----      ----
                                                           (Dollars in millions)
      Fixed benefit  . . . . . . . . . . . .            $153.2   $156.0    $148.1
      Life . . . . . . . . . . . . . . . . .              30.7     34.4      32.8
      Accumulation . . . . . . . . . . . . .               --       0.5       1.0
                                                        ------   -----     -----
       Total . . . . . . . . . . . . . . . .            $183.9   $190.9    $181.9
                                                        ======   ======    ======

         The percentage of career sales division revenue to the Company's total insurance operations revenue by product type is shown below:


    INSURANCE PRODUCT TYPE                              1994      1995     1996
    ----------------------                              ----      ----     ----
    Fixed benefit . . . . . . . . . . . . . .         77.6%     76.7%     76.8%
    Life  . . . . . . . . . . . . . . . . . .         31.7      19.0      12.6
    Accumulation  . . . . . . . . . . . . . .         --         1.4       0.9
    Total division revenue to the Company's
      insurance operations revenue  . . . . .         62.5      45.8      32.2

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

         The following tables set forth information regarding the payroll sales division:

         PAYROLL SALES DIVISION                                            1994       1995       1996
         ----------------------                                            ----       ----       ----
                                                                             (Dollars in thousands)
          Agents under contract  . . . . . . . . . . .                     6,563        6,578     7,539
          Number of annually producing agents  . . . .                     3,170        2,684     2,750
          Annualized new business premium  . . . . . .                   $38,080      $39,435   $39,069
          Annualized new business premium per producing agent              $12.0        $14.7     $14.2

The revenue earned by the payroll sales division by product type is shown below:

       INSURANCE PRODUCT TYPE                                            1994       1995       1996
       ----------------------                                            ----       ----       ----
                                                                           (Dollars in millions)
        Fixed benefit  . . . . . . . . . . . . . . .                 $37.8        $38.0      $39.5
        Life . . . . . . . . . . . . . . . . . . . .                  44.9         82.0       84.1
        Accumulation . . . . . . . . . . . . . . . .                   --           5.9        8.0
                                                                     -----        ------     ------
         Total . . . . . . . . . . . . . . . . . . .                 $82.7        $125.9     $131.6
                                                                     =====        ======     ======

         The percentage of the payroll sales division revenue to the Company's total insurance operations revenue by insurance product is shown below:


       INSURANCE PRODUCT TYPE                                            1994       1995      1996
       ----------------------                                            ----       ----      ----
        Fixed benefit  . . . . . . . . . . . . .                     19.2%        18.7%     20.5%
        Life . . . . . . . . . . . . . . . . . .                     46.3         45.2      32.3
        Accumulation . . . . . . . . . . . . . .                     --           18.5      7.2
        Total division revenue to the Company's
        insurance operations revenue   . . . . .                     28.1         30.2      23.3


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

The following tables set forth information regarding the individual sales division:

     INDIVIDUAL SALES DIVISION                                         1994       1995       1996
     -------------------------                                         ----       ----       ----
                                                                        (Dollars in thousands)
      Agents under contract  . . . . . . . . . . .                    1,895         4,638     6,194
      Number of annually producing agents  . . . .                      749         2,033     2,092
      Annualized new business premium  . . . . . .                   $6,011       $11,879   $16,926
      Annualized new business premium per producing agent              $8.0          $5.8      $8.1

         The revenue earned by the individual sales division by product is shown below:

     INSURANCE PRODUCT TYPE                                         1994       1995       1996
     ----------------------                                         ----       ----       ----
                                                                         (Dollars in millions)
      Fixed benefit  . . . . . . . . . . . . . . .                  $6.3        $9.4         $5.0
      Life . . . . . . . . . . . . . . . . . . . .                  21.3        65.0        137.5
      Accumulation . . . . . . . . . . . . . . . .                  --          25.9         52.7
                                                                    -----       ------     ------
       Total . . . . . . . . . . . . . . . . . . .                  $27.6       $100.3     $195.2
                                                                    =====       ======     ======

         The percentage of the individual sales division revenue to the Company's total insurance operations revenue by insurance product is shown below:


     INSURANCE PRODUCT TYPE                                       1994       1995       1996
     ----------------------                                       ----       ----       ----
      Fixed benefit  . . . . . . . . . . . . .                     3.2%         4.6%       2.6%
      Life . . . . . . . . . . . . . . . . . .                     22.0         35.8       52.7
      Accumulation . . . . . . . . . . . . . .                      --          80.1       47.4
      Total division revenue to the Company's
      insurance operation revenue  . . . . . .                     9.4          24.0       34.6


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

         The following tables set forth information regarding the financial services division:

                                                                        1996
                                                                        ----
                                                               (Dollars in thousands)
 FINANCIAL SERVICES DIVISION
  Agents under contract  . . . . . . . . . . .                          2,970
  Number of annually producing agents  . . . .                            750
  Annualized new business premium  . . . . . .                       $101,602
  Annualized new business premium per producing
  agent  . . . . . . . . . . . . . . . . . . .                        $135.47

         The revenue earned by the financial services division by product is shown below:


INSURANCE PRODUCT TYPE                                       1996
----------------------                                       ----
                                                          (Dollars in
                                                          millions)
 Fixed benefit  . . . . . . . . . . . .                       $ 0.3
 Life . . . . . . . . . . . . . . . . .                         6.2
 Accumulation . . . . . . . . . . . . .                        49.5
                                                              -----
  Total . . . . . . . . . . . . . . . .                       $56.0
                                                              =====


         The percentage of the financial services division revenue to the Company's total insurance operations revenue by insurance product is shown below:


   INSURANCE PRODUCT TYPE                                       1996
   ----------------------                                       ----
    Fixed benefit  . . . . . . . . . . . . .                     0.2%
    Life . . . . . . . . . . . . . . . . . .                     2.4
    Accumulation . . . . . . . . . . . . . .                     44.5
    Total division revenue to the Company's
    insurance operation revenue  . . . . . .                      9.9


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


         Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1996 indicate that each of the insurance subsidiaries' capital substantially exceeded RBC requirements. Although OLIC's and Salem Life's capital exceeded RBC requirements, the excess is less substantial than that of the Company's other insurance subsidiaries.

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

ITEM 3. LEGAL PROCEEDINGS


         In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al. and PennCorp Financial Group, Inc., C.A. No. 14775 and Lois Miller v. David J. Stone et al. and PennCorp Financial Group, Inc., C.A. No. 14795 were filed against the Company and each of its directors, individually, in the Delaware Court of Chancery. The complaint in the Miller suit has not yet been served on the Company or the other defendants. Both suits allege that the Southwestern Financial Investment involved the usurpation of a corporate opportunity and a waste of the Company's assets by Messrs. Stone and Fickes, and that the directors of the Company in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to the Company and its stockholders, having favored the interests of Messrs. Stone and Fickes over the Company and its stockholders. These lawsuits seek judgments against each of the defendants for the amount of damages sustained or to be sustained by the Company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.



         The defendants in the Tozour Case have filed a motion seeking its dismissal on the ground that the plaintiff failed to comply with the requirements of Delaware law before instituting a derivative suit and intend to defend the lawsuit vigorously. Because the Company has not been served with the Miller complaint, no action has been taken in that case, although the Company would also defend it vigorously. The defendants believe, however, that it would not be in the best interests of the Company and its shareholders to expend considerable management and director time and to incur substantial expenses to litigate the actions. Consequently, the Company's legal advisors have met or spoken by telephone with the plaintiff's counsel on several occasions to discuss the terms of a potential settlement.



         The defendants and the plaintiffs' counsel entered into a stipulation of settlement on March 28, 1997 (the "Proposed Settlement") of the shareholder derivative actions. The Proposed Settlement consists of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling the Company to purchase the Southwestern Financial Controlling Interest for $67.5 million, reducing the price to be paid by the Company for the Southwestern Financial Controlling Interest by approximately $2.0 million, (ii) the Company's Board of Directors will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the Company's Board of Directors will proceed with the acquisition of the Southwestern Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the Southwestern Financial Controlling Interest; (iv) the Company's Board of Directors will submit the purchase of The Fickes and Stone Knightsbridge Fund Interests and the Southwestern Financial Controlling Interest to a vote of a majority of the Company's stockholders present at the stockholders meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest, and (vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.



         The Proposed Settlement is subject to approval by the Delaware
Chancery Court after notice to the Company's stockholders. As discussed above, Messrs. Stone and Fickes have agreed that, if the Proposed Settlement is approved by the Delaware Chancery Court, they will cancel their SW Financial common stock warrants, which will reduce the price to be paid by the Company for the Southwestern Financial Controlling Interest by approximately $2.0 million. Because the Knightsbridge Fund restructuring will have the effect of eliminating potential future conflicts of interest between Messrs. Stone and Fickes and the Company, and because the Proposed Settlement will have the effect of reducing the price to be paid by the Company for the Southwestern Financial Controlling Interest and will obviate the need to expend considerable management and director time to litigate the action, the Company's Board of Directors has determined that the Proposed Settlement is in the best interests of the Company and its shareholders and confers a substantial economic benefit on the Company. Accordingly, the Company's Board of Directors has authorized the payment to plaintiffs' counsel of legal fees and disbursements not to exceed $530,000 in connection with the lawsuit and the related settlement negotiations, if the Proposed Settlement is approved by the Delaware Chancery Court after notice to the Company's stockholders.


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


PENNCORP FINANCIAL GROUP, INC.

M D & A continued



The primary cash requirements of the Company are interest payments, preferred stock dividends and common stock dividends which aggregated $33.9 million, $24.5 million and $16.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. For the years ended December 31, 1996, 1995 and 1994, cash requirements of the Company exceeded cash made available to the Company through payments under the surplus debentures by $2.0 million, $5.4 million and $5.0 million, respectively. During each of these periods, the Company utilized a balance of dividends and surplus note payments from the insurance subsidiaries and borrowings under the Company's credit facilities to fund PennCorp's cash requirements. This balance resulted in what management believes to be, along with other factors, an appropriate retention of statutory capital and surplus to improve the insurance subsidiaries' A.M. Best Company ("A.M. Best") ratings without placing an undue debt burden upon the Company.


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


The Company held $1,428.3 million and $503.7 million of mortgage-backed bonds which represented 38.9% and 22.0% of total invested assets as of December 31, 1996 and 1995, respectively. The significant increase in mortgage-backed securities for the year ended December 31, 1996, was the result of the UC Life acquisition. The Company invests in mortgage-backed securities in order to enhance portfolio yields and maintain a reliable cash flow stream from the invested asset portfolio. The Company maintains sophisticated models to measure the effective duration and option-adjusted duration of the consolidated investment portfolio. These models are updated on a monthly basis and are designed to allow accurate measurement of the convexity risks inherent in that percentage of the portfolio invested in mortgage-backed securities and other callable securities. The Company manages the portfolio convexity risk within the context of the overall asset and liability model and the quantification of disintermediation risk.






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



                                                PENNCORP FINANCIAL GROUP, INC.

M D & A continued


Disintermediation Risk. With the acquisition of UC Life and Integon Life, the Company significantly expanded its interest sensitive portfolio of products including universal life and accumulation products. The Company actively manages the difference in interest yields on assets backing interest sensitive liabilities and amounts credited to policyholder account balances so as to provide a margin or "spread". For the years ended December 31, 1996 and 1995, the Company had total interest sensitive liabilities aggregating $2,685.7 million and $1,423.7 million, respectively and obtained a spread on such liabilities of 2.1% and 1.4%, respectively. As part of the ongoing management of interest sensitive business, the Company annually undertakes "cash flow testing" sensitivities in which Management evaluates a range of interest rate scenarios under which credited interest rates and asset/liability durational matching may become mismatched. The Company believes that it has sufficient liquidity to withstand all reasonable scenarios established by Management.


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


The Company anticipates, pending regulatory and shareholder approval, consummating the Washington National Merger, the acquisition of the Controlling Interest in SW Financial, and the acquisition of the Fickes and Stone Knightsbridge Interests in June 1997.


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

RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the historical financial statements of the Company and related notes thereto contained elsewhere herein. Significant financial information, percentage changes and ratios (excluding realized gains and losses on sale of investments and equity in undistributed earnings of unconsolidated affiliates) are shown in the following table:


                                                                    1996           1995          1994
-----------------------------------------------------------------------------------------------------
RATIOS TO REVENUES
Total policy benefits                                                47.1%         38.4%         34.7%
Insurance expenses                                                   15.4          19.1          20.7
Other operating expenses                                             12.5          16.3          17.5
Interest and amortization of deferred debt issuance costs             3.3           4.7           6.1
Pretax operating margin                                              21.7          21.5          21.0




                                                PENNCORP FINANCIAL GROUP, INC.

M D & A continued



Operating Ratios. Pretax operating margin improved modestly to 21.7% of revenues during 1996 from 21.5% and 21.0% in 1995 and 1994, respectively. The slight improvement was primarily due to declines in all operating ratios except for policy benefits, which nearly offset the other improvements. As the mix of insurance products shifts toward life and accumulation products versus fixed benefit products, management believes the 1996 ratios will be indicative of future ratios.


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


Life policy revenues increased 43.9%, 75.0% and 37.2% to $170.0 million, $118.1 million and $67.5 million for the years ended 1996, 1995 and 1994, respectively. The acquisition of UCLife in July 1996, and Integon Life in July 1995, added $72.4 million and $22.9 million of life policy revenues during 1996 and 1995, respectively. The inclusion of AA Life for the full year 1995 increased life policy revenue by $29.1 million while AA Life provided an additional $13.7 million of life policy revenues during 1994. Partially offsetting some of these increases were declines in Penn Life's policy revenues from closed blocks of business of $1.1 million, $750,000 and $1.0 million during 1996, 1995 and 1994, respectively.



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



                                                PENNCORP FINANCIAL GROUP, INC.

                                                                         PAGE 35
                   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  Page
                                                                  ----
PennCorp Financial Group, Inc. and Subsidiaries                    36

Southwestern Financial Corporation and Subsidiaries                61

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
======================================================================================================================

                    See accompanying Notes to Consolidated Financial Statements


PENNCORP FINANCIAL GROUP, INC.

 CONSOLIDATED STATEMENTS
     of cash flows



(Amounts in thousands)                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                              1996         1995         1994
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before undistributed earnings in unconsolidated affiliates and
     extraordinary charge                                                                  $  78,281    $  58,635    $  37,144
   Adjustments to reconcile net income before undistributed earnings in unconsolidated affiliates and extraordinary charge to net cash provided by operating activities:
     Capitalization of deferred policy acquisition costs                                     (99,545)     (83,795)     (58,919)
     Amortization of present value of business in force, deferred policy acquisition costs,
       intangibles, depreciation and accretion, net                                           59,337       50,428       38,935
     Increase (decrease) in policy liabilities and accruals and other policyholder funds      73,202       12,417      (29,894)

     Purchases of trading securities                                                              --       (1,031)          --
     Sales of trading securities                                                              56,004       47,145           --
     Other, net                                                                               (2,585)      (8,126)      18,302
                                                                                           -----------------------------------
         Net cash provided by operating activities                                           164,694       75,673        5,568
                                                                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash expended in acquisition of businesses, net of cash acquired
     of $-, $- and $12,931                                                                   (99,596)     (18,363)     (89,137)
   Purchases of fixed maturity securities held for investment                                (27,000)     (15,950)        (472)
   Purchases of fixed maturity securities available for sale                                (920,430)    (188,388)    (174,872)
   Purchases of equity securities                                                             (8,398)     (13,415)      (8,294)
   Purchase of affiliate                                                                          --     (107,366)          --
   Maturities of fixed maturity securities held for investment                                42,351        6,214       18,098
   Maturities of fixed maturity securities available for sale                                 81,538       27,198       41,370
   Sales of fixed maturity securities held for investment                                      4,910           --           --
   Sales of fixed maturity securities available for sale                                     368,331       99,804       83,182
   Sales of equity securities                                                                  5,328        6,818        9,574
   Decrease (increase) in short-term investments, net
     (including changes in amounts due to broker)                                            412,687       39,392      (20,269)
   Acquisitions and originations of mortgage loans                                          (112,473)          --           --
   Sales of mortgage loans                                                                   151,972           --           --
   Principal collected on mortgage loans                                                      21,657           --           --
   Other, net                                                                                  4,521       (3,288)      (3,553)
                                                                                           -----------------------------------
         Net cash used in investing activities                                               (74,602)    (167,344)    (144,373)
                                                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable                                                                 230,000      130,783       83,500
   Issuance of common stock                                                                  155,450       51,210           --
   Issuance of preferred stock                                                               139,157      110,513       33,034
   Purchases of treasury stock                                                                    --       (2,984)        (232)
   Reduction of notes payable                                                               (330,624)     (91,507)      (5,271)
   Redemption of preferred stock                                                                  --      (33,415)          --
   Receipts from interest sensitive products credited to policyholders' account balances     160,403       91,175       47,497

   Return of policyholders' account balances on interest sensitive products                 (365,554)    (144,413)     (45,426)
   Repurchase agreement, net                                                                 (52,839)          --           --
   Other, primarily dividends, net                                                           (14,399)      (4,950)          --
                                                                                           -----------------------------------
         Net cash provided (used) by financing activities                                    (78,406)     106,412      113,102
                                                                                           -----------------------------------
         Net increase (decrease) in cash                                                      11,686       14,741      (25,703)
CASH AT BEGINNING OF YEAR                                                                     27,778       13,037       38,740
                                                                                           -----------------------------------
CASH AT END OF YEAR                                                                        $  39,464    $  27,778    $  13,037
==============================================================================================================================


SUPPLEMENTAL DISCLOSURES:
   Income taxes paid (refunded)                                                            $  (4,992)   $     787    $   2,474
   Interest paid                                                                              18,185       20,001       15,443

NON-CASH FINANCING ACTIVITIES:
   Debt assumed with acquisition                                                                  --       38,214           --
   Securities issued in conjunction with acquisition                                          14,999       28,750           --
   Amounts due on acquisition of affiliate                                                        --       11,114           --



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


Through its direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owns 75.4% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 21.0% of SW Financial's voting common stock, and preferred stock of SW Financial. PennCorp is also a 16.3% limited partner in Knightsbridge.



As part of the SW Financial investment, PennCorp, the Knightsbridge Fund and its affiliates and SW Financial entered into a 10-year stockholders agreement. The agreement includes customary provisions for corporate governance (including the right to elect or appoint members of the Board of Directors of SW Financial), "drag-along" and "tag-along" rights and "demand" and "piggy-back" registration rights. In addition, each issuance of preferred stock of SW Financial and its subsidiaries held by PennCorp allows for class voting rights under certain circumstances.


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

The following table presents information on changes in the liability for accident and sickness claims for the years ended December 31:


                                                          1996               1995                1994
=========================================================================================================
Claim liability at January 1                           $   127,078        $   126,920        $    136,043
Less reinsurance recoverables                                1,372              2,050               2,750
                                                       --------------------------------------------------
   Net balance at January 1                                125,706            124,870             133,293
                                                       --------------------------------------------------
Addition due to acquisition                                  1,079              1,095                   -
                                                       --------------------------------------------------
Add claims incurred during the year related to:
   Current year                                             63,673             62,106              76,686
   Prior years                                              (6,816)            (2,855)               (579)
                                                       --------------------------------------------------
     Total incurred                                         56,857             59,251              76,107
                                                       --------------------------------------------------
Less claims paid during the year related to:
   Current year                                             19,057             20,346              32,828
   Prior years                                              36,435             39,164              51,702
                                                       --------------------------------------------------
     Total paid                                             55,492             59,510              84,530
                                                       --------------------------------------------------
Net balance at December 31                                 128,150            125,706             124,870
Plus reinsurance recoverables                                2,242              1,372               2,050
                                                       --------------------------------------------------
     Claim liability at December 31*                   $   130,392        $   127,078        $    126,920
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
=========================================================================================================



The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $17,157 and $17,261, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995, was a decrease of $1,265 and of $104, respectively. If recognized as a tax benefit, a portion of the valuation allowance totaling $7,349 would be allocated to reduce costs in excess of net assets acquired.


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


(15) RELATED PARTY TRANSACTIONS


During 1995, two of the Company's officers and directors, Messrs. Stone and Fickes, formed a fund, Knightsbridge Capital Fund I, L.P., ("Knightsbridge") for the purpose of making equity and equity linked investments in companies engaged primarily in the life insurance industry. Knightsbridge has received subscriptions for approximately $92,000 in limited partnership interests, including a $15,000 subscription from the Company. The general partner of Knightsbridge is Knightsbridge Capital L.L.C. ("Knightsbridge Capital"), the members of which are David J. Stone and Steven W. Fickes. Allan D. Greenberg, a member of the Company's Board of Directors, formerly owned a 5% interest in Knightsbridge Capital which was purchased by Messrs. Stone and Fickes. The general partner of Knightsbridge cannot be removed by the limited partners, unless a court has finally determined that the general partner has committed a willful and material breach of the limited partnership agreement. However, the agreement provides that if either Mr. Stone or Mr. Fickes, or both, ceases to be a member of Knightsbridge Capital or otherwise actively involved in the management and operations of Knightsbridge, Knightsbridge may not subsequently call additional capital from the limited partners. However, the limited partners have consented to the Company's proposed acquisition of Messrs. Stone's and Fickes' interests in Knightsbridge Capital.


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


PENNCORP FINANCIAL GROUP, INC.

For the years ended December 31, 1996 and 1995, PennCorp paid or accrued $2,548 and $3,900 in transaction fees to KM related to the UC Life and SW Financial transactions, respectively. During 1996, certain of the Company's affiliates and subsidiaries paid management fees to KM amounting to $2,190 which have been contingently expensed in the accompanying financial statements pending the shareholder vote on the acquisition of the Fickes and Stone Knightsbridge Interests. SW Financial and UC Life incurred KM investment advisory fees totalling $2,426 and $- during 1996 and 1995, respectively. In addition, PennCorp received a $1,000 stand-by commitment fee from SW Financial for contingent financing on a real estate transaction. SW Financial did not draw upon the commitment.

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


In addition, PennCorp has proposed to acquire the Fickes and Stone Knightsbridge Interests for total consideration estimated to be $10,000. Fickes and Stone will each receive consideration in the form of estimated annual payments of $330 due April 15, 1997, each year through 2001 and the by issuance by PennCorp of 173,160 shares of PennCorp Common Stock to each of Fickes and Stone on April 15, 2001.



It is anticipated that PennCorp common shareholders will vote on the above transactions in June 1997, and, subject to shareholder approval, the Company intends to consummate such transactions as expeditiously as possible.


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


In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al, and the PennCorp Financial Group, Inc., C.A. No. 14775 (the "Tozour Case") and Lois Miller v. David J. Stone et al, and the PennCorp Financial Group, Inc., C.A. No. 14795 (the "Miller Complaint") were filed against the Company and each of its directors, individually, in the Delaware Court of Chancery. The complaint in the Miller suit has not yet been served on the Company or the other defendants. Both suits allege that the SW Financial Investment involved the usurpation of a corporate opportunity and a waste of the Company's assets by Messrs. Stone and Fickes, and that the directors of the Company in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to the Company and its stockholders, having favored the interests of Messrs. Stone and Fickes over the Company and its stockholders. These lawsuits seek judgments against each of the defendants for the amount of damages sustained, or to be sustained, by the Company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.



The defendants in the Tozour Case have filed a motion seeking its dismissal on the ground that the plaintiff failed to comply with the requirements of Delaware law before instituting a derivative suit and intend to defend the lawsuit vigorously. Because the Company has not been served with the Miller complaint, no action has been taken in that case, although the Company would also defend it vigorously. The defendants believe, however, that it would not be in the best interests of the Company and its shareholders to expend considerable management and director time and to incur substantial expenses to litigate the actions. Consequently, the Company's legal advisors have met or spoken by telephone with the plaintiffs' counsel on several occasions to discuss the terms of a potential settlement.



The defendants and the plaintiffs' counsel entered into a Stipulation and Agreement of Compromise and Settlement dated March 28, 1997 (the "Proposed Settlement") of the shareholder derivative actions. The Proposed Settlement consists of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling the Company to purchase the SW Financial Controlling Interest for $67.5 million, reducing the price to be paid by the Company for the SW Financial Controlling Interest by approximately $2.0 million, (ii) the Company's Board of Directors will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the Company's Board of Directors will proceed with the acquisition of the SW Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the SW Financial Controlling Interest; (iv) the Company's Board of Directors will submit the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest to a vote of a majority of the Company's stockholders present at the stockholders meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest, and
(vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.


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
==========================================================================================================

WE WILL BE IN A POSITION TO RENDER THE FOLLOWING REPORT UPON FINAL COMPLETION OF OUR AUDIT PROCEDURES.



















                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Southwestern Financial Corporation:



We have audited the accompanying consolidated balance sheet of Southwestern Financial Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.



We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Financial Corporation and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.















Dallas, Texas
March 14, 1997

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1996 and 1995
                    (In thousands, except share information)



                                          ASSETS                                                          1996             1995
                                                                                                     -------------    -------------
                                                                                                                       (UNAUDITED)
Investments:
  Fixed maturities available for sale at fair value (cost $1,270,507 and $1,165,724)  . . . . .        $ 1,255,270    $  1,169,478
  Equity securities available for sale at fair value (cost $959 and $2,173) . . . . . . . . . .              1,129           2,149
  Mortgage loans on real estate, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             59,993          99,969
  Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            128,551         137,466
  Cash and short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            161,895         196,370
  Collateral loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21,308          41,308
  Investment in limited partnership   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --           39,600
  Real estate   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,292          17,318
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,553           6,879
                                                                                                       -----------    ------------
    Total investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,640,991       1,710,537

Due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            259,288         152,866
Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,802          21,379
Accounts and notes receivable (net of allowance of $561 and $660) . . . . . . . . . . . . . . .             13,773           2,509
Present value of insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             71,333         115,831
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,095             --
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             48,079          55,500
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,907           2,338
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,642          26,195
Costs in excess of net assets acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            122,640         126,869
                                                                                                       -----------    ------------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,210,550    $  2,214,024
                                                                                                       ===========    ============

                                       LIABILITIES
Policy liabilities and accruals:
  Future policy benefits on traditional products  . . . . . . . . . . . . . . . . . . . . . . .        $   584,179    $    632,259
  Universal life and investment contract liabilities  . . . . . . . . . . . . . . . . . . . . .          1,088,335       1,106,447
  Policy and contract claims    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             55,011          62,140
  Other policyholder funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,635          20,446
                                                                                                       -----------    ------------
    Total policy liabilities and accruals   . . . . . . . . . . . . . . . . . . . . . . . . . .          1,745,160       1,821,292
Federal income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,118           3,900
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            159,750         160,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            118,119          70,900
                                                                                                       -----------    ------------
    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,032,147       2,056,092
                                                                                                       -----------    ------------

Mandatorily redeemable preferred stock:
  Series A 10%, $.01 par value, $100 redemption value; 500,000 shares authorized, 232,890
    and 210,990 issued and outstanding at December 31, 1996 and 1995, respectively. . . . . . .             23,289          21,099
  5.5% preferred stock $.01 par value, $10,000 and $100 redemption value; 2,000 and
    200,000 shares authorized, 1,059 and 100,260 shares issued and outstanding at
    December 31, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . . . . . . . . . .             10,590          10,026

                                   SHAREHOLDERS' EQUITY

Common Stock, Class A, $.01 par value; 18,000,000 shares authorized;
  3,500,000 shares issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . .                 35              35
Common Stock, Class B, non-voting $.01 par value; 10,000,000 shares authorized;
  8,400,000 shares issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . .                 84              84
Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            123,191         123,191
Unrealized gains (losses) on securities available for sale,
  net of tax (benefit) of ($4,224) and $1,300   . . . . . . . . . . . . . . . . . . . . . . . .             (8,081)          2,413
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29,295           1,084
                                                                                                       -----------     -----------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            144,524         126,807
                                                                                                       -----------     -----------
    Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,210,550     $ 2,214,024
                                                                                                       ===========     ===========




          See accompanying Notes to Consolidated Financial Statements.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      for the Year Ended December 31, 1996
                                 (In thousands)




Revenues:
  Premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  152,803
  Interest sensitive policy product charges   . . . . . . . . . . . . . . . . . . . . . . .         44,109
  Net investment income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        128,972
  Net gains from sale of investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .            516
  Other income, including $15,811 in earnings of limited partnership  . . . . . . . . . . .         27,439
                                                                                                ----------
    Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        353,839
                                                                                                ----------

Benefits and expenses:
  Policyholders benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        197,844
  Amortization of present value of insurance
    in force and deferred policy acquisition costs  . . . . . . . . . . . . . . . . . . . .         23,392
  Amortization of costs in excess of net assets acquired  . . . . . . . . . . . . . . . . .          4,229
  Underwriting and other administrative expenses  . . . . . . . . . . . . . . . . . . . . .         65,110
  Interest and amortization of deferred debt issuance costs   . . . . . . . . . . . . . . .         14,052
                                                                                                ----------
    Total benefits and expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        304,627
                                                                                                ----------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,212
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,247
                                                                                                ----------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,965
Preferred stock dividend requirements . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,754)
                                                                                                ----------
    Net income available to common shareholders   . . . . . . . . . . . . . . . . . . . . .     $   28,211
                                                                                                ==========



          See accompanying Notes to Consolidated Financial Statements.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      for the year ended December 31, 1996
                                 (In thousands)




                                                                                       UNREALIZED
                                                                                      GAIN (LOSS)
                                                 COMMON       COMMON     ADDITIONAL  ON SECURITIES
                                                  STOCK        STOCK      PAID IN      AVAILABLE      RETAINED
                                                 CLASS A      CLASS B     CAPITAL    FOR SALE, NET    EARNINGS     TOTAL
                                               -----------  ----------   ----------  -------------  -----------  ---------
Balance at December 31, 1995  . . . .          $        35  $       84   $  123,191   $     2,413   $     1,084  $ 126,807
Net income  . . . . . . . . . . . . .                  --          --           --            --         30,965     30,965
Preferred dividends . . . . . . . . .                  --          --           --            --         (2,754)    (2,754)
Unrealized loss on securities
  available for sale, net   . . . . .                  --          --           --        (10,494)          --     (10,494)
                                               -----------  ----------   ----------   -----------   -----------  ---------

Balance at December 31, 1996  . . . .          $        35  $       84   $  123,191   $    (8,081)  $    29,295  $ 144,524
                                               ===========  ==========   ==========   ===========   ===========  =========



          See accompanying Notes to Consolidated Financial Statements.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      for the Year Ended December 31, 1996
                                 (In thousands)





Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   30,965
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Adjustments relating to universal life and investment products:
      Interest credited to account balances   . . . . . . . . . . . . . . . . . . . . . . . .        56,203
      Charges for mortality and administration  . . . . . . . . . . . . . . . . . . . . . . .       (50,689)
    Capitalization of deferred policy acquisition costs   . . . . . . . . . . . . . . . . . .       (16,806)
    Amortization of intangibles, depreciation and accretion, net  . . . . . . . . . . . . . .        29,246
    Decrease in policy liabilities, accruals and other policyholder funds   . . . . . . . . .       (54,427)
    Decrease in accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . . .        (7,477)
    Increase in notes and accounts receivable and accrued
      investment income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,000)
    Increase in taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,218
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,945
    Equity in undistributed earnings of limited partnership   . . . . . . . . . . . . . . . .       (15,811)
    Net gains from sales of investments   . . . . . . . . . . . . . . . . . . . . . . . . . .          (516)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,916
                                                                                                 ----------
      Net cash used by operating activities   . . . . . . . . . . . . . . . . . . . . . . . .        (6,233)
                                                                                                 ----------
Cash flows from investing activities:
  Sales of fixed maturities available for sale  . . . . . . . . . . . . . . . . . . . . . . .       178,306
  Maturities and other redemptions of fixed maturities available for sale   . . . . . . . . .        20,893
  Sales and principal repayments of mortgages, real estate and other investments  . . . . . .        61,965
  Distributions from limited partnership  . . . . . . . . . . . . . . . . . . . . . . . . . .        53,520
  Purchases of fixed maturities available for sale  . . . . . . . . . . . . . . . . . . . . .      (323,585)
  Purchases of other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (694)
                                                                                                 -----------
      Net cash used by investing activities   . . . . . . . . . . . . . . . . . . . . . . . .        (9,595)
                                                                                                 ----------
Cash flows from financing activities:
  Receipts from interest sensitive products credited to policyholders' account balances   . .        99,409
  Return of policyholders' account balances on interest sensitive products  . . . . . . . . .      (117,806)
  Reduction of notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (250)
                                                                                                 ----------
      Net cash used by financing activities   . . . . . . . . . . . . . . . . . . . . . . . .       (18,647)
                                                                                                 ----------
Decrease in cash and short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .       (34,475)
Cash and short-term investments at beginning of period  . . . . . . . . . . . . . . . . . . .       196,370
                                                                                                 ----------
Cash and short-term investments at end of year  . . . . . . . . . . . . . . . . . . . . . . .    $  161,895
                                                                                                 ==========

Supplemental disclosures:
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       84
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,714
Non-cash financing activities:
  Preferred stock issued as dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,754



          See accompanying Notes to Consolidated Financial Statements.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
             ( Data with respect to December 31, 1995 is unaudited)
                                 (In thousands)



1. BASIS OF PRESENTATION



On December 14, 1995 (the acquisition date), Southwestern Financial Corporation (SWF or the Company), a newly organized corporation, was formed by PennCorp Financial Group, Inc. (PennCorp) and Knightsbridge Capital Fund I, L.P. (Knightsbridge). Its wholly-owned subsidiary, Southwestern Life Acquisition Corp. (SLAC), was formed to acquire from I.C.H. Corporation (ICH), Southwestern Life Insurance Company (Southwestern Life) and its wholly-owned subsidiary, Constitution Life Insurance Company (Constitution) and its 83% owned subsidiary, ICH Funding Corp. (ICH Funding), and Union Bankers Insurance Company (Union Bankers) and its wholly-owned subsidiary, Marquette National Life Insurance Company (Marquette). In addition, a wholly-owned subsidiary of SWF acquired from ICH substantially all of the assets and liabilities of Facilities Management Installation, Inc. (FMI), which had provided management services to ICH's insurance companies. The acquisition was accounted for as a purchase in accordance with generally accepted accounting principles (GAAP) and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair value as of the acquisition date, which became the new cost basis. Subsequently, the insurance companies were reorganized such that Constitution became the parent of Southwestern Life and Union Bankers.



SWF and its subsidiaries market and underwrite a broad range of life insurance, annuities and accident and health products to individuals through a sales force of independent agents. The insurance subsidiaries are licensed to write business in 48 states, the District of Columbia and Guam. Approximately 24% of the total direct premium of the Company's insurance subsidiaries was generated from business written in Texas. No other states accounted for more than 10% of the direct premium of the Company in 1996.



The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and ICH Funding. Minority interest in ICH Funding, totaling $1,486 and $1,174 at December 31, 1996 and 1995, respectively, are included in accrued expenses and other liabilities. All significant intercompany accounts and transactions have been eliminated.



The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, future policy benefits, policy and contract claims and present value of insurance in force. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



(a) Investments



         Fixed maturity and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income or capital and other economic factors. Changes in unrealized gains and losses related to securities available for sale are recorded as a separate component of shareholders' equity, net of applicable taxes and amount attributable to deferred policy acquisition costs and present value of insurance in force related to universal life and investment-type products. Mortgage-backed securities are amortized using the interest method including anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



         recorded at cost, adjusted for amortization of premium or discount and provision for loan losses, if necessary. Policy loans are recorded at cost. Short-term investments purchased with maturities generally less than three months are recorded at cost, which approximates market. All short-term investments are considered to be cash equivalents.



         Real estate, substantially all of which was acquired through foreclosure, is recorded at the lower of fair value, minus estimated costs to sell, or cost. If the fair value of the foreclosed real estate minus estimated costs to sell is less than cost, a valuation allowance is provided for the deficiency. Increases in the valuation allowance are charged to income.



         Investment in a limited partnership is reflected on the equity method.



         Collateral loans are carried at their aggregate unpaid principal balances.



         The Company regularly evaluates investments based on current economic conditions, past credit loss experience and other circumstances. A decline in net realizable value that is other than temporary is recognized as a realized investment loss and a reduction in the cost basis of the investment. The Company discounts expected cash flows in the computation of net realizable value of its investments, other than certain mortgage-backed securities. In those circumstances where the expected cash flows of residual interest and interest-only mortgage-backed securities, discounted at a risk-free rate of return, result in an amount less than the carrying value, a realized loss is reflected in an amount sufficient to adjust the carrying value of a given security to its fair value.



         Realized investment gains and losses and declines in value which are other than temporary, determined on the basis of specific identification, are included in the determination of net income.



(b) Insurance Revenue Recognition



         Accident and health insurance premiums are recognized as revenue ratably over the time period to which premiums relate. Revenues from traditional life insurance policies represent premiums which are recognized as earned when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the lives of the policies. This association is accomplished by means of the provision for liabilities for future policy benefits and the deferral and amortization of policy acquisition costs.



         Revenues for interest sensitive products such as universal life and annuity contracts represent charges assessed against the policyholders' account balance for the cost of insurance, surrenders and policy administration. Benefits charged to expenses include benefit claims incurred during the period in excess of policy account balances and interest credited to policy account balances.



(c) Policy Liabilities and Accruals



         Liabilities for future policy benefits for traditional life products generally have been computed on the net level premium method, based on estimated future investment yield, mortality, and withdrawals. For accident and health products, liabilities for future policy benefits are established equal to the excess of the present value of future benefits to or on behalf of policyholders over discounted net future premiums. Estimates used are based

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



         on the Company's experience adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. Liabilities for future policy benefits for interest sensitive products include the balance that accrues to the benefit of the policyholders and amounts that have been assessed to compensate the life insurance subsidiaries for services to be provided in the future.



         Policy and contract claims represent estimates of reported claims and claims incurred but not reported based on experience.



(d) Accounts and Notes Receivable



         Accounts and notes receivable consist primarily of agents' balances and premium receivable from agents and policyholders. Agents' balances are partially secured by commissions due to agents in the future and premiums receivable are secured by policy liabilities. An allowance for doubtful accounts is established, based upon specific identification and general provision, for amounts which the Company estimates will not ultimately be collected.



(e) Deferred Policy Acquisition Costs



         Estimated costs of acquiring new business which vary with, and are primarily related to, the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such estimated costs include commissions and certain costs of policy issuance and underwriting. Costs deferred on accident and health and traditional life policies are amortized, with interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. For interest sensitive products and limited pay life products, policy acquisition costs are amortized in relation to the emergence of anticipated gross profits over the life of the policies.



(f) Present Value of Insurance In Force



         The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest, based on policy liability or contract rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits.



(g) Deferred Debt Issuance Costs



         Deferred debt issuance costs, which are included in other assets, represent costs incurred in connection with obtaining long-term debt financing which have been capitalized and are being amortized on an interest yield method over the terms of the respective debt. Deferred costs totaled $3,309 and $4,110 which are net of accumulated amortization of $801 and $0 at December 31, 1996 and 1995, respectively.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



(h) Costs in Excess of Net Assets Acquired



         Costs in excess of the fair value of net assets acquired are amortized on a straight-line basis over 30 years. Accumulated amortization totaled $4,229 and $0 at December 31, 1996 and 1995, respectively.



(i) Property and Equipment



         These assets consist of electronic data processing equipment, furniture, and other equipment, and are carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of these assets.



(j) Recoverability of Long-lived Assets



         The Company continually monitors long-lived assets and certain intangible assets, such as costs in excess of net assets acquired and present value of insurance in force, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value or expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings. For the period presented there was no charge to earnings for the impairment of long-lived assets.



(k) Income Taxes



         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.



(l) Reinsurance



         Financial reinsurance that does not transfer significant insurance risk is accounted for as a deposit and is reflected as a component of due from reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsurance policies. Balances due to, or from, reinsurers have been reflected as assets and liabilities rather than being netted against the related account balances.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




3. INVESTMENTS



Investments in a single entity, other than obligations of the U.S. Government or agencies thereof, totaling in excess of 10% of total shareholders equity at December 31, 1996 and 1995 are listed below:



                                                                    1996                       1995
                                                          ------------------------   -----------------------
                                                                       PERCENT OF                 PERCENT OF
                                                            CARRYING  SHAREHOLDERS'   CARRYING   SHAREHOLDERS'
                                                             VALUE       EQUITY         VALUE       EQUITY
                                                          -----------  -----------   -----------  ----------
    James M. Fail and Stone Capital, Inc. (formerly
       CFSB Corp.) Collateral loans   . . . . . . . . .   $  21,308        14.7%     $ 41,308        32.6%
    Fund America Investors Corp., Ser. 93-C,
      Class B Certificates  . . . . . . . . . . . . . .      16,250        11.2        10,908         8.6
    GSSW Limited Partnership  . . . . . . . . . . . . .         --          --         39,600        31.2



The amortized cost and estimated fair value of investments in fixed maturities available for sale at December 31, 1996 and 1995 by categories of securities are as follows:



                                                                                      GROSS        GROSS       ESTIMATED
                                                                      AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                         COST         GAINS       LOSSES         VALUE
                                                                         ----         -----       ------         -----
December 31, 1996:
    Mortgage-backed securities  . . . . . . . . . . . . .          $    609,593  $      8,153  $    (7,304)  $    610,442
    U.S. Treasury securities and obligations of
      U.S. Government corporations and agencies   . . . .                49,598           224         (343)        49,479
    Debt securities issued by states of the United States
       and political subdivisions of the states   . . . .                15,226            --         (388)        14,838
    Debt securities issued by foreign governments                        22,698           176         (870)        22,004
    Corporate debt securities   . . . . . . . . . . . . .               573,392         1,429      (16,314)       558,507
                                                                   ------------  ------------  -----------   ------------
      Total fixed maturities available for sale   . . . .          $  1,270,507  $      9,982  $   (25,219)  $  1,255,270
                                                                   ============  ============  ===========   ============



                                                                                      GROSS        GROSS       ESTIMATED
                                                                      AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                         COST         GAINS       LOSSES         VALUE
                                                                         ----         -----       ------         -----
December 31, 1995:
    Mortgage-backed securities  . . . . . . . . . . . . . .        $    489,810  $      1,222  $      (615)  $    490,417
    U.S. Treasury securities and obligations of
      U.S. Government corporations and agencies   . . . . .              39,375           168           --         39,543
    Debt securities issued by states of the United States
       and political subdivisions of the states   . . . . .              15,812           --            --         15,812
    Debt securities issued by foreign governments                        18,518           212           --         18,730
    Corporate debt securities   . . . . . . . . . . . . . .             602,209         2,805          (38)       604,976
                                                                   ------------  ------------  -----------   ------------
      Total fixed maturities available for sale   . . . . .        $  1,165,724  $      4,407  $      (653)  $  1,169,478
                                                                   ============  ============  ===========   ============



Included in fixed maturities available for sale at December 31, 1996 and 1995 are investments with a fair value of $78,118 and $103,284, respectively, which are not publicly traded. Included in fixed maturities available for sale at

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




3. INVESTMENTS (CONTINUED)



December 31, 1996 and 1995, are below investment-grade securities with amortized costs of $40,177 and $65,475, respectively, and fair values of $39,955 and $66,253, respectively.



The Company had non-income producing investments at December 31, 1996 with an amortized cost and fair value as follows:



                                                          AMORTIZED
                                                             COST       FAIR VALUE
                                                        -------------  -------------
   Fixed maturities . . . . . . . . . . . . . .         $         571  $         405
   Equity securities  . . . . . . . . . . . . .                   434            620
   Mortgage loans . . . . . . . . . . . . . . .                 1,141          1,141
   Real estate  . . . . . . . . . . . . . . . .                 7,292          7,292
   Other investments  . . . . . . . . . . . . .                   992          1,618
                                                        -------------  -------------
                                                        $      10,430  $      11,076
                                                        =============  =============



At December 31, 1996 net unrealized appreciation of equity securities of $170 consisted of gross unrealized gains of $207, less unrealized losses of $37. At December 31, 1995 net unrealized depreciation of $24 consisted of gross unrealized gains of $21, less unrealized losses of $45.



Following is an analysis of net gains (losses) from sale of investments for the year ended December 31, 1996:



   Fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    1,385
   Equity securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (43)
   Other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,736
   Real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (125)
   Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,437)
                                                                                        ----------
                                                                                        $      516
                                                                                        ==========



For the year ended December 31, 1996, net realized gains on sale of fixed maturities consisted of gross gains of $2,923 and gross losses of $1,538.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




3. INVESTMENTS (CONTINUED)



Following are changes in unrealized appreciation (depreciation) on investments for the year ended December 31, 1996:



Investments carried at fair value:
  Fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (18,991)
  Equity securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             194
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,652
                                                                                               ----------
                                                                                                  (17,145)
Less effect on other balance sheet accounts:
  Value of business acquired and deferred acquisition costs   . . . . . . . . . . . . . .           1,362
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,524
  Minority interest in unrealized losses  . . . . . . . . . . . . . . . . . . . . . . . .            (235)
                                                                                               ----------
Change in unrealized investment gains and losses  . . . . . . . . . . . . . . . . . . . .      $  (10,494)
                                                                                               ==========



The amortized cost and estimated fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below:



                                                                                              ESTIMATED
                                                                                 AMORTIZED       FAIR
                                                                                   COST         VALUE
                                                                               -----------  ------------
      Available for sale:
         Due in one year or less  . . . . . . . . . . . . . . . . . . . . .    $    25,515  $     25,510
         Due after one year through five years  . . . . . . . . . . . . . .        126,895       126,285
         Due after five years through ten years . . . . . . . . . . . . . .        250,592       245,188
         Due after ten years  . . . . . . . . . . . . . . . . . . . . . . .        257,912       247,845
                                                                               -----------  ------------
                                                                                   660,914       644,828
         Mortgage-backed securities . . . . . . . . . . . . . . . . . . . .        609,593       610,442
                                                                               -----------  ------------
                                                                               $ 1,270,507  $  1,255,270
                                                                               ===========  ============



Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.



Investments with a fair value of $121,617 and $146,888 were on deposit with certain regulatory authorities at December 31, 1996 and 1995, respectively.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




3. INVESTMENTS (CONTINUED)



Major categories of net investment income for the year ended December 31, 1996 consist of the following:



         Fixed maturities . . . . . . . . . . . . . . . . . . . . . . . .    $   87,348
         Equity securities  . . . . . . . . . . . . . . . . . . . . . . .            58
         Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . .        11,156
         Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . .         8,011
         Short-term investments . . . . . . . . . . . . . . . . . . . . .         7,738
         Collateral loans . . . . . . . . . . . . . . . . . . . . . . . .         2,947
         Real estate  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,236
         Investments held in trust under reinsurance treaty(a)  . . . . .        12,130
         Other investments  . . . . . . . . . . . . . . . . . . . . . . .         1,503
         Investment expenses  . . . . . . . . . . . . . . . . . . . . . .        (6,155)
                                                                             ----------
                                                                             $  128,972
--------------------                                                         ==========


(a) Investments held in trust by a reinsurer with carrying values of $121,016 and $133,742 as of December 31, 1996 and 1995,
         respectively, are included in amounts due from reinsurers (see
         Note 12).



At December 31, 1996 and 1995 the Company held mortgage loans principally involving commercial real estate with carrying values and estimated fair values of $59,993 and $99,969, respectively, net of an allowance for losses of $1,000 at December 31, 1996. The average outstanding loan balances are approximately $955 and $1,134 at December 31, 1996 and 1995, respectively. At December 31, 1996 mortgage loan investments were concentrated in the following states:



                                                                        PERCENT OF TOTAL
                                                       CARRYING VALUE    CARRYING TOTAL
                                                       --------------    --------------
         Texas  . . . . . . . . . . . . . . . . . . .   $    30,319           50.5%
         Illinois . . . . . . . . . . . . . . . . . .         7,657           12.8
         Oklahoma . . . . . . . . . . . . . . . . . .         5,631            9.4
         Florida  . . . . . . . . . . . . . . . . . .         3,161            5.3
         Kansas . . . . . . . . . . . . . . . . . . .         3,105            5.2
         All other  . . . . . . . . . . . . . . . . .        10,120           16.8
                                                        -----------         ------
         Balance, end of period . . . . . . . . . . .   $    59,993          100.0%
                                                        ===========         ======



4. INVESTMENT IN GSSW LIMITED PARTNERSHIP



At December 31, 1995, the limited partnership investment represented a 50% interest in a partnership, GSSW, L.P. (GSSW) formed to acquire through auction certain mortgage loans and real estate formerly held by failed savings and loan associations. Effective December 31, 1996, GSSW liquidated the general partner interests through distribution of certain assets at fair value, sold substantially all remaining investments and utilized the proceeds to buy the limited partnership interest not owned by the Company. As a result of these transactions, the Company became the parent of GSSW, realized earnings on GSSW of $13,171, received net cash distributions of $47,520 and paid PennCorp, a shareholder, a fee of $1,000 as guarantor in GSSW's sale of assets.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




4. INVESTMENT IN GSSW LIMITED PARTNERSHIP (CONTINUED)



Following is an analysis of the investment in the GSSW limited partnership for the year ended December 31, 1996:



         Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .      $   39,600
         Equity in operating earnings during year . . . . . . . . . . . . . . . . . . . .           3,640
         Equity in earnings on transactions at December 31, 1996  . . . . . . . . . . . .          13,171
         Distributions during year  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,000)
         Net distributions at December 31, 1996 . . . . . . . . . . . . . . . . . . . . .         (47,520)
                                                                                               ----------
         Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,891
                                                                                               ==========



At December 31, 1996, the accounts of GSSW are consolidated into the accompanying consolidated balance sheet.



5. BUSINESS SEGMENT INFORMATION



The Company's only reportable segment is life insurance. Within the life insurance segment, the Company and its subsidiaries are principally engaged in the sale and underwriting of individual life and health insurance, and accumulation products, principally annuities.



Assets and related investment income are allocated based upon related insurance reserves which are backed by such assets. Other operating expenses are allocated to each segment based on a number of assumptions and estimates generally in relation to the mix of related revenues. Total revenues and income before income taxes by product for the year ended December 31, 1996 are as follows:



      Total revenues:
         Individual life products . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  165,723
         Individual health products . . . . . . . . . . . . . . . . . . . . . . . . . . . .       137,391
         Accumulation products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,427
         Corporate and eliminations . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,298
                                                                                               ----------
                                                                                               $  353,839
                                                                                               ==========
      Income before income taxes:
         Individual life products . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   27,919
         Individual health products . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,744
         Accumulation products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,118
         Corporate and eliminations . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,569)
                                                                                               ----------
                                                                                               $   49,212
                                                                                               ==========



Total assets by product as of December 31, 1996 and 1995 are as follows:



                                                                                   1996           1995
                                                                               ------------   ------------
  Total assets:
    Individual life products  . . . . . . . . . . . . . . . . . . . . . . .    $  1,203,950   $  1,205,746
    Individual health products  . . . . . . . . . . . . . . . . . . . . . .         332,118        292,942
    Accumulation products   . . . . . . . . . . . . . . . . . . . . . . . .         486,910        520,656
    Corporate and eliminations  . . . . . . . . . . . . . . . . . . . . . .         187,572        194,680
                                                                               ------------   ------------
                                                                               $  2,210,550   $  2,214,024
                                                                               ============   ============

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)





6. POLICY LIABILITIES AND ACCRUALS



For interest sensitive life products and annuity products, the liability for future policy benefits is equal to the accumulated fund value. Fund values are equal to the excess premium received and interest credited to the fund value less deductions for mortality costs and expense charges. Current interest rates credited range from 4% to 8%. Mortality costs and expense charges are established by the Company based upon its experience and cost structure.



For traditional life products, the liability for future policy benefits has been computed by the net level premium method based on estimated future investment yield, mortality, and withdrawal experience. Reserve interest assumptions are graded and range from 6.25% to 7.375%. For accident and health products, liabilities for future policy benefits are established equal to the excess of the present value of future benefits to or on behalf of policyholders over future net premiums discounted at interest rates ranging primarily from 6.5% to 8.0%. The future policy benefits of traditional life products and accident and health products are determined using mortality, morbidity and withdrawal assumptions that reflect the experience of the Company modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions vary by plan, year of issue and duration.



Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based on the Company's prior experience.



While management believes the estimated amounts included in financial statements for reserves and claims are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled.



Total policy liabilities and accruals consist of the following:



                                                                        DECEMBER 31,      DECEMBER 31,
                                                                             1996             1995
                                                                        -------------    -------------
         Future policy benefits on traditional products:
           Traditional life insurance contracts . . . . . . . . . . .   $     344,520    $     352,809
           Traditional annuity products . . . . . . . . . . . . . . .         105,246          114,333
           Individual accident and health . . . . . . . . . . . . . .         104,071          132,091
           Unearned premiums  . . . . . . . . . . . . . . . . . . . .          30,342           33,026
                                                                        -------------    -------------
             Total future policy benefits                                     584,179          632,259
                                                                        -------------    -------------

         Universal life and investment contract liabilities:
           Universal life and annuities . . . . . . . . . . . . . . .       1,086,632        1,099,697
           Guaranteed investment contracts  . . . . . . . . . . . . .           1,703            6,750
                                                                        -------------    -------------
             Total universal and investment contract liabilities  . .       1,088,335        1,106,447
                                                                        -------------    -------------

         Policy and contract claims . . . . . . . . . . . . . . . . .          55,011           62,140
         Other policyholder funds . . . . . . . . . . . . . . . . . .          17,635           20,446
                                                                        -------------    -------------

             Total policy liabilities and accruals  . . . . . . . . .   $   1,745,160    $   1,821,292
                                                                        =============    =============

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




6. POLICY LIABILITIES AND ACCRUALS (CONTINUED)



The following table presents information on changes in the liability for policy and contract claims for the year ended December 31, 1996:



 Policy and contract claims at January 1  . . . . . . . . . . . . . . . . . . .           $    62,140
 Less reinsurance recoverables  . . . . . . . . . . . . . . . . . . . . . . . .                   118
                                                                                          -----------
   Net balance at January 1 . . . . . . . . . . . . . . . . . . . . . . . . . .                62,022
                                                                                          -----------
 Add claims incurred, net of reinsurance related to:
   Current year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                91,496
   Prior years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,646)
                                                                                          -----------
                                                                                               88,850
                                                                                          -----------
 Deduct claims paid, net of reinsurance related to:
   Current year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                52,240
   Prior years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                43,774
                                                                                          -----------
                                                                                               96,014
                                                                                          -----------
 Policy and contract claims, net of related reinsurance recoverables at December 31            54,858
 Plus reinsurance recoverables  . . . . . . . . . . . . . . . . . . . . . . . .                   153
                                                                                          -----------
 Policy and contract claims at December 31  . . . . . . . . . . . . . . . . . .           $    55,011
                                                                                          ===========



As a result of changes in estimates of insured events in prior years, the liability for policy and contract claims decreased, net of reinsurance, by $2,646 in 1996.



7. NOTES PAYABLE



The outstanding principal amounts of notes payable at December 31, 1996 and 1995 consist of the following:



                                                            1996         1995
                                                         -----------  -----------
    Revolving bank debt  . . . . . . . . . . . . . .     $    95,000  $   95,000
    Bank debt with quarterly principal requirements           24,750      25,000
    Convertible subordinated notes issued to ICH for
      acquisition of insurance subsidiaries  . . . .          40,000      40,000
                                                         -----------  ----------
                                                         $   159,750  $   160,000
                                                         ===========  ===========



Interest costs under the revolving bank debt totaled $8,128 for the year ended December 31, 1996. The interest rate of the debt is based on, at the Company's option, either a floating rate (based on the base rate of the First National Bank of Chicago) plus a margin of 1.75% or a Eurodollar rate (based on the London Interbank Offered Rate or LIBOR) plus a margin of 2.75%. At December 31, 1996, the effective rate of the revolving loan was approximately 8.3%.



Interest costs under the bank term debt totaled $2,250 for the year ended December 31, 1996. The interest rate of the term debt is based on, at the Company's option, either a floating rate (based on the base rate of the First National Bank of Chicago) plus a margin of 2.25% or a Eurodollar rate (based on LIBOR) plus a margin of 3.25%. At December 31, 1996, the effective rate of the term loans was approximately 8.8%.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




7. NOTES PAYABLE (CONTINUED)



As part of the consideration for the acquisition of Southwestern Life, Union Bankers, Constitution and Marquette from ICH, the Company issued to ICH a $40,000 aggregate principal amount of SWF's 7.0% Convertible Subordinated Notes due 2005. The notes are convertible into an aggregate 3,200,000 shares of common stock of SWF, of which 800,000 will be Class B non-voting common stock. In the aggregate the shares upon conversion represent approximately 21.2% of SWF's fully diluted shares at closing before giving effect to certain warrants outstanding. On June 15, 1997, SWF will either (i) offer to repurchase any and all notes then outstanding at 100% of the principal amount thereof plus accrued and unpaid interest to the repurchase date (the "Interim Repurchase Offer") or
(ii) reset the interest rate on the Convertible Notes, immediately after such adjustment, to have a bid price equal to 100% of the principal amount. If SWF makes the Interim Repurchase Offer, there will be no interest rate reset on any Convertible Notes not tendered to SWF for purchase pursuant to the Interim Repurchase Offer. The Convertible Notes are unsecured obligations and are subordinate in right of payment to SWF's bank debt and all of the indebtedness of SWF. Interest costs under the Convertible Notes totaled $2,800 for the year ended December 31, 1996. The Company agreed to maintain sufficient cash and cash equivalents to fund the interest payments on the Convertible Notes for the first three years. At December 31, 1996 and December 31, 1995, restricted cash and short-term investments totaled $5,959 and $8,400, respectively.



The Company has pledged the stock of certain of its insurance subsidiaries as collateral under the bank credit facilities. In addition, the bank loans contain a number of covenants. These prohibit the Company from paying cash dividends on its preferred or common stock without the banks' consent. In addition, except for transactions in the ordinary course of business, the Company and its subsidiaries can not loan or borrow monies, acquire assets in excess of specified limits, grant liens or generally take any other action which would result in any material change in the Company or its subsidiaries without prior written consent of such banks. The Company is also required to maintain a specified minimum net worth and comply with certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 1996.



In conjunction with the bank debt, the Company entered into interest rate protection agreements in the form of a series of interest rate caps in the notional amount of $62,500 which expire May 1998. These entitle the Company to revenue should three-month LIBOR exceed the cap rate of 7.5%. At December 31, 1996, three-month LIBOR was 5.56%.



The aggregate maturities of notes payable during each of the five years after December 31, 1996 are as follows:



  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     5,000
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,788
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,291
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,711
  2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,692
  2002 and thereafter  . . . . . . . . . . . . . . . . . . . . .        105,268
                                                                    -----------
                                                                    $   159,750
                                                                    ===========



8. PREFERRED AND COMMON STOCK



On December 14, 1995, the Company issued 210,000 shares of Series A preferred stock with a liquidation value of $21,000. The Series A preferred stock accrues dividends at a rate of 10.0% per annum, compounded quarterly and is mandatorily redeemable at December 31, 2005. Dividends on the Series A preferred stock are payable in cash, or at SWF's option, are payable in kind. The Series A preferred stock is not redeemable at the option of the Company but

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




8. PREFERRED AND COMMON STOCK (CONTINUED)



at maturity will be required to be redeemed for approximately $56 million in cash assuming no cash dividend distributions. If the Company fails to satisfy its mandatory redemption obligation, the holders of the Series A preferred stock will be entitled to elect 49.0% of the members of the Board of SWF and, upon receipt of regulatory approval, a majority of the directors of SWF. The Series A preferred stock is senior preferred stock. The holders of the Series A preferred stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SWF or a sale of all or substantially all its assets or the authorization or issuance of senior or pari passu preferred stock, and as otherwise provided by law. For the year ended December 31, 1996, 21,900 additional shares were issued with a redemption value of $2,190 in lieu of cash to satisfy dividend requirements.



In addition, certain of PennCorp's insurance subsidiaries purchased $10,000 liquidation value of 5.5% Mandatorily Redeemable Preferred Stock, par value $0.01 per share (the 5.5% Preferred Stock) of SLAC, a wholly-owned subsidiary of SWF. During 1996 SLAC was dissolved and the 5.5% Preferred Stock was exchanged for 5.5% Preferred Stock of Southwestern Life Companies, Inc. (SLC), also a wholly-owned subsidiary of SWF. The 5.5% Preferred Stock accrues dividends payable in cash or, subject to certain conditions, through the issuance of additional shares of 5.5% Preferred Stock. The 5.5% Preferred Stock is not subject to optional redemption and matures on December 31, 2005. If SLC fails to satisfy its mandatory redemption obligation or if dividends payable on the 5.5% Preferred Stock are in arrears for four or more quarterly dividend periods, the holders of the 5.5% Preferred Stock will be entitled to elect 49.0% of the members of the Board of Directors of SLC and, upon receipt of regulatory approval, a majority of the Board of Directors of SLC. The 5.5% Preferred Stock is the only preferred stock of SLC authorized for issuance. The holders of the 5.5% Preferred Stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SLC or a sale of all or substantially all its assets or the authorization or issuance of senior pari passu preferred stock, and as otherwise provided by law. For the year ended December 31, 1996, 59 additional shares were issued with a redemption value of $590 in lieu of cash to satisfy dividend requirements of $564 in 1996 and $26 in 1995.



In conjunction with the acquisition of its insurance subsidiaries on December 14, 1995, SWF issued warrants to the shareholders of SWF for the purchase of up to an additional 1,785,000 shares of Class B voting common stock at an exercise price of $10.00 per share. The warrants are exercisable at any time until their expiration on December 15, 2005.



9. INCOME TAXES



The Company and its non-insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries also file federal income tax returns as a consolidated group.



Total income taxes for the year ended December 31, 1996 are as follows:



       Current  . . . . . . . . . . . . . . . . . . . . . . . .    $    5,302
       Deferred . . . . . . . . . . . . . . . . . . . . . . . .        12,945
                                                                   ----------
                                                                   $   18,247
                                                                   ==========

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




9. INCOME TAXES (CONTINUED)



Income taxes computed using the prevailing corporate tax rate of 35% are reconciled to the Company's actual income tax expense attributable to income for the year ended December 31, 1996, as follows:



       Tax expense computed at statutory rate . . . . . . . . . .   $   17,224
       Amortization of costs in excess of net assets acquired . .        1,480
       Change in deferred tax asset valuation allowance . . . . .         (183)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         (274)
                                                                    -----------
                                                                    $   18,247
                                                                    ==========



Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets (liabilities) at December 31, 1996 and 1995 relate to the following:



                                                                               1996             1995
                                                                          -------------    -------------
  Deferred tax assets:
    Deferred policy acquisition costs   . . . . . . . . . . . . . . . .    $    10,407      $    12,334
    Future policy benefits  . . . . . . . . . . . . . . . . . . . . . .        112,408          132,330
    Invested assets, subject to capital gains treatment   . . . . . . .         16,895           18,669
    Unrealized loss   . . . . . . . . . . . . . . . . . . . . . . . . .          4,224              --
                                                                           -----------      -----------
                                                                               143,934          163,333
                                                                           -----------      -----------
  Deferred tax liabilities:
    Present value of insurance in force   . . . . . . . . . . . . . . .        (24,967)         (40,541)
    Other assets and liabilities  . . . . . . . . . . . . . . . . . . .        (50,280)         (45,201)
    Unrealized gain   . . . . . . . . . . . . . . . . . . . . . . . . .            --            (1,300)
                                                                           -----------      -----------
                                                                               (75,247)         (87,042)
                                                                           -----------      -----------

    Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . .         68,687           76,291
    Valuation allowance   . . . . . . . . . . . . . . . . . . . . . . .        (20,608)         (20,791)
                                                                           -----------      -----------
                                                                           $    48,079      $    55,500
                                                                           ===========      ===========



The valuation allowance at December 31, 1996, is attributable to deferred tax assets principally arising from differences in the book and tax bases of invested assets subject to capital gains treatment that existed as of the date of acquisition of the company's insurance subsidiaries. To the extent that income tax benefits relative to such tax assets are ultimately realized, the reduction in the related valuation allowance would be allocated to reduce costs in excess of net assets acquired.



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon those considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996.



At December 31, 1996, the Company has net operating loss carryovers available of $561 related to the non-life consolidated return, of which $250 expires in 2010 and $311 expires in 2011.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)





10. DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE



Deferred policy acquisition costs represent commissions and certain costs of policy issuance and underwriting. Information relating to these costs for the year ended December 31, 1996 is as follows:



         Policy acquisition costs deferred:
           Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    11,810
           Underwriting and issue costs . . . . . . . . . . . . . . . . . . . . . . . .          4,996
         Released by 80% coinsurance of Medicare business (see Note 12) . . . . . . . .         (1,243)
         Policy acquisition costs amortized . . . . . . . . . . . . . . . . . . . . . .           (503)
         Unrealized investment loss adjustment  . . . . . . . . . . . . . . . . . . . .             35
                                                                                           -----------
         Unamortized deferred policy acquisition costs at period end  . . . . . . . . .    $    15,095
                                                                                           ===========



As part of the purchase accounting for the Company's acquisitions, a present value of insurance in force asset is established which represents the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the actuarially determined present value of the projected cash flows from the acquired policies, discounted at an appropriate risk rate of return.



The methods used by the Company to value the health, life and annuity products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future cash flows from the acquired business, the risks inherent in realizing those cash flows, the rate of return the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, and determining the value of the insurance asset by discounting the expected future cash flows by the discount rate the Company requires.



The discount rate used to determine such values is the rate of return required in order to invest in the business being acquired. In selecting the rate of return, the Company considered the magnitude of the risks associated with actuarial factors described in the following paragraph, cost of capital available to the Company to fund the acquisition, compatibility with other Company activities that may favorably affect future profits, and the complexity of the acquired company.



Expected future cash flows used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. Variances from original projections, whether positive or negative, are included in income as they occur. To the extent that these variances indicate that future cash flows will differ from those included in the original scheduled amortization of the value of the insurance in force, current and future amortization may be adjusted. Recoverability of the value of insurance in force is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




10. DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE (CONTINUED)



Information related to the present value of insurance in force for the year ended December 31, 1996 is as follows:



         Balance at December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    $   115,831
         Released by 80% coinsurance of Medicare business (see Note 12) . . . . . . . .        (22,936)
         Accretion of interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,415
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (27,304)
         Unrealized investment loss adjustment  . . . . . . . . . . . . . . . . . . . .          1,327
                                                                                           -----------
           Balance at December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .    $    71,333
                                                                                           ===========



Expected gross amortization, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 0% to 6.6% for the next five years of the present value of insurance in force is as follows:



                                               BEGINNING          GROSS          ACCRETION            NET
                                                BALANCE       AMORTIZATION      OF INTEREST       AMORTIZATION
                                             ------------     ------------     -------------      ------------
    1997  . . . . . . . . . . . . . . . .    $     71,333     $     15,749     $      3,584     $     12,165
    1998  . . . . . . . . . . . . . . . .          59,168           13,043            2,978           10,065
    1999  . . . . . . . . . . . . . . . .          49,103           10,317            2,491            7,826
    2000  . . . . . . . . . . . . . . . .          41,277            8,314            2,110            6,204
    2001  . . . . . . . . . . . . . . . .          35,073            6,977            1,802            5,175



11. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS



Pursuant to the terms of the surplus debenture issued by Constitution to the benefit of SLC, a non-insurance subsidiary of SWF, Constitution may make principal and interest payments to the extent that Constitution's surplus, excluding the statutory carrying value of Southwestern Life and Union Bankers, exceeds $1,200. Constitution's surplus at December 31, 1996 was $177,510, of which $159,074 was attributable to its ownership of Southwestern Life and Union Bankers.



The Company's cash flow is derived principally from dividends and principal and interest payments owed on the surplus debenture by Constitution. The principal source of repayment of the surplus debenture is dividends from Constitution's subsidiaries, Southwestern Life and Union Bankers. Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon Constitution's net gain from operations for the year ended December 31, 1996, approximately $19,000 of dividends could be paid to its parent without prior regulatory approval.



The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are approved by insurance regulatory authorities; such practices differ from state to state, and may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




11. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS (CONTINUED)



accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, will likely change to some extent prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.



Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1996 and 1995 totaled approximately $177,510 and $128,729, respectively. Statutory net income of the Company's life insurance subsidiaries as reported to regulatory authorities totaled $24,919 for the year ended December 31, 1996.



12. REINSURANCE



In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $500 on any life. Amounts not retained are ceded to other insurance enterprises or reinsurers on an automatic or facultative basis.



Reinsurance contracts do not relieve the Company from its obligations to policyholders. Therefore, the Company is contingently liable for recoverable unpaid claims and policyholder liabilities ceded to reinsurers in the unlikely event that assuming reinsurers are unable to meet their obligations. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance on policy revenues earned and the related benefits incurred by such reinsurers for the year ended December 31, 1996 is as follows:



         Direct policy revenues and amounts assessed against policyholders  . . .    $   255,352
         Reinsurance assumed  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,483
         Reinsurance ceded  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (61,923)
                                                                                     -----------
         Net premiums and amounts earned  . . . . . . . . . . . . . . . . . . . .    $   196,912
                                                                                     ===========

         Policyholder benefits ceded  . . . . . . . . . . . . . . . . . . . . . .    $    25,513
                                                                                     ===========



Effective July 1, 1996, Union Bankers entered into reinsurance agreements with Cologne Life Reinsurance Company ("Cologne") to coinsure 80% of its Medicare supplement business in force on July 1, 1996 and to coinsure 80% of its Medicare policies issued on or after July 1, 1996. The Company recorded a deferred gain on the transaction of $53,893 as of July 1, 1996, which is being amortized into income over the life of the business. Since July 1, 1996, $6,445 of the deferred gain has been recognized and is included in other income. The Company is not subject to any negative experience adjustments if the ceded business is unprofitable; however, the Company may participate in a portion of future earnings from the ceded business after Cologne recovers its initial ceding commission plus interest at a specified rate. Union Bankers retained administration for the ceded block of business and is reimbursed by Cologne for administrative costs at the rate of 8.5% of ceded renewal premiums and 11.5% of ceded first year premiums.



Southwestern Life has ceded a block of annuities under a reinsurance agreement with Employees Reassurance Corporation (ERC). Such reinsurance is accounted for as a financing arrangement and is not reflected in the accompanying financial statements except for the risk fees paid to ERC. Statutory surplus provided by this treaty totaled $8,714 and $13,074 at December 31, 1996 and 1995, respectively. Risk fees paid to the reinsurer were 2% of the net amount of surplus provided and totaled $222 for the year ended December 31, 1996.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)





12. REINSURANCE (CONTINUED)



Amounts due from reinsurers included amounts due from ERC of $121,016 and $133,742 at December 31, 1996 and 1995, respectively. The underlying assets held by ERC had carrying values of $121,016 and $133,742 and fair values of $122,639 and $139,222 at December 31, 1996 and 1995, respectively.



13. RETIREMENT AND PROFIT SHARING PLANS



The Company has a defined contribution retirement plan (Defined Contribution
Plan) for all employees who have attained age 21 and completed a year of service. Contributions to the Plan are made pursuant to salary deferral elections by participants in an amount equal to 1% to 15% of their annual compensation. In addition, the Company makes matching contributions in an amount equal to 50% of each participant's salary deferral to a maximum of 3% of annual compensation. The Defined Contribution Plan also provides for a discretionary employer profit sharing contribution, which is determined annually by the Board of Directors for the succeeding plan year. Profit sharing contributions are credited to participant's accounts on the basis of their respective compensation. Salary deferral contribution accounts are at all times fully vested, while matching contribution and profit sharing contribution accounts vest ratably from one to five years of service. All participant accounts are fully vested at death, disability or attainment of age 65. Payment of vested benefits under the Defined Contribution Plan may be elected by a participant in a variety of forms of payment. Expenses related to this plan for the years ended December 31, 1996 amounted to $696.



In addition, the Company has a bonus plan for certain key officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to approval of the Board of Directors of the Company. Awards are based on the performance of the Company and the performance of eligible participants. The Company accrued or paid $1,700 under this plan during the year ended December 31, 1996.



The Company provides certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The Company's obligation for accrued

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




13. RETIREMENT AND PROFIT SHARING PLANS (CONTINUED)



postretirement health and welfare benefits is unfunded. Following is an analysis of the change in the liability for accrued postretirement benefits for the year ended December 31, 1996:



         Accrued postretirement benefits, beginning of year   . . . . . . . . . . . . .    $    12,821
                                                                                           -----------
         Recognition of components of net periodic postretirement benefit cost:
           Service cost   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            244
           Interest cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            834
                                                                                           -----------
           Net periodic postretirement benefit cost . . . . . . . . . . . . . . . . . .          1,078
         Benefit payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,213)
                                                                                           -----------
         Net change . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (135)
                                                                                           -----------
         Accrued postretirement benefits, end of year . . . . . . . . . . . . . . . . .    $    12,686
                                                                                           ===========



         The liability for accrued postretirement benefits includes the following at December 31, 1996:



         Accumulated postretirement benefit obligation:
           Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    10,884
           Active eligible  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,194
           Active ineligible  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            831
                                                                                           -----------
                                                                                                12,909
         Unrecognized actuarial loss  . . . . . . . . . . . . . . . . . . . . . . . . .           (223)
                                                                                           -----------
         Accrued postretirement benefits  . . . . . . . . . . . . . . . . . . . . . . .    $    12,686
                                                                                           ===========



For measurement purposes, an 6.5% annual rate increase in the health care cost trend rate was assumed for 1997; the rate was assumed to decrease gradually to 4.5% by the year 2015 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement health care benefit obligation as of December 31, 1996 by $645 and the aggregate of the service and interest components of net periodic postretirement health care benefit cost for 1996 by $127. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.



14. RELATED PARTY TRANSACTIONS



The Company and its subsidiaries have management and services agreements with entities affiliated with Knightsbridge, a shareholder. In connection with an Advisory and Management Services Agreement with Knightsbridge Management, L.L.C., the Company pays an annual fee of $1,500 plus expenses. Each insurance subsidiary has an Investment Management Agreement with Knightsbridge Consultants, L.L.C. For the year ended December 31, 1996, fees incurred totaled $1,658.



The Company agreed to pay PennCorp, a shareholder, $1,000 in conjunction with the GSSW transaction (see Note 4).

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




15. OTHER COMMITMENTS AND CONTINGENCIES



The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense, net of sublease income, was $2,058 in 1996.



Minimum lease commitments are:



                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1,720
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .           148
                 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .           148
                 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .           148
                 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .           136
                                                                               ----------
                   Total minimum payments required  . . . . . . . . . . . .    $    2,300
                                                                               ==========



The Company's office lease expires November 1997. The Company is currently negotiating a new ten year lease arrangement.



Certain lawsuits have been brought against the Company's life insurance subsidiaries in the normal course of the insurance business involving the settlement of various matters and seeking compensatory and in some cases punitive damages. Management believes that the ultimate settlement of all such litigation will not have a materially adverse effect on the Company's consolidated financial position or results of operation.



The life insurance companies are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The insurance subsidiaries paid assessments of $1,357 in 1996. Based on information currently available, the insurance subsidiaries have accrued $3,194 at December 31, 1996 for future assessments, net of future premium tax reductions.



16. OTHER OPERATING INFORMATION



Underwriting and other administrative expenses for the year ended December 31, 1996 are as follows:



                 Non-deferrable commission expense  . . . . . . . . . . . .    $   22,437
                 Taxes, licenses and fees . . . . . . . . . . . . . . . . .         9,214
                 General and administrative expenses  . . . . . . . . . . .        39,241
                 Expense allowance on reinsurance ceded . . . . . . . . . .        (5,782)
                                                                               ----------
                   Underwriting and other administrative expenses   . . . .    $   65,110
                                                                               ==========

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




17. FINANCIAL INSTRUMENTS



The following is a summary of the carrying value and estimated fair value of the Company's financial instruments at December 31, 1996 and 1995:



                                                                     1996                      1995
                                                            -----------------------  -----------------------
                                                                         ESTIMATED                 ESTIMATED
                                                            CARRYING        FAIR      CARRYING       FAIR
                                                              VALUE        VALUE        VALUE        VALUE
                                                            ----------  -----------  -----------  ----------
Assets:
  Cash and short-term investments   . . . . . . . . . .     $  161,895  $   161,895  $   196,370  $  196,370
  Fixed maturities  . . . . . . . . . . . . . . . . . .      1,255,270    1,255,270    1,169,478   1,169,478
  Equity securities   . . . . . . . . . . . . . . . . .          1,129        1,129        2,149       2,149
  Mortgage loans  . . . . . . . . . . . . . . . . . . .         59,993       59,993       99,969      99,969
  Policy loans  . . . . . . . . . . . . . . . . . . . .        128,551      128,551      137,466     137,466
  Collateral loans  . . . . . . . . . . . . . . . . . .         21,308       21,308       41,308      41,308
  Investment in limited partnership   . . . . . . . . .            --           --        39,600      39,600
  Other investments   . . . . . . . . . . . . . . . . .          5,553        5,553        6,879       6,879
  Interest rate cap   . . . . . . . . . . . . . . . . .            145          --           218         --
  Agent and premium receivables   . . . . . . . . . . .         13,773       13,773        2,509       2,509
Liabilities:
  Notes payable   . . . . . . . . . . . . . . . . . . .        159,750      159,750      160,000     160,000
  Universal life and investment contract liabilities  .      1,088,335    1,088,335    1,106,447   1,106,447



The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:



         Cash and Short-term Investments, Agent and Premium Receivables: The carrying value of short-term investments and amounts receivable approximate their fair value due to the short-term maturity of these instruments.



         Fixed Maturities and Equities Available for Sale: Fair values for fixed maturities available for sale are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services or are estimated based on expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices.



         Mortgage and Collateral Loans: The fair values for mortgage and collateral loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.



         Investment in limited partnership: Fair values of the Company's investments in limited partnership at December 31, 1995 is based on the estimated fair value of the partnership assets and liabilities, assuming a liquidation of the partnership and distribution of proceeds to the partners.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Data with respect to December 31, 1995 is unaudited)




17. FINANCIAL INSTRUMENTS (CONTINUED)



         Other Investments: The fair value of Company's investment in residual interests in mortgage-backed securities was obtained from an independent broker-dealer. The fair values of other miscellaneous invested assets have not been estimated due to their relative immateriality.



         Interest rate cap: The fair value of the interest rate cap is $0 as the current interest rate is below the cap rate.



         Policy Loans: Policy loans are an integral part of life insurance policies which the Company has in force and, in the Company's opinion, cannot be valued separately. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.



         Notes Payable: Fair values of the Company's bank obligations approximate carrying values due to the variable interest structure. The fair value of the Company's note payable to ICH Corporation is based on the Company's implicit incremental borrowing rate from the fair value of the Company's bank obligations.



         Universal Life and Investment Contract Liabilities: The carrying value and fair values for the Company's liabilities under universal life and investment-type insurance contracts are the same as the interest rates credited to these products are periodically adjusted by the Company to reflect market conditions. The fair values of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.



18. SUBSEQUENT EVENT



In early 1997, PennCorp entered into an agreement to acquire all of the outstanding SWF common stock held by Knightsbridge and certain other parties. Assuming completion of the transaction, SWF would become a wholly-owned subsidiary of PennCorp. The transaction is subject to the approval of the shareholders of PennCorp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is a listing and brief biographical description of the directors and executive officers of PennCorp Financial Group, Inc. (the "Company").

                               CLASS II DIRECTORS
                              TERM EXPIRES IN 1997

ALLAN D. GREENBERG, Age 52
         Director

Mr. Greenberg has been a director of the Company since August 1990. Mr. Greenberg also serves as Chairman of the Board of ADG Insurance Advisors Inc., a private consulting firm specializing in life insurance actuarial and acquisition services ("ADG"). From 1981 to 1988, Mr. Greenberg was Vice President, Chief Actuary and a director of Geneve Capital Group, Inc., and from 1984 to 1988 he also served as Executive Vice President of Standard Security Life Insurance Company of New York. Mr. Greenberg is a Fellow of the Society of Actuaries, a Fellow of the Canadian Institute of Actuaries and a Member of the American Academy of Actuaries. Mr. Greenberg has more than 28 years experience in the insurance industry. ADG provides consulting services to the Company. See "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

KENNETH ROMAN, Age 66
         Director

Mr. Roman has been a director of the Company since April 1993. From 1988 to 1989, Mr. Roman served as Chairman and Chief Executive of The Ogilvy Group and, from 1985 to 1989, as Chairman of Ogilvy & Mather Worldwide. He was Executive Vice President of American Express from 1989 to 1991. He currently serves as a Director of Compaq Computer Corporation, IBJ Schroder Bank & Trust Company, and Brunswick Corporation. In addition, Mr. Roman is a Vice Chairman of The New York Botanical Garden and Overseer of Memorial Sloan-Kettering Cancer Center.

MAURICE W. SLAYTON, Age 58
         Director

Mr. Slayton has been a director of the Company since August 1990. He is Chairman of the Board, President and Chief Executive Officer of Conning & Company ("Conning"). Mr. Slayton has over 20 years of experience at Conning. Since joining Conning, Mr. Slayton co-founded the asset management group and has worked in and actively developed all aspects of Conning's business, including industry research, securities research, management consulting, financial advisory services, and private equity funds. Mr. Slayton also serves on the Board of Directors for Arlberg Holding Company, Inc., The Robert Plan Corporation, GAN National Insurance Company, GAN North American Insurance Company, Cox Insurance Holdings, Ltd. and MedSpan, Inc. Conning provides investment management services to certain of the Company's insurance subsidiaries. See "Certain Transactions".

                              CLASS III DIRECTORS
                              TERM EXPIRES IN 1998

WILLIAM M. McCORMICK, Age 56
         Director

Mr. McCormick has served as a director of the Company since August 1990 and served as President and Chief Executive Officer of the Company from August 1990 to June 30, 1995. Prior to August 1990, Mr. McCormick served as Chairman of the Board and Chief Executive Officer of Fireman's Fund Insurance Company from 1983 to 1990. From 1975 to 1983, Mr. McCormick held various management positions with American Express Travel Related Services, Inc., American Express Company and American Express International Banking Corporation, most recently serving as President of American Express Travel Related Services, Inc. Mr. McCormick has more than 20 years experience in the insurance and financial services industries. On April 10, 1997, Mr. McCormick announced to the Company's Board of Directors that he will tender his resignation as a director of the Company effective at the Company's 1997 Annual Meeting of Stockholders.

BRUCE W. SCHNITZER, Age 52
         Director

Mr. Schnitzer has been a director of the Company since August 1990. Since 1985, Mr. Schnitzer has served as Chairman of the Board of Wand Partners Inc. (or predecessor investment activities), a private investment firm located in New York, New York. Mr. Schnitzer also serves as a director of the following U.S. companies with publicly quoted securities: Chartwell Re Corporation (a property and casualty insurance holding company), AMRESCO Inc. (a manager of real estate assets) and Nestor, Inc. (a technology company). From 1983 to 1985, Mr. Schnitzer served as President and Chief Executive Officer of Marsh & McLennan, Incorporated, an insurance brokerage firm.

DAVID C. SMITH, Age 55
         Director

Mr. Smith has been a director of the Company since September 1994. Since 1993 he has been a management consultant. Mr. Smith was with KPMG Peat Marwick LLP ("Peat Marwick") from 1964 until his retirement in 1993, having served as Vice Chairman-Tax from 1987 until 1993. He also served on the Board of Directors and the Management Committee of Peat Marwick. Mr. Smith is a member of the American Institute of Certified Public Accountants. He currently serves on the Board of Governors of Citizens' Scholarship Foundation of America.

                               CLASS I DIRECTORS
                              TERM EXPIRES IN 1999

DAVID J. STONE, Age 54
         Chairman of the Board,
         Chief Executive Officer and Director

Mr. Stone has served as Chairman of the Board and as a director of the Company since its formation in 1989, as Chief Executive Officer since July 1, 1995, as President from July 1, 1995 until March 21, 1996 and as Chief Marketing Officer from August 1990 until May 1993. Mr. Stone also serves as Chairman of the Board and President of David J. Stone & Company, a New York based merchant banking firm specializing in leveraged acquisitions organized in 1978. Mr. Stone has more than 22 years experience in finance related business. During 1995 and 1996, Mr. Stone served, and currently serves, as a manager of Knightsbridge Capital, L.L.C., which is the General Partner of Knightsbridge Capital Fund I, L.P., ("Knightsbridge Fund") a Delaware limited partnership whose objective is to identify, acquire equity or equity-linked interests in, and manage a portfolio of companies engaged principally in providing life and accident and health insurance and related services. The Company is a 16.3% limited partner in the Knightsbridge Fund. The Company and the Knightsbridge Fund are restructuring their business relationship. See "Certain Relationships and Related Transactions - Certain Transactions".

STEVEN W. FICKES, Age 42
         President, Chief Financial Officer and Director

Mr. Fickes has served as Chief Financial Officer and as a director of the Company since August 1990, as President since March 21, 1996, and as Vice Chairman of the Board from August 1990 until March 21, 1996. From 1982 to July 1988, Mr. Fickes held various positions with Tillinghast, an international actuarial consulting firm, most recently serving as the principal in charge of its Washington, D.C. office, and from July 1988 to August 1990 was President of a private consulting firm. Mr. Fickes is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Mr. Fickes has more than 20 years experience in the insurance industry. During 1995 and 1996, Mr. Fickes served, and currently serves, as a manager of Knightsbridge Capital, L.L.C. The Company and the Knightsbridge Fund are restructuring their business relationship. See "Certain Relationships and Related Transactions - Certain Transactions".

THOMAS A. PLAYER, Age 57
         Director

Mr. Player has been a director of the Company since August 1990. From June 1974 to June 1995, Mr. Player served as a founding partner of Neely & Player, P.C., a law firm located in Atlanta, Georgia. In June 1995, Mr. Player became a senior partner in the law firm of Morris, Manning & Martin, an Atlanta based commercial law firm having offices in Washington, D.C. Mr. Player is the author of a paper for the Organization of Economic Cooperation and Development concerning insurer reorganization. Mr. Player has over 30 years experience in the insurance industry.

                               CLASS III DIRECTOR
                                   APPOINTEES

Upon consummation of the merger with Washington National Corporation ("Washington National"), the Company will cause Ronald L. Bornhuetter and W. Francis Brennan, who currently serve as members of the Washington National Board of Directors, to be appointed to serve as Class III Directors of the Company. Messrs. Bornhuetter and Brennan will hold such positions until their successors are duly appointed or elected, which will occur at the Company's 1998 Annual Meeting of Stockholders, or until their earlier death, resignation or removal.

Ronald L. Bornhuetter, Age 63
         Class III Director Appointee

Mr. Bornhuetter has served as Chairman of the Board and Chief Executive Officer of NAC Re Corporation, a publicly traded property/casualty reinsurer, since 1985 and as a director of Washington National from January 1992.

W. Francis Brennan, Age 60
         Class III Director Appointee

Mr. Brennan was employed by UNUM Corporation for ten years, serving as Executive Vice President from 1991 until his retirement on December 31, 1994. Mr. Brennan has served as a member of the Washington National Board from January 1995.

                               EXECUTIVE OFFICERS

In addition to Messrs. Stone and Fickes, who also serve as directors of the Company, Charles H. Lubochinski, Elizabeth C. Malone, James P. McDermott, Michael J. Prager and Scott D. Silverman serve as executive officers of the Company. Such officers are elected by the Board of Directors, each to serve until his or her successor is elected and has qualified, or until his or her earlier resignation, removal from office or death.

CHARLES H. LUBOCHINSKI, Age 50
         Senior Vice President

Mr. Lubochinski served as a Vice President of the Company from May 18, 1993 until his election as a Senior Vice President on July 11, 1996. From June 1981 to December 1990, Mr. Lubochinski served as Senior Vice President with Geneve Corporation and affiliates, an insurance holding and financial services company. From January 1991 to December 1993, Mr. Lubochinski was employed by ADG as Senior Vice President. Mr. Lubochinski has more than 16 years experience in the insurance industry.

ELIZABETH C. MALONE, Age 40
         Vice President

Ms. Malone joined the Company in February 1996 and was elected a Vice President of the Company in March 1996. From January 1994 to January 1996, Ms. Malone was a Vice President of Legg, Mason, Wood, Walker, Inc. From September 1991 to November 1993, Ms. Malone was Manager of Financial Analysis for the National Association of Insurance Commissioners. During 1991, Ms. Malone was employed by the Treasurer's Office of Alexander & Alexander Services Inc. From August 1983 to November 1990, Ms. Malone was a Senior Security

Analyst for Alex. Brown & Sons Incorporated. Ms. Malone has more than 12 years of experience in the insurance industry.


JAMES P. McDERMOTT, Age 35
         Senior Vice President

Mr. McDermott joined the Company in November 1992 as Vice President and Controller of the Company's insurance subsidiaries. He was elected Senior Vice President of the Company in September 1995. From January 1985 until November 1992, Mr. McDermott was employed by KPMG Peat Marwick, serving as a Senior Manager in the firm's insurance practice prior to joining the Company. Mr. McDermott has more than 12 years experience in the insurance industry.

MICHAEL J. PRAGER, Age 37
         Senior Vice President and Senior Financial Officer

Mr. Prager joined the Company in October 1990 as Senior Vice President and Chief Actuary of the Company's insurance subsidiaries. He was elected Senior Vice President and Senior Financial Officer of the Company in September 1995. From June 1989 to October 1990, Mr. Prager served as a Manager of KPMG Peat Marwick. Mr. Prager has more than 19 years experience in the insurance industry.

SCOTT D. SILVERMAN, Age 38
         Senior Vice President, General Counsel and Secretary

Mr. Silverman joined the Company in March 1992 and was elected Vice President, General Counsel and Secretary of the Company in January 1994. Mr. Silverman was elected a Senior Vice President of the Company in September 1995. From 1990 to March 1992, he served as Vice President-Legal and Secretary of Independence Holding Company and from 1988 to March 1992, he served as Vice President, Counsel and Secretary of Standard Security Life Insurance Company of New York, a subsidiary of Independence Holding Company. Mr. Silverman has more than 15 years experience in the insurance industry.

                            SECTION 16(a) REPORTING

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Common Stock or other equity securities of the Company, to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3), reports of changes in beneficial ownership (Form 4) and annual statements of beneficial ownership (Form 5). Executive officers, directors and more than 10% beneficial owners are required to provide the Company with copies of all Section 16(a) reports they file. Each of the following officers failed to file a Form 5 on a timely basis to report a stock option grant in 1996:

         Charles H. Lubochinski
         Elizabeth C. Malone
         James P. McDermott
         Michael J. Prager
         Scott D. Silverman

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 1994, 1995 and 1996, the cash compensation as well as certain other compensation paid to or earned by the Company's Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for those years.


--------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation         Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------
                                                                     Restricted      Securities       All Other
           Name and Principal               Salary        Bonus        Stock         Underlying      Compensation
                Position           Year      ($)           ($)     Awards($) (6)     Options(#)         ($)(8)
--------------------------------------------------------------------------------------------------------------------
            David J. Stone -        1996    687,495      860,000         --            559,000           11,869
         Chairman of the Board      1995    408,340    1,150,000         --              --              11,784
          and Chief Executive       1994    500,000      100,000         --              --              11,802
              Officer (1)
--------------------------------------------------------------------------------------------------------------------
           Steven W. Fickes -       1996    687,495      860,000         --            559,000           11,869
          President and Chief       1995    408,340    1,000,000         --             60,000           11,784
         Financial Officer (2)      1994    500,000      150,000         --              --              11,802
--------------------------------------------------------------------------------------------------------------------
          Scott D. Silverman -      1996    187,500      150,000         --             50,000           55,725
         Senior Vice President,     1995    118,750      230,000         --              --               9,133
          General Counsel and       1994    115,000       45,000     16,250(7)           5,000            8,007
             Secretary (3)
--------------------------------------------------------------------------------------------------------------------
          Michael J. Prager -       1996    187,500      150,000         --             50,000           11,869
         Senior Vice President      1995    150,000      180,000         --              --             265,153
          and Senior Financial
              Officer (4)
--------------------------------------------------------------------------------------------------------------------
          James P. McDermott -      1996    187,500      150,000         --             50,000           11,869
         Senior Vice President (5)  1995    150,000      150,000         --              --              11,784
--------------------------------------------------------------------------------------------------------------------

(1) All compensation shown in the table for 1996 was paid pursuant to Mr. Stone's Employment Agreement. See "Employment Agreements".
(2) All compensation shown in the table for 1996 was paid pursuant to Mr. Fickes' Employment Agreement. See "Employment Agreements".
(3)      Mr. Silverman became an executive officer of the Company in January
         1994.
(4) Mr. Prager became an executive officer of the Company in September 1995. The table above reflects all of Mr. Prager's 1995 compensation.
(5) Mr. McDermott became an executive officer of the Company in September 1995. The table above reflects all of Mr. McDermott's 1995 compensation.
(6) The only Named Executive Officers who held restricted stock at the end of 1996 were Messrs. Silverman, McDermott and Prager, who each held 250 shares with a value, as of December 31, 1996, of $9,000. Those shares vested on April 1, 1997.
(7) Represents the fair market value, based on the closing price of the Common Stock on the NYSE on March 31, 1994 (the last trading day immediately prior to the date of grant), of 1,000 shares of Common Stock granted to Mr. Silverman as part of his bonus for 1993.
(8) Except as noted below, represents (a) matching and (b) profit sharing contributions made to the Company's 401(k) retirement and profit sharing plan for 1996. (Mr. Stone: $4,750 and $7,119, respectively; Mr. Fickes: $4,750 and $7,119, respectively; Mr. Silverman: $2,816 and $7,119, respectively; Mr. Prager: $4,750 and $7,119, respectively; Mr. McDermott $4,750 and $7,119, respectively.) In the case of Mr. Prager, the amount reflected for 1995 also includes reimbursement of relocation expenses of $253,369. In the case of Mr. Silverman, the amount reflected for 1996 also includes reimbursement of relocation expenses of $45,790.

         The following table shows options and warrants granted to the Named Executive Officers during the fiscal year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      Individual Grants
-------------------------------------------------------------------------------------------------------------------
                                    Number of  % of Total
                                   Securities    Options
                                   Underlying  Granted to
                                     Options    Employees
                  Name               Granted    in Fiscal      Exercise Price  Expiration       Grant Date Present
                                       (#)        Year             ($/Sh)         Date             Value ($) (3)
-------------------------------------------------------------------------------------------------------------------
        David J. Stone (1)           250,000      17.88            28.875        04/15/01           2,463,750 (4)
-------------------------------------------------------------------------------------------------------------------
                                     103,000       7.37            31.762        04/15/01             906,091 (4)
-------------------------------------------------------------------------------------------------------------------
                                     103,000       7.37            34.939        04/15/01             800,516 (4)
-------------------------------------------------------------------------------------------------------------------
                                     103,000       7.37            38.404        04/15/01             700,297 (4)
-------------------------------------------------------------------------------------------------------------------
        Steven W. Fickes (1)         250,000      17.88            28.875        04/15/01           2,463,750 (4)
-------------------------------------------------------------------------------------------------------------------
                                     103,000       7.37            31.762        04/15/01             906,091 (4)
-------------------------------------------------------------------------------------------------------------------
                                     103,000       7.37            34.939        04/15/01             800,516 (4)
===================================================================================================================
                                     103,000       7.37            38.404        04/15/01             700,297 (4)
===================================================================================================================

        Scott D. Silverman (2)        25,000       1.79            30.000        07/12/01             254,775 (5)
-------------------------------------------------------------------------------------------------------------------
                                       8,333       0.596           31.762        07/12/01              79,297 (5)
-------------------------------------------------------------------------------------------------------------------
                                       8,333       0.596           34.939        07/12/01              70,114 (5)
===================================================================================================================
                                       8,334       0.596           38.404        07/12/01              61,372 (5)
===================================================================================================================
        Michael J. Prager (2)         25,000       1.79            30.000        07/12/01             254,775 (5)
===================================================================================================================
                                       8,333       0.596           31.762        07/12/01              79,297 (5)
-------------------------------------------------------------------------------------------------------------------
                                       8,333       0.596           34.939        07/12/01              70,114 (5)
-------------------------------------------------------------------------------------------------------------------
                                       8,334       0.596           38.404        07/12/01              61,372 (5)
===================================================================================================================
        James P. McDermott (2)        25,000       1.79            30.000        07/12/01             254,775 (5)
===================================================================================================================
                                       8,333       0.596           31.762        07/12/01              79,297 (5)
===================================================================================================================
                                       8,333       0.596           34.939        07/12/01              70,114 (5)
-------------------------------------------------------------------------------------------------------------------
                                       8,334       0.596           38.404        07/12/01              61,372 (5)

(1) Represents option grants to Messrs. Stone and Fickes under the Company's 1996 Stock Award and Stock Option Plan (the "1996 Stock Plan") pursuant to the terms of their Employment Agreements. Of these options, (i) 250,000 options have an exercise price of $28.875 per share (fair market value based on the closing price of the Common Stock on the NYSE on April 15, 1996, the effective date of Messrs. Stone's and Fickes' Employment Agreements), (ii) 103,000 options have an exercise price of $31.762 per share (110% of fair market value as of April 15, 1996), (iii) 103,000 options have an exercise price of $34.939 per share (121% of fair market value as of April 15, 1996), and
         (iv) 103,000 options have an exercise price of $38.404 per share (133% of fair market value as of April 15, 1996). Twenty-five percent of each option grant shall vest on each April 15th, commencing April 15, 1997 and all such options, unless previously exercised, will expire on April 15, 2001. For a discussion of the other terms of the options, see "Employment Agreements".
(2) Represents option grants under the terms of the 1996 Stock Plan. Of these options, (i) 25,000 options have an exercise price of $30 per share (fair market value based on the closing price of the Common Stock on the NYSE on July 12, 1996, the date of grant), (ii) 8,333 options have an exercise price of $31.762 per share (106% of the fair market value as of July 12, 1996), (iii) 8,333 options have an exercise price of $34.939 per share (116% of fair market value as of July 12, 1996), and (iv) 8,334 options have an exercise price of $38.404 per share (128% of fair market value as of July 12, 1996). Twenty-five percent of each option grant shall vest on each July 12th, commencing July 12, 1997 and all such options, unless previously exercised, will expire on July 12, 2001. The 1996 Stock Plan provides that in the event of a "change of control", the Option Committee of the Board may provide that exercisable and/or unexercisable stock options shall become exercisable as of the date of the change of control, and remain exercisable until a specified date on or prior to the date the stock option expires. In the event of the death, or termination of a participant's employment other than for "cause", all unexercisable stock options held as of the date of the death or termination of employment shall be forfeited and all exercisable options held as of the date of death or termination of employment shall remain exercisable until:
         (i) ninety-days following the participant's death or termination of employment, or (ii) the date the option expires, whichever is earlier. In the event of the termination of a participant's employment for "cause", all exercisable and unexercisable stock options shall be forfeited.
(3) Based on the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. Assumptions used in calculating grant date present value under the Black-Scholes model include stock price volatility at grant date, risk-free rate of return at grant date, annual dividend yield at grant date, option term from grant date and closing stock price at grant date. See Notes 4 and 5 below.
(4)      The following assumptions were used to calculate the Grant Date
         Present Value using the Black-Scholes option pricing model: stock price volatility at grant date of 30.12%; risk-free rate of return at grant date of 5%; annual dividend yield of 0.64%; warrant term of five years from grant date; and closing stock price at grant date of $28.875 per share.
(5)      The following assumptions were used to calculate the Grant Date
         Present Value using the Black-Scholes option pricing model: stock price volatility at grant date of 29.14%; risk-free rate of return at grant date of 5.29%; annual dividend yield of 0.64%; warrant term of five years from grant date; and closing stock price at grant date of $30 per share.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES  (1)


                                                           Number of Securities
                                                          Underlying Unexercised           Value of Unexercised
                                                             Options at Fiscal            In-the-Money Options at
                                                               Year-End (#)               Fiscal Year-End ($) (3)
                                            Value
                        Shares Acquired    Realized
                        on Exercise (#)      ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
David J. Stone                --              --           225,000           559,000     4,477,500          2,327,047
Steven W. Fickes              --              --           240,000           604,000     4,777,500          3,227,047
Scott D. Silverman            --              --             2,500            60,000        76,500            400,682
Michael J. Prager             --              --            12,500            50,000       382,500            194,157
James P. McDermott           1,683        31,657 (2)         6,459            54,358       134,864            286,459

(1) None of the Named Executive Officers exercised any stock options or warrants during 1996 other than Mr. McDermott.
(2) Based on the Fair Market Value (the average of the quoted high and low sale prices of the Common Stock on the date specified) of the Common Stock of $33.93 per share on December 30, 1996, as reported by the NYSE.
(3) Based on the closing price of the Common Stock of $36 per share on December 31, 1996, as reported by the NYSE.

                             EMPLOYMENT AGREEMENTS

In June 1996, each of Messrs. Stone and Fickes entered into a five-year employment agreement with the Company. The continuation of these employment agreements are contingent upon the consummation of the acquisition of The Fickes and Stone Knightsbridge Interests. See "The PennCorp/Knightsbridge Relationship" section. These agreements reflect a three-part compensation program:

Base Salary - $750,000 per year (subject to annual review for possible increase).

Annual Incentive Bonus - Base minimum annual target bonus opportunity of $800,000 per year if the Company meets or exceeds pre-established performance goals, which for 1996 was based on a targeted growth rate in annual compounded earnings per share of 15%.

Initial Stock Option Awards

         (i)     250,000 options with an exercise price of $28.875 per share;
         (ii)    103,000 options with an exercise price of $31.762 per share;
         (iii)   103,000 options with an exercise price of $34.939 per share;
                 and
         (iv)    103,000 options with an exercise price of $38.404 per share.

All the initial options to be granted in accordance with the employment agreements will vest and become exercisable, except as otherwise described in this paragraph, in four equal installments on each April 15, commencing April 15, 1997, and will expire on April 15, 2001. In the event of the death or disability (as defined) of the executive, all unexercisable options immediately will vest and become exercisable and all the vested and unexercisable options held by the executive on the date of death or termination of employment will remain exercisable until the end of the option term or the end of the one-year period following such death or the termination of employment, whichever is earlier. In the event of the termination of the executive's employment by the Company without "cause", by the employee for "good reason" or by the Company or the executive following a "change of control" (in each case, as defined), all unexercisable options immediately will vest and become exercisable and all vested and unexercisable options held by the executive on the date of the termination of employment will remain exercisable until the end of the option term. In the event of the termination of employment by the Company for "cause", the executive will forfeit all previously unexercised and unexercisable stock options granted pursuant to the employment agreement. In the event of a termination of employment by the executive other than for "good reason", all vested and exercisable options held by the executive on the date of such termination of employment will remain exercisable until the earlier of the end of the option term or the end of the six-month period following the termination of employment. The foregoing discussion addresses the consequences of termination of employment with respect only to the options initially granted under the employment agreement. In addition, due to a clerical error in calculating the initial option exercise price as of April 15, 1996, the foregoing options were incorrectly reported as having option exercise prices of $29.50, $32.45, $35.695, and $39.325, respectively.

The employment agreements for Messrs. Stone and Fickes also provide that if employment is terminated due to death, the executive's estate will receive any annual salary or similar amounts (but not bonus) earned but not paid prior to the date of death, plus any additional death benefits provided under the Company's other benefit plans and programs. In the event of the termination of employment due to disability, in addition to any other benefits provided under the Company's otherwise applicable plans and programs and the right to continue to participate in the Company's employee benefit plans until reaching age 65, the executive will receive (i) any salary or similar amounts (not bonus) earned but not paid prior to the date of termination of employment, plus (ii) in periodic installments until the last day of the month in which the employee reaches age 65, an annual amount equal to 60% of the executive's base salary in effect on the date of the termination of employment, less the amount of any disability benefits (other than those attributable to the executive's contributions) provided under the Company's disability plan, plus (iii) a pro rated bonus for the year in which termination of employment occurs based on an amount equal to the product of the average percentage of the executive's base salary paid to the executive as an incentive bonus for the two calendar years immediately preceding the termination of employment. In the event of termination of employment without cause or for good reason, in addition to continuing to participate in the employee benefit plans of the Company until the earlier of the end of the period for which payments are made under the agreement or the date the executive receives equivalent coverage and benefits from a subsequent employer, the executive will receive (i) any salary or similar amounts (but not bonus) earned but not paid prior to the date of termination of employment, plus (ii) a lump sum payment equal to the executive's base salary, at the annualized rate in effect on the date of termination of employment, for the longer of the end of the term of the employment agreement or 24 months (unless termination of employment follows a change in control, such amount to be discounted using a discount rate based on the applicable long-term federal rate published by the Internal Revenue Service (the "IRS") for the month in which termination of employment occurs), plus
(iii) an amount equal to the same percentage of the executive's base salary as the average of the annual incentive bonuses paid to the executive for the two calendar years immediately preceding the date of termination of employment was as a percentage of base salary in each such year. In the event of a termination of employment following a change of control, the executive will receive the same benefits as for termination without cause, or if the executive resigns without good reason, the executive will be entitled to receive only base salary and similar amounts (but not bonus) earned but not paid prior to the termination of employment.

The employment agreements also provide that Messrs. Stone and Fickes will not engage in any "competitive activity" (as defined) during the term of the agreements or, in the event of a voluntary termination of employment by the executive, for a six-month period following the termination of employment. In addition, during the term of the agreements or, in the event of a voluntary termination of employment by the executive, for a one-year period following the termination of employment, the executive will not, directly or indirectly, solicit, negotiate with or enter into discussions with the shareholders or representatives of any business with which the Company has engaged in discussions to acquire, merge, or enter into a joint venture during the 12-month period immediately preceding the date of the termination of employment. Moreover, the executive will agree not to solicit (i) the Company's employees for 18 months following the termination of employment and
(ii) the Company's agents, brokers or policyholders for 36 months following the termination of employment.

Upon approval by the Company's shareholders of the purchase by the Company of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest (each as hereinafter defined, see "The PennCorp - Knightsbridge Relationship"), Messrs. Stone and Fickes have agreed to modify their employment agreements to provide that they shall not directly or indirectly engage in any Fund Competitive Activity (as defined) during (i) the term of employment, or (ii) in the event of a voluntary termination of employment prior to the date on which the aggregate Investments (as defined in the Knightsbridge Fund Partnership Agreement) made by the Knightsbridge Fund in Portfolio Companies (as defined in the Knightsbridge Fund Partnership Agreement) equals or exceeds $92 million, the one-year period following the date of the executive's termination of employment, or (iii) in the event of a voluntary termination of employment on or after the date on which the aggregate Investments (as defined in the Knightsbridge Fund Partnership Agreement) made by the Knightsbridge Fund in Portfolio Companies (as defined in the Knightsbridge Fund Partnership Agreement) equals or exceeds $92 million (the "Fully Invested Date"), the nine-month period following the Fully Invested Date or the six-month period following the date of the executive's termination of employment, whichever is longer.

                                DIRECTORS' FEES

Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. In addition, each director of the Company who is not also an officer or salaried employee of the Company (a "Non-Employee Director") receives an annual fee of $25,000 and a fee of $2,000 for each meeting of the Board of Directors at which such director is present. Each Non-Employee Director who is a member of a committee of the Board of Directors also receives a fee of $1,000 for each meeting of such committee at which such director is present. Committee chairmen receive an additional annual fee of $5,000.

In addition to the foregoing, the Warrant Plan grants each Non-Employer
Director (other than Messrs. Greenberg and McCormick) a ten-year warrant to purchase up to 3,000 shares of Common Stock upon his election to the Board of Directors. The exercise price of such warrants with respect to each share of underlying Common Stock is equal to the fair market value of the Common Stock on the date of grant. Each warrant vests and becomes exercisable in three equal annual installments commencing on the first anniversary date after the date of the grant provided that the Non-Employee Director is serving as a director of the Company on such anniversary date. On November 5, 1992, each of Messrs. Schnitzer, Slayton and Player were granted warrants to purchase up to 3,000 shares of Common Stock at an exercise price of $14.19 per share. On April 1, 1993, Mr. Roman received a warrant to purchase up to 3,000 shares of Common Stock at an exercise price of $19.06 per share. On September 1, 1994, Mr.
Smith received a warrant to purchase up to 3,000 shares of Common Stock at an exercise price of

$15.63 per share. Due to the annual grants to Non-Employee Directors under the 1996 Stock Plan, no further awards will be made under the Warrant Plan.

On November 5, 1992, Mr. Greenberg received a warrant to purchase up to 225,000 shares of Common Stock under the Warrant Plan. Each of Messrs. Stone, Fickes and McCormick received identical warrants. These warrants are now fully vested. The exercise price for the warrants is $16.10 per share of Common Stock.

In 1996, each of Messrs. Player, Roman, Schnitzer, Slayton and Smith were awarded 1,000 shares of Common Stock under the 1996 Stock Plan (plus cash to cover tax liabilities). The 1996 Stock Plan provides for the grant of 1,000 shares of stock to all future Non-Employee Directors elected to the Board of Directors and, in addition, provides for an annual grant of 1,000 shares of Common Stock to each then serving Non-Employee Director. Additionally, the 1996 Stock Plan generally enables Non-Employee Directors to receive a portion of their annual fees in Common Stock. Certain directors elected to receive Common Stock in lieu of a portion of their annual fee for 1997.

                     COMPENSATION COMMITTEE INTERLOCKS AND
                             INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Roman, Schnitzer, Smith and Greenberg. Mr. Greenberg became a member of the Compensation Committee on September 21, 1995. In 1996, ADG, of which Mr. Greenberg is Chairman, earned aggregate consulting fees, including reimbursement of actual out of pocket expenses, of $250,000 for services in connection with the Company's acquisition activities.

                  [Remainder of page intentionally left blank]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise noted below, the following table sets forth, as of March 14, 1997, the ownership of the outstanding shares of Common Stock held by persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, by all directors of the Company, by the Named Executive Officers, and by the executive officers and directors of the Company as a group, and the percentage of the Common Stock represented thereby. Except as otherwise noted below, the Company believes that each director, Named Executive Officer, executive officer and over 5% stockholder shown below has sole voting and sole investment power with respect to all shares beneficially owned by them.

--------------------------------------------------------------------------------------------------------------
                                                                     Amount and Nature of
                                                                     Beneficial Ownership
                     Name and Address of Beneficial Owner                                    Percent of Class
==============================================================================================================
             The Mutuelles AXA  (1)
               100-101 Terrasse Boieldieu                                  3,849,351               13.2
               92042 Paris La Defense France
--------------------------------------------------------------------------------------------------------------
             American Express Company  (2)
               World Financial Center                                      2,887,000               10.2
               200 Vesey Street
               New York, New York  10285
--------------------------------------------------------------------------------------------------------------
             Massachusetts Financial Services Company  (3)
               500 Boylston Street                                         2,476,185               8.7
               Boston, Massachusetts  02116
--------------------------------------------------------------------------------------------------------------
             Merrill Lynch & Co., Inc.  (4)
               World Financial Center, North Tower                         2,060,860               7.2
               250 Vesey Street
               New York, New York  10281
==============================================================================================================

                                                                     Amount and Nature of
                                                                     Beneficial Ownership
                           Name of Beneficial Owner                                          Percent of Class
--------------------------------------------------------------------------------------------------------------
             Steven W. Fickes  (5)                                                 590,810         2.1
==============================================================================================================
             Allan D. Greenberg  (6)                                               403,753         1.4
--------------------------------------------------------------------------------------------------------------
             William M. McCormick  (7)                                             858,129         3.0
==============================================================================================================
             James P. McDermott  (8)                                                 8,392          *
--------------------------------------------------------------------------------------------------------------
             Thomas A. Player  (9)                                                   9,128          *
--------------------------------------------------------------------------------------------------------------
             Michael J. Prager  (10)                                                14,550          *
--------------------------------------------------------------------------------------------------------------
             Kenneth Roman  (11)                                                     8,460          *
--------------------------------------------------------------------------------------------------------------
             Bruce W. Schnitzer  (12)                                               45,203          *
--------------------------------------------------------------------------------------------------------------
             Scott D. Silverman  (13)                                                3,500          *
--------------------------------------------------------------------------------------------------------------
             Maurice W. Slayton  (14)                                                7,383          *
--------------------------------------------------------------------------------------------------------------
             David C. Smith  (15)                                                   10,460          *
==============================================================================================================
             David J. Stone  (16)                                                1,169,577         4.1
--------------------------------------------------------------------------------------------------------------
             All directors and executive officers as a group  (17)               3,146,345        11.05
--------------------------------------------------------------------------------------------------------------

*    Represents less than 1%.

(1) The Mutuelles AXA (consisting of AXA Assurances I.A.R.D. Mutuelle; AXA Assurances Vie Mutuelle; Alpha Assurances I.A.R.D. Mutuelle; Alpha Assurances Vie Mutuelle; and AXA Courtage Assurance Mutuelle (formerly known as Uni Europe Assurance Mutuelle), as a group) and AXA, parent holding company for AXA Equity & Law PLC (U.K.). Each of the Mutuelles AXA and AXA disclaim beneficial ownership of the shares shown above. The principal business office of (i) Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle is 100- 101 Terrasse Boieldieu 92042 Paris La Defense France; (ii) AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun 75009 Paris France; (iii) AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand 75002 Paris France; and (iv) AXA is 23, avenue Matignon 75008 Paris France. The Equitable Companies Incorporated is a parent holding company for The Equitable Life Assurance Society of the United States, an insurance company, a registered investment adviser and broker-dealer, Alliance Capital Management L.P., a registered investment adviser, Donaldson, Lufkin & Jenrette Securities Corporation,
         a registered investment adviser and broker-dealer and Wood, Struthers & Winthrop Management Corporation, a registered investment adviser. The principal business office of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019. Each of the foregoing subsidiaries of The Equitable Companies Incorporated operates under independent management and makes independent decisions. As of December 31, 1996, based on Amendment No. 7 to Schedule 13G filed with the Securities and Exchange Commission (the "Commission") on February 12, 1997 by the Mutuelles AXA and The Equitable Companies Incorporated, (i) AXA Equity and Law PLC had sole voting and dispositive power over 150,700 shares of Common Stock; (ii) The Equitable Life Assurance Society of the United States had sole voting and dispositive power over 70,926 shares of Common Stock including 45,126 shares of Common Stock issuable upon the conversion of the Company's $3.375 Convertible Preferred Stock (iii) Alliance Capital Management, L.P. had sole voting power over 3,130,147 shares of Common Stock and sole dispositive power over 3,538,355 shares of Common Stock including 521,453 shares of Common Stock issuable upon the conversion of the Company's $3.375 Convertible Preferred Stock;
         (iv) Donaldson, Lufkin & Jenrette Securities Corporation had sole voting and dispositive power over 22,120 shares of Common Stock issuable upon the conversion of the Company's $3.375 Convertible Preferred Stock and shared dispositive power over 10,250 shares of Common Stock; and (v) Wood, Struthers & Winthrop Management Corporation had sole voting power over 23,000 shares of Common Stock and sole dispositive power over 57,000 shares of Common Stock. The shares held by Alliance Capital Management, L.P. and Wood, Struthers & Winthrop Management Corp. were acquired solely for investment purposes
         on behalf of client discretionary investment advisory accounts.   The
         shares held by AXA Equity & Law PLC, The Equitable Life Assurance Society of the United States and Donaldson, Lufkin & Jenrette Securities Corporation were acquired solely for investment purposes.

(2) American Express Company ("AEC") is the parent holding company of American Express Financial Corporation ("AEFC"), which is a registered investment adviser. AEC disclaims beneficial ownership of the shares of Common Stock shown in the table above. The principal business office of AEC is 200 Vesey Street, World Financial Center, New York, New York 10285. The principal business office of AEFC is IDS Tower 10, Minneapolis, Minnesota 55440. The following information is based solely on Amendment No. 3 to Schedule 13G dated December 31, 1996 filed by AEC and AEFC with the Commission. As of December 31, 1996 AEC and AEFC had shared voting power over 1,148,900 shares of Common Stock and shared dispositive power over 2,887,000 shares of Common Stock. AEC reported the combined holdings of these entities for the purpose of administrative convenience.

(3) The following information is based solely on Schedule 13G dated February 12, 1997, filed with the Commission by Massachusetts Financial Services Company ("MFS"). The principal business office of MFS is 500 Boylston Street, Boston, Massachusetts 02116. As of December 31, 1996, MFS had sole voting power over 2,429,685 shares of Common Stock and sole dispositive power over 2,476,185 shares of Common Stock.

(4) Merrill Lynch & Co., Inc. ("ML&Co.") is the parent holding company of Merrill Lynch Group, Inc., ("ML Group"), Princeton Services, Inc. ("PSI") and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"). PSI is the general partner of Merrill Lynch Asset Management, L.P., a registered investment adviser, (d/b/a Merrill Lynch Asset Management ("MLAM"). MLAM provides investment advisement to Merrill Lynch Capital Fund, Inc., a registered investment company, ("MLCF"). The principal business offices of (i) ML&Co. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281; (ii) ML Group is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281; (iii) PSI is 800 Scudders Mill Road, Plainsboro, New Jersey 08536; (iv) MLAM is 800 Scudders Mill Road, Plainsboro, New Jersey 08536; and (v) MLCF is 800 Scudders Mill Road, Plainsboro, New Jersey 08536. ML&Co may be deemed to be the beneficial owner of certain of the shares shown on the chart above by virtue of its control of its wholly-owned subsidiaries ML Group and MLPF&S. ML Group may be deemed to be the beneficial owner of the shares shown on the chart above by virtue of its control of its wholly-owned subsidiary PSI. PSI may be deemed to be the beneficial owner of the shares shown on the chart above by virtue of its being the general partner of MLAM. MLAM may be deemed to be the beneficial owner of the shares shown above by virtue of its acting as an investment adviser to MLCF. MLCF is the beneficial owner of the shares shown above. ML&Co., ML Group, and PSI disclaim beneficial ownership of the shares of Common Stock shown above. As of December 31, 1996, based on a Schedule 13G filed with the Commission on February 12, 1997 by ML&Co., (i) ML&Co. had shared voting and dispositive power over 2,060,860 shares of Common Stock;
         (ii) ML Group had shared voting and dispositive power over 2,060,000 shares of Common Stock; (iii) PSI had shared voting and dispositive power over 2,060,000 shares of Common Stock; (iv) MLAM had shared voting and dispositive power over 2,060,000 shares of Common Stock; and (v) MLCF had shared voting and dispositive power over 2,000,000.

(5) Consists of (i) 184,226 shares of Common Stock owned of record by Mr. Fickes, (ii) 225,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant, (iii) 30,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Warrant, (iv) 139,750 shares of Common Stock that may be purchased pursuant to presently exercisable stock options awarded to Mr. Fickes pursuant to his Employment Agreement effective April 15, 1996, (the continuation of the Employment Agreement is contingent upon the consummation of the acquisition of The Fickes and Stone Knightsbridge Interests), (v) 11,106 shares of Common Stock held of record by Mr. Fickes' wife and (vi) 728 shares of Common Stock held of record by Mr. Fickes' children. Mr. Fickes disclaims beneficial ownership of Common Stock not held of record by him.

(6) Consists of (i) 168,753 shares of Common Stock owned of record by Mr. Greenberg, (ii) 225,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant and (iii) 10,000 shares of Common Stock owned of record by a trust for the benefit of Mr. Greenberg's minor children over which Mr. Greenberg's wife has sole voting power. Mr. Greenberg disclaims beneficial ownership of Common Stock not held of record by him.

(7) Consists of (i) 570,760 shares of Common Stock subject to a presently exercisable warrant held by a living trust of which Mr. McCormick is the sole beneficiary and trustee (the "McCormick Living Trust"), (ii) 225,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant, (iii) 10,000 shares of Common Stock owned by Mr. McCormick, (iv) 31,967 shares of Common Stock held by the McCormick Living Trust, (v) 5,550 shares of Common Stock held of record by Mr. McCormick's minor children over which Mr. McCormick has voting power, (vi) 10,000 shares of Common Stock owned of record by an irrevocable trust for the benefit of Mr. McCormick's minor children and over which Mr. McCormick has no voting or investment control and (vii) 4,852 shares of Common Stock owned by Mr. McCormick's wife. Other than the shares of Common Stock held by Mr. McCormick's minor children over which Mr. McCormick has voting control and the warrants and shares of Common Stock owned by Mr. McCormick and by the McCormick Living Trust, Mr. McCormick disclaims beneficial ownership of Common Stock not held of record by him.

(8) Consists of (i) 1,933 shares of Common Stock owned of record by Mr. McDermott and (ii) 6,459 shares of Common Stock remaining from a presently exercisable employee stock option awarded to Mr. McDermott on November 17, 1992.

(9) Consists of (i) 6,128 shares of Common Stock owned of record by Mr. Player and (ii) 3,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(10) Consists of (i) 2,050 shares of Common Stock owned of record by Mr. Prager, and (ii) 12,500 shares of Common Stock subject to a presently exercisable employee stock option awarded to Mr. Prager on April 3, 1992.

(11) Consists of (i) 5,460 shares of Common Stock owned of record by Mr. Roman and (ii) 3,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(12) Consists of (i) 23,497 shares of Common Stock owned of record by Mr. Schnitzer, (ii) 18,706 shares owned of record by Magical Corporation, of which Mr. Schnitzer is the sole owner and (iii) 3,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(13) Consists of (i) 1,000 shares of Common Stock owned of record by Mr. Silverman and (ii) 2,500 shares of Common Stock subject to a presently exercisable employee stock option awarded to Mr. Silverman on April 3, 1992.

(14) Consists of (i) 4,383 shares of Common Stock owned of record by Mr. Slayton and (ii) 3,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(15) Consists of 7,460 shares of Common Stock owned of record by Mr. Smith and (ii) 3,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(16) Consists of (i) 470,647 shares of Common Stock held of record by Mr. Stone, (ii) 225,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant, (iii) 139,750 shares of Common Stock that may be purchased pursuant to presently exercisable stock options awarded to Mr. Stone pursuant to his Employment Agreement effective April 15, 1996, (the continuation of the Employment Agreement is contingent upon the consummation of the acquisition of The Fickes and Stone Knightsbridge Interests), (iv) 320,805 shares of Common Stock held of record by Mr. Stone's wife and
         (v) 13,375 shares of Common Stock held of record by Mr. Stone's adult children. Mr. Stone disclaims beneficial ownership of Common Stock not held of record by him.

(17) Assumes the exercise of warrants to purchase shares 1,826,719 of Common Stock. See Notes (5-16).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

Mr. Slayton, a director of the Company, is the Chairman of the Board, President and Chief Executive Officer of Conning & Company ("Conning") and of Conning Corporation, the parent of Conning. Conning provides portfolio management and related services for a portion of the investment assets of the Company's insurance subsidiaries. In 1996, Conning earned aggregate fees, including reimbursement of actual out of pocket expenses, in the approximate amount of $895,000 for investment management services.

The PennCorp/Knightsbridge Relationship

General. In 1995, with the authorization of the Company's Board, David J. Stone and Steven W. Fickes, the Company's two most senior officers, organized the Knightsbridge Fund to raise capital, to be managed by them and to make equity and equity-linked investments in companies engaged primarily in the life insurance industry. The Knightsbridge Fund, whose limited partners include affiliates of 10 leading domestic and international banking organizations, has received subscriptions for approximately $92,000,000 in limited partnership interests, including a $15,000,000 subscription from the Company. The general partner of the Knightsbridge Fund is Knightsbridge Capital L.L.C. ("Knightsbridge Capital"), the members of which are Messrs. Stone and Fickes. Allan D. Greenberg, a member of the Company's Board, formerly owned a 5% interest in Knightsbridge Capital. Messrs. Stone and Fickes have purchased Mr. Greenberg's interest in Knightsbridge Capital in connection with the restructuring of the relationship between the Company and the Knightbridge Fund.

During the second half of 1995, the Company's Board and Messrs. Stone and Fickes, on behalf of the Knightsbridge Fund, discussed the formation of a joint venture to pursue life insurance acquisitions and investments. The Company's Board and Messrs. Stone and Fickes concluded that the formation of a joint venture to combine Company's and the Knightsbridge Fund's resources on a transaction-by-transaction basis could increase the opportunities of each to invest in a broader range of transactions. As part of that joint venture arrangement, the Company received a right of first refusal on all insurance transactions considered by the Knightsbridge Fund. In September 1995, the Company's Board appointed a special committee of the Company's Board composed of Thomas A. Player, Kenneth Roman, David C. Smith, Maurice W. Slayton and Bruce
W. Schnitzer (the "Knightsbridge Committee"), one of the responsibilities of which was to evaluate all transactions submitted to the Company by the Knightsbridge Fund and to determine whether a particular transaction would be pursued solely by the Company, pursued jointly with the Knightsbridge Fund, or not pursued by the Company, in which case the Knightsbridge Fund would be permitted to pursue the transaction for its own account. The

Knightsbridge Fund and the Company determined to use Knightsbridge Management L.L.C. ("Knightsbridge Management"), the manager of the Knightsbridge Fund, as their joint venture vehicle and to provide merchant banking services on all insurance acquisitions involving the companies acquired or invested in by the Knightsbridge Fund or the Company.

On December 14, 1995, pursuant to a joint transaction approved by the Company's Board, SW Financial, a newly organized corporation formed by the Company, the Knightsbridge Fund and Messrs. Stone and Fickes, purchased (the "SW Financial Investment") Southwestern Life Insurance Company ("Southwestern Life") and Union Bankers Insurance Company ("Union Bankers") and certain related assets from I.C.H. Corporation and certain of its subsidiaries (collectively, "ICH") for $260,000,000. The Company and its subsidiaries invested an aggregate of $120,000,000 in cash to purchase voting common stock, nonvoting common stock, common stock warrants and preferred stock of SW Financial and preferred stock of one of SW Financial's subsidiaries. SW Financial used the proceeds from the Company's investment, together with a $23,000,000 investment by the Knightsbridge Fund and a $7,000,000 investment by Messrs. Stone and Fickes, $120,000,000 in borrowings under a $125,000,000 credit facility arranged by SW Financial and the issuance to ICH of $40,000,000 principal amount of SW Financial's convertible debentures, to fund the purchase price for Southwestern Life and Union Bankers. The balance of the proceeds raised by SW Financial were used to make a $30,000,000 capital contribution to Southwestern Life and Union Bankers, to pay transaction fees and expenses of $10,000,000, to fund an $8,000,000 interest reserve for the SW Financial convertible debentures and to provide $2,000,000 of working capital. Immediately after the consummation of the SW Financial Investment, and without giving effect to the conversion of the SW Financial convertible debentures, the Company beneficially owned 75.4%, and the Knightsbridge Fund and Messrs. Stone and Fickes, collectively, beneficially owned 33.5%, of SW Financial's outstanding common stock.

In December 1995, Knightsbridge Management received a fee of $3,900,000 from SW Financial upon completion of the acquisition of Southwestern Life and Union Bankers. Based on their respective fully diluted equity investments in SW Financial (calculated without regard to SW Financial's convertible debentures, which were issued to a third party), the Company's funding obligation to Knightsbridge Management for 1996 was reduced by $1,300,000 (50.0% of the Company's share of the $3,900,000 fee obligation based on its two-thirds interest in the SW Financial Investment) and the Limited Partners' 1996 management fee to Knightsbridge Management was reduced, in the aggregate, by $650,000 (50.0% of the Knightsbridge Fund's share of the $3,900,000 fee obligation based on its one-third interest in the SW Financial Investment). In addition, the Company recorded $530,000 of income in 1995 related to its 45.0% interest in Knightsbridge Management's 1995 net distributable income.

For the years ended December 31, 1996 and 1995, the Company paid or accrued $2,548,000 and $3,900,000 in transaction fees to Knightsbridge Management related to the United Companies Life Insurance Company ("UC Life") and SW Financial transactions, respectively. During 1996, certain of the Company's affiliates and subsidiaries paid management fees to Knightsbridge Management amounting to $2,190,000 which have been contingently expensed pending the shareholder vote on the acquisition of The Fickes and Stone Knightsbridge Interests (as hereinafter defined). SW Financial and UC Life incurred Knightsbridge Management investment advisory fees totaling $2,426,000 and $0 during 1996 and 1995, respectively. In addition, the Company received a $1,000,000 stand-by commitment fee from SW Financial for contingent financing on a real estate transaction. SW Financial did not draw upon the commitment.

In January 1996, the Knightsbridge Fund entered into an agreement to purchase United Companies Life Insurance Company ("UC Life") from United Companies Financial Corporation. As part of the Knightsbridge restructuring transactions which are described herein, the Company purchased the right to consummate the UC Life acquisition from the Knightsbridge Fund partners for approximately $7,575,000 in cash (or approximately $6,375,000 after giving effect to the Company's portion of that payment), which was the only right of the Knightsbridge Fund with respect to UC Life. Neither Mr. Stone nor Mr. Fickes nor their respective affiliates received, nor will they receive after giving effect to the consummation of the acquisition of The Fickes and Stone Knightsbridge Interests by the Company, any portion of that payment. The Company completed the UC Life acquisition on July 24, 1996. Knightsbridge Management accrued a fee of $2,548,000 from the Company in connection with the consummation of that transaction.

On January 11, 1996, a stockholder derivative lawsuit styled Tozour Energy Systems Retirement Plan v. David J. Stone et al. and PennCorp Financial Group, Inc., C.A. No. 14775, was filed against the Company and each of its directors, individually, in the Court of Chancery for the State of Delaware. On January 25, 1996, a second shareholder derivative suit, styled Lois Miller v. David J. Stone et al. and PennCorp Financial Group, Inc., C.A. No. 14795, was filed against the Company and each of its directors, individually, in the Delaware Chancery Court. The complaint in that suit has not yet been served on the Company or the other defendants. The suits allege that the SW Financial Investment involved the usurpation of a corporate opportunity and a waste of the Company's assets by Messrs. Stone and Fickes, and that the directors of the Company in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to the Company and its stockholders, having favored the interests of Messrs. Stone and Fickes over the Company and its stockholders. The Tozour and Miller lawsuits seek judgments against each of the defendants for the amount of damages sustained or to be sustained by the Company as a result of the breaches of fiduciary duty alleged in the complaints, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorneys' fees and costs, and such other relief as the court determines to be just, proper or equitable. Parties to the lawsuits have executed a Stipulation and Agreement of Compromise and Settlement which contains the terms and conditions described below.

In February 1996, Messrs. Stone and Fickes began discussions with the Company's Board on a means of consolidating their outside business interests, including the Knightsbridge Fund, under the Company. Subsequently, Messrs. Stone and Fickes and the members of the Knightsbridge and Compensation Committees of the Company's Board developed a plan to enable the Company to manage the Knightsbridge Fund and to provide Messrs. Stone and Fickes with a compensation program that offers them compensation opportunities with economic interests aligned with stockholders generally and that provides incentives for each to make a long-term, full-time commitment to the Company. On June 7, 1996 Messrs. Stone and Fickes entered into five-year employment agreements with the Company. The continuation of those employment agreements, including the stock options granted thereunder, is contingent upon the consummation of the acquisition of The Fickes and Stone Knightsbridge Interests. In addition to the employment agreements, the other components of the Knightsbridge restructuring plan include: (i) the acquisition by the Company of the interests of Messrs. Stone and Fickes (collectively, "The Fickes and Stone Knightsbridge Interests") in Knightsbridge Management, Knightsbridge Capital, and Knightsbridge Consultants L.L.C., the asset management subsidiary of Knightsbridge Management ("Knightsbridge Consultants"); and (ii) the acquisition by the Company from the Knightsbridge Fund and Messrs. Stone and Fickes of their respective holdings of common stock and common stock warrants of SW Financial, provided that if the proposed litigation settlement is approved, Messrs. Stone and Fickes will cancel their SW Financial common stock warrants for no additional consideration.

Acquisition of The Fickes and Stone Knightsbridge Interests. The Company proposes to acquire The Fickes and Stone Knightsbridge Interests in exchange for the Company's agreement to make annual cash payments, currently estimated to be approximately $330,000, to each of Messrs. Stone and Fickes on the closing of the purchase of The Fickes and Stone Knightsbridge Interests and on each April 15 thereafter, commencing April 15, 1998 and ending on April 15, 2001, and to deliver to each of Messrs. Stone and Fickes 173,160 shares of Common Stock (subject to adjustment for stock splits, reverse stock splits and similar transactions) on April 15, 2001 (subject to acceleration upon a change of control, as defined). The total number of shares to be delivered to each of Messrs. Stone and Fickes has been calculated by dividing $5,000,000 (the value agreed to by the Company's Board and each of Messrs. Stone and Fickes for the sale of their respective portions of The Fickes and Stone Knightsbridge Interests) by $28.875 per share, the closing price of the Company's Common Stock on the NYSE on April 15, 1996, the date on which the Knightsbridge Committee and Messrs. Stone and Fickes reached agreement on the general terms of the acquisition of The Fickes and Stone Knightsbridge Interests and the effective date of the Fickes and Stone employment agreements. The actual amount of the annual cash payment will be based on a theoretical rate of interest equal to the IRS's mid-term rate at the time of the consummation of the acquisition of The Fickes and Stone Knightsbridge Interests on a notional amount of $5,000,000. In addition, Messrs. Stone and Fickes (i) will retain their right to receive, under the circumstances specified in the Knightsbridge Fund's limited partnership agreement, their portion of the general partner's 20% share of the profits earned by the limited partners of the Knightsbridge Fund on the Fund's $23,000,000 investment in SW Financial and (ii) will withdraw the balance in their capital accounts in Knightsbridge Management as of December 31, 1995 and, in addition, will receive at the closing of the acquisition of The Fickes and Stone Knightsbridge Interests an amount in cash (currently estimated to be approximately $150,000 in the aggregate) not to exceed their share of Knightsbridge Management's net distributable income from January 1, 1996 through April 15, 1996. The acquisition of The Fickes and Stone Knightsbridge Interests shall be submitted for approval by the shareholders of the Company at a Special Meeting currently expected to be held in June 1997.

As part of the Knightsbridge restructuring and at the request of the Company's Board, Portsmouth Group, L.L.C. ("Portsmouth"), which owns a viatical settlement company, has agreed to repurchase the common equity interests in Portsmouth held by Messrs. Stone and Fickes and other executive officers of the Company, which were originally purchased for approximately $2,150,000. The investments in Portsmouth made by Messrs. Stone and Fickes were part of their co-investment requirement as the general partners of the Knightsbridge Fund. (Other than the SW Financial Investment, the Portsmouth investment is the only other investment made by the Knightsbridge Fund to date). Following the repurchase of the common equity interests of Messrs. Stone and Fickes and other Company executive officers in Portsmouth, the Knightsbridge Fund will own all of the outstanding common equity of Portsmouth. Additionally, as part of an agreement between Portsmouth, Messrs. Fickes and Stone, and the Company in connection with the release of Messrs. Fickes and Stone from their co-investment obligations under the Knightsbridge Fund, SW Financial has agreed, subject to required regulatory approvals, if any, and negotiation of definitive documentation and receipt of advice with respect to appropriate arms' length terms, to make up to a $10,000,000 preferred equity investment in Portsmouth. Up to $3,000,000 of the proceeds (the exact amount to be determined following a valuation of Portsmouth) from the investment by SW Financial will be used by Portsmouth to purchase the common equity of Messrs. Stone, Fickes and the executive officers. The balance will be used by Portsmouth to fund its growth in the viatical settlement business. Following the consummation of the Knightsbridge restructuring, Messrs. Stone and Fickes will have no further economic interests in the Knightsbridge Fund.

By acquiring The Fickes and Stone Knightsbridge Interests, the Company will receive the entire annual management fee paid by the limited partners of the Knightsbridge Fund (presently $1.4 million per year, subject to certain offsets) to Knightsbridge Management, transactional fees on investments made by the Knightsbridge Fund and all the fees for oversight and investment management services provided to businesses in which the Knightsbridge Fund invests. In addition, the Company will acquire control of the general partner of the Knightsbridge Fund and, therefore, will control all future investment decisions by that Fund. The Company's Board believes that control of the Knightsbridge Fund will be an asset to the Company because it will provide management with an alternative source of available capital and the flexibility to diversify its risk in making strategic investments in, and/or acquisitions of, life insurance and related companies that do not necessarily complement the core strengths of the Company. As the general partner of the Knightsbridge Fund, the Company will co-invest, in addition to its 16.3% limited partnership investment, $5,000,000 per Knightsbridge Fund transaction. Accordingly, as the general partner of the Knightsbridge Fund, so long as the limited partners achieve at least a 15% cumulative rate of return on their invested capital in all future transactions, the Company will be entitled to 20% of all profits earned by the limited partners. On September 19, 1996, Smith Barney Inc. ("Smith Barney") delivered to the Company's Board orally and in writing its opinion that, as of April 15, 1996, the consideration determined to be paid by the Company to acquire The Fickes and Stone Knightsbridge Interests was fair to the Company and its stockholders (other than Messrs. Stone and Fickes) from a financial point of view.

Acquisition of the SW Financial Controlling Interest. As part of the proposed Knightsbridge restructuring, the Company's Board began negotiating to purchase from the Knightsbridge Fund and Messrs. Stone and Fickes the SW Financial Controlling Interest. The Company's Board made this decision after taking into account the improvement in the Company's leverage ratio following its successful $165,000,000 common stock offering in February 1996, which lessened the Company's Board's concerns that insurance regulatory authorities and rating agencies would respond unfavorably to an increase in the Company's leverage ratio. Additionally, as previously announced, the Company is in the process of reorganizing, consolidating and integrating its insurance operations into four divisions -- Career Division, Payroll Division, Financial Services Division and Individual Division. The Company's Board considers the acquisition of the SW Financial Controlling Interest to be an important step in enabling the Company to establish its Individual Division and to integrate the management and operations of United Presidential with that of SW Financial. The Company's Board created a special committee (the "Special Committee"), consisting of Thomas A. Player, Bruce W. Schnitzer and Maurice W. Slayton, to negotiate a purchase price for the SW Financial Controlling Interest with Messrs. Stone and Fickes, acting on behalf of the Knightsbridge Fund. The Special Committee engaged Smith Barney as its financial adviser to assist it in the valuation process. The Knightsbridge Fund engaged Fox-Pitt, Kelton Inc. as its financial adviser.

Based on the advice of Smith Barney and after negotiations with Messrs. Stone and Fickes on behalf of the Knightsbridge Fund, the Company's Board authorized the Company to acquire the SW Financial Controlling Interest, along with any and all existing rights to future fees or other income which could have been derived from SW Financial or its subsidiaries, from the Knightsbridge Fund and Messrs. Stone and Fickes for approximately

$69,537,000 in cash (not including expenses and including a pro rata share of SW Financial's after-tax income through closing). However, if the proposed litigation settlement described below is approved, Messrs. Stone and Fickes will cancel their SW Financial common stock warrants for no additional consideration, which will enable the Company to purchase the SW Financial Controlling Interest for $67,500,000 (not including expenses and including a pro rata share of SW Financial's after-tax income through closing). If the proposed litigation settlement is approved, Messrs. Stone and Fickes will share $19,252,000 (or approximately 28.5%) of the $67,500,000 purchase price for the SW Financial Controlling Interest based on their initial $7,000,000 investment in SW Financial and their 20% share of the profit earned by the Knightsbridge Fund limited partners on their $23,000,000 investment in SW Financial. Of the approximately $19,252,000 Messrs. Stone and Fickes will receive if the proposed litigation settlement is approved, approximately $12,880,000 will be paid to them by the Company in respect of their personal investments in SW Financial and approximately $6,372,000 will be paid to them by the Knightsbridge Fund in accordance with its agreement of limited partnership. If the proposed litigation settlement is not approved, Messrs. Stone and Fickes will share $21,905,000 (or approximately 31.5%) of the $69,537,000 purchase price for the SW Financial Controlling Interest. Of the approximately $21,905,000 Messrs. Stone and Fickes will receive if the proposed litigation settlement is not approved, approximately $15,687,000 will be paid to them by the Company in respect of their personal investments in SW Financial and approximately $6,218,000 will be paid to them by the Knightsbridge Fund in accordance with its agreement of limited partnership. From these amounts, Messrs. Stone and Fickes will pay Mr. Greenberg $738,963 if the proposed settlement is approved and $732,392 if it is not approved.

On January 15, 1997, Smith Barney delivered orally its opinion (and subsequently confirmed in writing on January 22, 1997) that the consideration to be paid by the Company for the SW Financial Controlling Interest was fair to the Company and its stockholders (other than Messrs. Stone and Fickes) from a financial point of view. The acquisition of the SW Financial Controlling Interest shall be submitted for approval by the shareholders of the Company at a Special Meeting currently expected to be held in June 1997.

Proposed Settlement of Shareholder Litigation. As discussed above, on January 11 and January 25, 1996, shareholder derivative suits relating to the SW Financial Investment were initiated against the Company and the members of the Company's Board. The defendants in the Tozour case have filed a motion seeking its dismissal on the ground that the plaintiff failed to comply with the requirements of Delaware law before instituting a derivative suit, and intend to defend the lawsuit vigorously. Because the defendants have not been served with the Miller complaint, no action has been taken in that case, although the defendants would also defend it vigorously. The defendants believe, however, that it would not be in the best interests of the Company and its shareholders to expend considerable management and director time and to incur substantial legal expenses to litigate these actions. Consequently, the Company's legal advisers have met or spoken by telephone on several occasions with the plaintiffs' counsel to discuss the terms of a potential settlement.

The defendants and the plaintiffs' counsel entered into a Stipulation and Agreement of Compromise and Settlement on March 28, 1997 (the "Proposed Settlement") of the shareholder derivative actions. The Proposed Settlement consists of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration, enabling the Company to purchase the SW Financial Controlling Interest for $67,500,000, reducing the price to be paid by the Company for the SW Financial Controlling Interest by approximately $2,037,000, (ii) the Company's Board will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the Company's Board will proceed with the acquisition of the SW Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the SW Financial Controlling Interest,
(iv) the Company's Board will submit the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest to a vote of a majority of the Company's stockholders present at the shareholder meeting and entitled to vote, and shareholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchases of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest, and (vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.

The Proposed Settlement is subject to approval by the Delaware Chancery Court (the "Chancery Court") after notice to the Company stockholders. As discussed above, Messrs. Stone and Fickes have agreed that if the Proposed Settlement is approved by the Chancery Court, they will cancel their SW Financial common stock warrants, which will reduce the price to be paid by the Company for the SW Financial Controlling Interest by approximately $2,037,000. Because the Knightsbridge restructuring will have the effect of eliminating potential future conflicts of interest between Messrs. Stone and Fickes and the Company, and because the Proposed Settlement will have the effect of reducing the price to be paid for the SW Financial Controlling Interest and will obviate the need to expend considerable management and director time to litigate the actions, the Company's Board has determined that the Proposed Settlement is in the best interests of the Company and its shareholders and confers a substantial economic benefit on the Company. Accordingly, the Company's Board has authorized the payment to plaintiffs' counsel of legal fees and disbursements not to exceed $530,000 in connection with the lawsuits and the related settlement negotiations, if the Proposed Settlement is approved by the Delaware Chancery Court after notice to the Company's stockholders.

If the Company's stockholders approve the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest on the terms contained herein, the Company intends to consummate those transactions, whether or not the Proposed Settlement is approved. However, if the Company's stockholders do not approve both of those transactions, there will not be a settlement of the shareholder derivative litigations on the terms discussed herein, and Messrs. Stone and Fickes and the Knightsbridge Committee will reconvene their negotiations on the definitive terms of the Knightsbridge relationship. The Proposed Settlement is conditioned upon, among other things, the Company's stockholders' approval of the purchase by the Company of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest and court approval after notice to the Company's stockholders.





                  [Remainder of page left intentionally blank]

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents

            1.   Exhibits


                 2.1 Purchase Agreement among I.C.H. Corporation, SWL Holding Corporation, Care Financial Corporation, Facilities Management Installation, Inc. and Southwestern Financial Corporation, Southwestern Financial Services Corporation and PennCorp Financial Group, Inc., dated as of December 1, 1995 and Addendum to Purchase Agreement dated as of December 14, 1995. (7)

                 2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996. (5)

                 2.3 Amended and Restated Agreement and Plan of Merger dated as of November 25, 1996 by and between PennCorp Financial Group, Inc. and Washington National Corporation. (3)

                 3.1      Restated By-Laws of PennCorp Financial Group, Inc.
                          (13)

                 3.3 Second Restated Certificate of Incorporation of PennCorp Financial Group, Inc. as amended. (8)

                 4.1      Certificate of Designation of Series C Preferred
                          Stock.  (6)

                 4.2 Corrected Certificate of Designation of $3.375 Convertible Preferred Stock. (6)

                 4.3 Certificate of Designation of $3.50 Series II Convertible Preferred Stock (4)

                 4.4 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (12)

                 10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994. (11)

                 10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994.
                          (10)

                 10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996. (2)

                 10.4 10% Promissory Note in the original principal amount of $30,661,996, issued by American- Holdings Corporation to Pennsylvania Life Insurance Company, dated July 1, 1996. (2)

                 10.5 Certificate of Contribution in the original principal amount of $54,332,790 issued by Integon Financial Life Insurance Corporation to Integon Life Corporation, dated July 25, 1995. (6)

                          -----------------------------------------------------

                            MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

                 10.6 Employment Agreement, dated as of August 19, 1990, between PennCorp Financial Group, Inc. and William M. McCormick. (14)

                 10.7     PennCorp Financial, Inc. Retirement and Savings Plan.
                          (14)

                 10.8 PennCorp Financial, Inc. Executive Officer Incentive Plan. (14)

                 10.9     PennCorp Financial Group, Inc. 1992 Stock Option
                          Plan.  (14)

                 10.10 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (14)

                 10.11 Form of Restricted Stock Agreement By and Between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (10)

                 10.12 Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone entered into June 7, 1996. (2)

                 10.13 Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes entered into June 7, 1996. (2)

                 10.14 Amendment Number One to Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (1)

                 10.15 Amendment Number One to Employment Agreement between PennCorp

                          Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (1)

                 10.16 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan (2)

                 10.17 PennCorp Financial Group, Inc. 1996 Senior Executive Annual Incentive Award Plan (2)

                 10.18 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (9)

                 10.19 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (7)

                 10.20 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (2)

                 10.21 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (2)

                 10.22 Stockholders Agreement dated December 14, 1995 between Southwestern Financial Corporation and the Security holders listed on the signature pages thereof. (7)

                 10.23 Credit Agreement dated March 12, 1997 by and among PennCorp Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and Nationsbank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent.(1)

                 11       Computations of earnings per share.  (2)

                 12.1     Computation of ratio of earnings to fixed charges.
                          (2)

                 12.2     Computation of ratio of EBITDA to interest expense.
                          (2)

                 21       List of subsidiaries of the Registrant.  (2)

                 22       Consent of Independent Auditors (1)

                 99.1 Consent to be named director nominee of PennCorp Financial Group, Inc. by Ronald L. Bornheutter dated as of April 30, 1997. (1)

                 99.2 Consent to be named director nominee of PennCorp Financial Group, Inc. by W. Francis Brennan dated as of April 30, 1997. (1)


   (1)      Filed herewith.

   (2) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

   (3) Such exhibit is incorporated by reference to the Form 8-K dated November 25, 1996, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

   (4) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. which was filed with the Securities and Exchange Commission on October 10, 1996.

   (5) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

   (6) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

   (7) Such exhibit is incorporated by reference to the Form 8-K dated December 14, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on December 28, 1995 related to its investment in Southwestern Financial Corporation.

   (8) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

   (9) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1995 of PennCorp Financial Group, Inc.

   (10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

   (11) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

   (12) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

   (13) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

   (14) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33- 50530) of PennCorp Financial Group, Inc.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PennCorp Financial Group, Inc.
                                           (Registrant)

Dated:   April 30, 1997           By:      /s/  Scott D. Silverman
                                           -----------------------------------
                                           Scott D. Silverman
                                           Senior Vice President, General
                                           Counsel and Secretary

                                INDEX TO EXHIBITS


               EXHIBIT
               NUMBER     DESCRIPTION
               --------   -----------
                 2.1      Purchase Agreement among I.C.H. Corporation, SWL
                          Holding Corporation, Care Financial Corporation,
                          Facilities Management Installation, Inc. and
                          Southwestern Financial Corporation, Southwestern
                          Financial Services Corporation and PennCorp Financial
                          Group, Inc., dated as of December 1, 1995 and
                          Addendum to Purchase Agreement dated as of December
                          14, 1995.  (7)

                 2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996. (5)

                 2.3 Amended and Restated Agreement and Plan of Merger dated as of November 25, 1996 by and between PennCorp Financial Group, Inc. and Washington National Corporation. (3)

                 3.1      Restated By-Laws of PennCorp Financial Group, Inc.
                          (13)

                 3.3 Second Restated Certificate of Incorporation of PennCorp Financial Group, Inc. as amended. (8)

                 4.1      Certificate of Designation of Series C Preferred
                          Stock.  (6)

                 4.2 Corrected Certificate of Designation of $3.375 Convertible Preferred Stock. (6)

                 4.3 Certificate of Designation of $3.50 Series II Convertible Preferred Stock (4)

                 4.4 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (12)

                 10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994. (11)

                 10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994.
                          (10)

                 10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996. (2)

                 10.4 10% Promissory Note in the original principal amount of $30,661,996, issued by American- Holdings Corporation to Pennsylvania Life Insurance Company, dated July 1, 1996. (2)

                 10.5 Certificate of Contribution in the original principal amount of $54,332,790 issued by Integon Financial Life Insurance Corporation to Integon Life Corporation, dated July 25, 1995. (6)

                          -----------------------------------------------------

                            MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

                 10.6 Employment Agreement, dated as of August 19, 1990, between PennCorp Financial Group, Inc. and William M. McCormick. (14)

                 10.7     PennCorp Financial, Inc. Retirement and Savings Plan.
                          (14)

                 10.8 PennCorp Financial, Inc. Executive Officer Incentive Plan. (14)

                 10.9     PennCorp Financial Group, Inc. 1992 Stock Option
                          Plan.  (14)

                 10.10 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (14)

                 10.11 Form of Restricted Stock Agreement By and Between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (10)

                 10.12 Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone entered into June 7, 1996. (2)

                 10.13 Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes entered into June 7, 1996. (2)

                 10.14 Amendment Number One to Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (1)

                 10.15 Amendment Number One to Employment Agreement between PennCorp

                          Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (1)

                 10.16 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan (2)

                 10.17 PennCorp Financial Group, Inc. 1996 Senior Executive Annual Incentive Award Plan (2)

                 10.18 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (9)

                 10.19 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (7)

                 10.20 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (2)

                 10.21 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (2)

                 10.22 Stockholders Agreement dated December 14, 1995 between Southwestern Financial Corporation and the Security holders listed on the signature pages thereof. (7)

                 10.23 Credit Agreement dated March 12, 1997 by and among PennCorp Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and Nationsbank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent.(1)

                 11       Computations of earnings per share.  (2)

                 12.1     Computation of ratio of earnings to fixed charges.
                          (2)

                 12.2     Computation of ratio of EBITDA to interest expense.
                          (2)

                 21       List of subsidiaries of the Registrant.  (2)

                 22       Consent of Independent Auditors (1)

                 99.1 Consent to be named director nominee of PennCorp Financial Group, Inc. by Ronald L. Bornheutter dated as of April 30, 1997. (1)

                 99.2 Consent to be named director nominee of PennCorp Financial Group, Inc. by W. Francis Brennan dated as of April 30, 1997. (1)


   (1)      Filed herewith.

   (2) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

   (3) Such exhibit is incorporated by reference to the Form 8-K dated November 25, 1996, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

   (4) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. which was filed with the Securities and Exchange Commission on October 10, 1996.

   (5) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

   (6) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

   (7) Such exhibit is incorporated by reference to the Form 8-K dated December 14, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on December 28, 1995 related to its investment in Southwestern Financial Corporation.

   (8) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

   (9) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1995 of PennCorp Financial Group, Inc.

   (10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

   (11) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

   (12) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

   (13) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

   (14) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33- 50530) of PennCorp Financial Group, Inc.