Form 10-Q
period 1997-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-05-15
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                                ------------------------------------------------



                         Commission file number  1-11422
                                                --------

     PennCorp Financial Group, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                 13-3543540
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                   745 Fifth Avenue, New York, New York 10151
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code       (212) 832-0700
                                                  ------------------------------


--------------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year, If
                          Changes Since Last Report

    Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes [X] No[ ]


       Indicate the number of shares outstanding of each of the Issuer's common stock, as of the latest practicable date.


                Class                                        May 12, 1997
  ----------------------------------                  -------------------------
    Common Stock, $.01 Par Value                              28,506,381

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                             Page No.
                                                                                                             --------
PART I.        FINANCIAL INFORMATION:

               Item 1.      Financial Statements

                            Consolidated Condensed Balance Sheets -
                                 March 31, 1997, and December 31, 1996........................................  3

                            Consolidated Statements of Income -
                                 Three Month Periods Ended March 31, 1997 and 1996............................  4

                            Consolidated Condensed Statements of Cash Flows -
                                 Three Month Periods Ended March 31, 1997 and 1996............................  5

                            Notes to Unaudited Consolidated Condensed Financial Statements....................  6

                            Review by Independent Certified Public Accountants................................ 11

                            Independent Auditors' Report...................................................... 12

                Item 2.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations..................................... 13

PART II.       OTHER INFORMATION:

                Item 1.     Legal Proceedings................................................................. 18

                Item 6.     Exhibits and Reports on Form 8-K.................................................. 19

SIGNATURE..................................................................................................... 20

Index to Exhibits............................................................................................. 21

                        PART I. -- FINANCIAL INFORMATION
                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                        (Unaudited)
                                                                                                        -----------   -----------
                                                                                                          March 31,    December 31,
                                                                                                            1997          1996
                                                                                                        -----------   -----------
ASSETS:
Investments:
     Fixed maturities:
         Held for investment, at amortized cost                                                         $    49,384   $    87,330
         Available for sale, at fair value                                                                2,924,941     2,993,925
     Equity securities available for sale, at fair value                                                     22,647        20,867
     Trading securities, at market                                                                             --          31,140
     Mortgage loans on real estate                                                                          269,872       256,998
     Policy loans                                                                                           145,232       145,976
     Short term investments                                                                                 142,976        63,113
     Other investments                                                                                       53,002        46,848
                                                                                                        -----------   -----------
         Total investments                                                                                3,608,054     3,646,197
Cash                                                                                                          5,386        39,464
Accrued investment income                                                                                    41,546        48,643
Accounts and notes receivable                                                                                54,746        47,307
Investments in unconsolidated affiliates                                                                    134,965       144,652
Present value of insurance in force                                                                         357,337       351,973
Deferred policy acquisition costs                                                                           290,493       268,356
Costs in excess of net assets acquired                                                                      137,911       148,174
Other assets                                                                                                139,177       138,967
                                                                                                        -----------   -----------
         Total assets                                                                                   $ 4,769,615   $ 4,833,733
                                                                                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
     Policy liabilities and accruals                                                                    $ 3,507,425   $ 3,562,108
     Notes payable                                                                                          245,186       210,325
     Income taxes, primarily deferred                                                                        54,019        65,036
     Accrued expenses and other liabilities                                                                 150,663       118,401
                                                                                                        -----------   -----------
         Total liabilities                                                                                3,957,293     3,955,870
                                                                                                        -----------   -----------
Mandatory redeemable preferred stock:
     Series B, $.01 par value, $100 initial redemption value; authorized, issued and outstanding -0-           --          14,689
         at March 31, 1997, and 127,500 at December 31, 1996
     Series C, $.01 par value, $100 initial redemption value; authorized,
         issued and outstanding 178,500 at March 31, 1997, and December 31, 1996                             18,584        18,175
Shareholders' Equity:
     $3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized issued and
         outstanding 2,300,000 at March 31, 1997, and December 31, 1996                                     110,513       110,513
     $3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized
         issued and outstanding 2,875,000 at March 31, 1997, and December 31, 1996                          139,157       139,157
     Common stock, $.01 par value; authorized 50,000,000; issued and outstanding 28,766,055 at
         March 31, 1997, and 28,647,714 at December 31, 1996                                                    288           286
     Additional paid-in capital                                                                             394,020       393,156
     Unrealized foreign currency translation losses                                                         (16,787)      (14,969)
     Unrealized gains (losses) on securities available for sale                                             (34,727)       19,582
     Retained earnings                                                                                      209,681       202,144
     Treasury  shares                                                                                        (6,907)       (3,370)
     Notes receivable secured by common stock                                                                (1,500)       (1,500)
                                                                                                        -----------   -----------
                                                                                                            793,738       844,999
                                                                                                        -----------   -----------
                                                                                                        $ 4,769,615   $ 4,833,733
                                                                                                        ===========   ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                 -----------   -----------
                                                                                                     1997          1996
                                                                                                 -----------   -----------
REVENUES:
     Premiums, principally accident and sickness                                                 $    66,477   $    64,421
     Interest sensitive product policy charges                                                        23,226        22,669
     Net investment income                                                                            68,894        41,297
     Other income                                                                                      6,040          --
     Net gains (losses) from sale of investments                                                       3,827          (527)
                                                                                                 -----------   -----------
              Total revenues                                                                         168,464       127,860
                                                                                                 -----------   -----------
BENEFITS AND EXPENSES:
     Claims incurred                                                                                  44,655        44,326
     Change in liability for future policy benefits and
         other policy benefits                                                                        29,706        11,490
     Amortization of present value of insurance in force
         and deferred policy acquisition costs                                                        19,369        14,859
     Amortization of costs in excess of net assets
         acquired                                                                                      2,064         2,030
     Underwriting and other administrative expenses                                                   30,849        23,632
     Interest and amortization of deferred debt issuance costs                                         4,387         6,057
     Restructuring charge                                                                             19,071          --
                                                                                                 -----------   -----------
              Total benefits and expenses                                                            150,101       102,394
                                                                                                 -----------   -----------
Income before income taxes, undistributed earnings in                                                 18,363        25,466
     unconsolidated affiliates and extraordinary charge
              Income taxes                                                                             8,217         9,630
                                                                                                 -----------   -----------
Net income before undistributed earnings in unconsolidated                                            10,146        15,836
     affiliates and extraordinary charge
              Undistributed earnings in unconsolidated affiliates                                      3,741         4,318
                                                                                                 -----------   -----------
Net income before extraordinary charge                                                                13,887        20,154
              Extraordinary charge                                                                      --           (816)
                                                                                                 -----------   -----------
Net income                                                                                            13,887        19,338
              Preferred stock dividend requirements                                                    4,927         2,691
                                                                                                 -----------   -----------
Net income applicable to common stock                                                            $     8,960   $    16,647
                                                                                                 ===========   ===========
PER SHARE INFORMATION:
Primary:
     Net income applicable to common stock before extraordinary charge                           $      0.30   $      0.69
              Extraordinary charge, net of income taxes                                                 --           (0.03)
                                                                                                 -----------   -----------
     Net income applicable to common stock                                                       $      0.30          0.66
                                                                                                 ===========   ===========
Common shares used in computing primary earnings per share                                            29,703        25,483
                                                                                                 ===========   ===========
Fully diluted:
     Net income applicable to common stock before extraordinary charge                           $      0.30   $      0.63
              Extraordinary charge, net of income taxes                                                 --           (0.03)
                                                                                                 -----------   -----------
     Net income applicable to common stock                                                       $      0.30   $      0.60
                                                                                                 ===========   ===========
Common shares used in computing fully diluted earnings per share                                      29,703        30,593
                                                                                                 ===========   ===========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  -------------------------
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -------------------------
                                                                                      1997          1996
                                                                                  -----------   -----------
Net cash provided by operating activities                                         $    88,907   $     8,208
                                                                                  -----------   -----------
Cash flows from investing activities:
     Purchases of invested assets                                                    (327,134)     (426,683)
     Sales of invested assets                                                         302,420       246,015
     Maturities of invested assets                                                     47,474        39,495
     Other, primarily short term investments, net                                     (89,068)      127,764
                                                                                  -----------   -----------
         Net cash used by investing activities                                        (66,308)      (13,409)
                                                                                  -----------   -----------
Cash flows from financing activities:
     Issuance of common stock                                                             866       155,759
     Treasury stock purchase                                                           (3,538)        --
     Additional borrowings                                                            135,000         --
     Reduction in notes payable                                                      (100,139)     (137,000)
     Redemption of preferred stock                                                    (14,706)          --
     Dividends on preferred and common stock                                           (5,879)       (3,332)
     Receipts from interest sensitive policies credited to policyholder account
         balances                                                                      51,380        27,644
     Return of policyholder account balances on interest sensitive products          (116,787)      (42,378)
     Other, net                                                                        (2,874)        --
                                                                                  -----------   -----------
         Net cash provided (used) by financing activities                             (56,677)          693
                                                                                  -----------   -----------
Decrease in cash                                                                      (34,078)       (4,508)
Cash at beginning of period                                                            39,464        27,778
                                                                                  -----------   -----------
Cash at end of period                                                             $     5,386   $    23,270
                                                                                  ===========   ===========
Supplemental disclosures:
     Income taxes paid                                                            $     1,820   $       829
                                                                                  ===========   ===========
     Interest paid                                                                $     2,275   $     2,757
                                                                                  ===========   ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FNANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         PennCorp Financial Group, Inc. (the "Company", "PennCorp") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") and Executive Fund Life Insurance Company (which was merged into PLIC effective July 1, 1996) and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, PLIC and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life"), Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"), Salem Life Insurance Corporation ("Salem Life") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC") and Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC") (Salem Life and its wholly-owned subsidiaries collectively referred to as "Integon Life"), United Life and Annuity Insurance Company ("UC Life"), and PLAIC, the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

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

(2)  PENDING MERGER, ACQUISITION, AND RELATED TRANSACTIONS

The Company, pending final review by the Securities and Exchange Commission ("SEC") of the Joint Proxy Statement and Prospectus will be soliciting shareholder approval for the following transactions: (i) the merger of the Company and Washington National Corporation, (ii) the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries,
(iii) the acquisition of the Fickes and Stone Knightsbridge Interests, and (iv) other items.

Under the terms of the restated merger agreement, Washington National Corporation shareholders will receive the right to receive $29.50 per share of consideration in the form of cash, PennCorp Common Stock, or a combination of cash and PennCorp Common Stock. The aggregate consideration to be received by the Washington National Corporation shareholders will be approximately $377,000, of which $100,000 with the right by PennCorp to increase the portion of the purchase price consideration to a maximum of 45% of the transaction value, will be subject to cash elections.

PennCorp will receive its right to acquire the Controlling Interest in Southwestern Financial Corporation and Subsidiaries through the assignment by Fickes and Stone and Knightsbridge ("the Controlling Parties") of certain rights including common stock and common stock equivalents of Southwestern Financial Corporation and Subsidiaries. The Controlling Parties will receive aggregate cash consideration ranging from $67,500 to $69,600
(not including expenses) depending upon the outcome of certain contingencies.

In addition, PennCorp has proposed to acquire the Fickes and Stone Knightsbridge Interests for total consideration in the form of estimated annual payments of $330 due April 15, 1997, each year through 2001 and the issuance by PennCorp of 173,160 shares of PennCorp Common Stock to each of Fickes and Stone on April 15, 2001.

It is anticipated that PennCorp common shareholders will vote on the above transactions in July 1997, and, subject to shareholder approval, the Company intends to consummate such transactions as expeditiously as possible.

(3)      SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

         Through its direct investment in Southwestern Financial Corporation and Subsidiaries, the Company beneficially owns 74.8% of the economic interest in Southwestern Financial Corporation and Subsidiaries.

         Financial information for Southwestern Financial Corporation and Subsidiaries is provided below.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                           MARCH 31, 1997      DECEMBER 31, 1996
                                                           --------------      -----------------
                                                             (unaudited)
ASSETS:
       Invested assets                                      $   1,598,926        $   1,640,991
       Insurance assets                                           359,671              107,230
       Other assets                                               208,418              462,329
                                                            -------------        -------------
             Total assets                                   $   2,167,015        $   2,210,550
                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
       Policy liabilities                                   $   1,734,438        $   1,745,160
       Long-term debt                                             158,500              159,750
       Other liabilities                                          109,175              127,237
       Mandatory redeemable preferred stock                        34,607               33,879
       Shareholders' equity                                       130,295              144,524
                                                            -------------        -------------
             Total liabilities and shareholders' equity     $   2,167,015        $   2,210,550
                                                            =============        =============

                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                 (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                           -----------------------------------
                                                           MARCH 31, 1997       MARCH 31, 1996
                                                           --------------       --------------
REVENUES:
       Policy revenues                                      $      37,500        $      62,708
       Net investment income                                       32,097               33,020
       Net gains from sale of investments                              15                  511
       Other income                                                 6,184                3,664
                                                            -------------        -------------
             Total revenues                                        75,796               99,903
                                                            -------------        -------------

BENEFITS AND EXPENSES:
       Policyholder benefits                                       45,282               64,930
       Amortization                                                 6,047                6,039
       Underwriting and other administrative expenses              11,578               15,107
       Interest and related debt costs                              3,436                3,575
                                                            -------------        -------------
             Total benefits and expenses                           66,343               89,651
                                                            -------------        -------------

Income before income taxes                                          9,453               10,252
             Income tax expense                                     3,724                3,812
                                                            -------------        -------------

Net income                                                          5,729                6,440
             Preferred stock dividend requirements                    728                  667
                                                            -------------        -------------

Net income applicable to common stockholders                $       5,001        $       5,773
                                                            =============        =============

(4)     RESTRUCTURING CHARGES

In the third quarter of 1996, the Company initiated a strategic business evaluation designed to realign the underlying business units into five operating divisions: Career Sales, Individual Sales, Financial Services, Payroll Sales, and Other Insurance.

The evaluation considered each of the current operating companies, including the anticipated merger of the Company and Washington National Corporation and the purchase of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries, and (a) their impact on the Company's current and long-term profitability potential, (b) the ability to absorb operations related to future acquisitions, and (c) market focus.

As a result of this effort, at the end of the first quarter of 1997 management authorized and committed the Company to implement the new divisional structure, including the closure of all foreign operations except for Canada, and recorded a cumulative pre-tax restructuring charge of $19,071. It is probable that the final determination of the pending merger of the Company and Washington National Corporation and the purchase of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries will result in certain additional charges which cannot be definitively determined at this time.

The restructuring charge recognizes: (a) severance and related benefits incurred due to staff reductions ($5,355), (b) estimated holding costs of vacated facilities ($6,166), (c) the write-off of certain fixed assets and other impaired assets ($1,526), (d) estimated contract termination costs ($23), and
(e) the Company's investment in certain foreign operations which will be closed ($6,001). As of March 31, 1997, $346 of severance and related benefits has been charged against these restructuring accruals.

The Company estimates approximately $1,981 of pre-tax incremental costs associated with the restructuring were incurred during the three months ended March 31, 1997, and estimates an additional $3,300 will be incurred through March 31, 1998. These incremental costs will benefit future operations and do not qualify for accrual. Examples of these incremental costs include employee travel, relocation and training, and the physical move of fixed assets.

(5)      REDEMPTION OF PREFERRED STOCK AND CERTAIN EQUITY TRANSACTIONS

         On March 15, 1997, the Company redeemed all of the previously outstanding Series B Mandatory redeemable preferred stock at its stated redemption value of $14,705. During the period certain employees and agents exercised stock options and warrants resulting in the issuance of 118,341 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $2 and $864, respectively. On January 11, 1997, the Company repurchased 100,000 shares for an aggregate purchase price of $35.38 per share resulting in a $3,538 increase in the value of treasury stock held.

(6)      NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes and simplifies the existing computation, presentation and disclosure requirements for earnings per share outlined under Accounting Principles Board Opinion No. 15, "Earnings Per Share". Under the new methodology, "basic" earnings per share will replace "primary" earnings per share and will exclude the dilutive effect of common stock equivalents. SFAS No. 128 also revises the calculation of "fully diluted" earnings per share with "diluted" earnings per share. This change is not anticipated to have a material impact on reported fully diluted earnings per share calculated under the Company's current capital structure.

         SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods presented. Earlier application is not permitted, however disclosure of pro forma earnings per share amounts computed utilizing the standards established by SFAS No. 128 is permitted in the notes to the financial statements for periods ending prior to the effective date. Pro forma earnings per share for the three month periods ended March 31, 1997 and 1996, are as follows:

                         March 31, 1997                March 31, 1996
                         --------------                --------------
   Basic                       $0.32                        $0.72
   Diluted                     $0.30                        $0.60

In March 1997, the FASB issued Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 is effective for both interim and annual financial statements issued after December 15, 1997, and clarifies the disclosure requirements related to the type, and nature, of securities contained within the Company's capital structure.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


    The March 31, 1997 and 1996, financial statements included in this filing have been reviewed by KPMG Peat Marwick L.L.P., independent certified public accountants, in accordance with established professional standards and procedures for such a review.

    The report of KPMG Peat Marwick L.L.P commenting upon their review is included on page 12.













                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                      Independent Auditors' Review Report


The Board of Directors and Shareholders
PennCorp Financial Group, Inc.

         We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/ KPMG PEAT MARWICK LLP


May 15, 1997
Raleigh, North Carolina

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 1996.

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

       Restructuring Charges. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time and the need for the Company to be able to rapidly integrate future acquisitions, the Company began a strategic business evaluation during the third quarter of 1996. During the period ended March 31, 1997, the Company completed its review of the existing business units and commenced a plan to fully establish five operating divisions: Career Sales, Individual Sales, Financial Services, Payroll Sales, and Other Insurance. The Company thoughtfully considered the impact the pending merger with Washington National Corporation and the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries may have on the divisional structure. However, certain portions of the Company's restructuring plan will not be definitive until the consummation of the pending merger, acquisition and related transactions. As a result, it is probable that this Company may incur certain additional restructuring charges as the final determination of the time of consummation of the merger with Washington National Corporation and the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries are known.

      During the first quarter of 1997 management authorized and committed the Company to implement the new divisional structure, including the closure of all foreign operations except for Canada. As a result the Company recorded a cumulative pre-tax restructuring charge of $19,071.

      The restructuring charge recognizes: (a) severance and related benefits incurred due to staff reductions ($5,355), (b) estimated holding costs of vacated facilities ($6,166), (c) the write-off of certain fixed assets and other impaired assets ($1,526), (d) estimated contract termination costs ($23), and
(e) the Company's investment in certain foreign operations which will be closed ($6,001). As of March 31, 1997, $346 of severance and related benefits has been charged against these restructuring accruals.

       The Company estimates approximately $1,981 of pre-tax incremental costs associated with the restructuring were incurred during the three months ended March 31, 1997, and estimates an additional $3,300 will be incurred through March 31, 1998. These incremental costs will benefit future operations and do not qualify for accrual. Examples of these incremental costs include employee travel, relocation and training, and the physical move of fixed assets.

       For the period ended March 31, 1997, the following table eliminates from the reported results of the Company the related impact of the restructuring charges which the Company believes to be material in order to improve the comparability of such information.

                                                                                 Three months ended              Three months ended
                                                                                   March 31, 1997                  March 31, 1996
                                                                       --------------------------------------    ------------------
                                                                                    Restructuring  As Reported
                                                                       As Reported      Costs          (net)         As Reported
                                                                       -----------  ------------   -----------       -----------
OPERATING INFORMATION:
 Total revenues                                                           $168,464                   $168,464          $127,860

 Benefits and expenses
  Claims incurred                                                           44,655                     44,655            44,326
  Change in liability for future policy benefits and other
   policy benefits                                                          29,706                     29,706            11,490
  Amortization of present value of insurance in force
   and deferred policy acquisition costs                                    19,369                     19,369            14,859
  Amortization of costs in excess of net assets acquired                     2,064                      2,064             2,030
  Underwriting and other administrative expenses                            30,849      1,981          28,868            23,632
  Interest and amortization of deferred debt issuance costs                  4,387                      4,387             6,057
  Restructuring charge                                                      19,071     19,071            -                 -
                                                                          --------                   --------          --------
    Total benefits and expenses                                            150,101                    129,049           102,394
                                                                          --------                   --------          --------

 Income before income taxes, undistributed earnings in unconsolidated
  affiliates and extraordinary charge                                       18,363                     39,415            25,466
    Income tax expense                                                       8,217                     14,518             9,630
                                                                          --------                   --------          --------
 Net income before undistributed earnings in unconsolidated affiliates
  and extraordinary charge                                                  10,146                     24,897            15,836
    Undistributed earnings in unconsolidated affiliates                      3,741                      3,741             4,318
                                                                          --------                   --------          --------
 Net income before extraordinary charge                                     13,887                     28,638            20,154
    Extraordinary charge, net of income taxes                                 -                          -                 (816)
                                                                          --------                   --------          --------
 Net income                                                                 13,887                     28,638            19,338
    Preferred stock dividend requirements                                    4,927                      4,927             2,691
                                                                          --------                   --------          --------
 Net income applicable to common stock                                      $8,960                    $23,711           $16,647
                                                                          ========                   ========          ========


       Pending Merger, Acquisition and Related Transactions. On January 22, 1997, the Company filed with the Securities and Exchange Commission ("SEC"), a preliminary PennCorp Financial Group, Inc. and Washington National Corporation Joint Proxy Statement and Prospectus ("Joint Proxy Statement") in which the Company, pending final review by the SEC, will be soliciting shareholder approval for the following transactions: (i) the merger with Washington National Corporation, (ii) the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries, (iii) the acquisition of the Fickes and Stone Knightsbridge Interests, and (iv) other items.

       The merger with Washington National Corporation and the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries will expand the Company's individual and payroll sales division operations with similar products, distribution channels and asset mixes.

       The Company anticipates, pending regulatory and shareholder approval, consummating the merger with Washington National Corporation, the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries, and the acquisition of the Fickes and Stone Knightsbridge Interests in July 1997.

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

       During the three month period ended March 31, 1997 the Company received $2.7 million in interest payments or dividends from its subsidiary and paid $4.6 million and $1.4 million in interest on preferred stock and common stock dividends respectively. The Company utilized funds available under its revolving credit facility to fund the shortfall. For periods beginning in 1998, under current statutory limitations, the Company believes that it will receive sufficient cash flow from the surplus Note Companies and their respective subsidiaries to satisfy its cash requirements. As a result of the Company's decision to retain capital and surplus at the insurance subsidiary level, and with the contemplated realignment of the insurance subsidiaries into operating divisions, the Company believes that its insurance subsidiaries have excess capital and surplus. The Company's own established targets for estimated risk-based capital requirements indicate that the insurance divisions could make available approximately $50.0 to $60.0 million to PennCorp, subject to applicable regulatory approvals.

During the three months ended March 31, 1997, cash provided by operations was $88.9 million compared to cash provided by operations of $8.2 million for the three-month period ended March 31, 1996. UC Life provided $26.4 million, consisting primarily of investment income. When including interest sensitive products cash flows for both periods and excluding the effect of UC Life, cash used by operations was $2.9 million for the three month period ended March
31, 1997 compared to cash used by operations of $6.5 million for the three month period ended March 31, 1996. The improvement in cash flows from operations resulted primarily from improvements at Integon Life.

RESULTS OF OPERATIONS

       Policy Revenue. Total policy revenue for the three months ended March 31, 1997, increased 3% to $89.7 million from $87.1 million for the comparable period ended March 31, 1996, as the Company continues to focus on balancing life policy revenues with those of fixed benefit products.

       Net Investment Income. Net investment income for the three months ended March 31, 1997 was $68.9 million compared to $41.3 million for the three months ended March 31, 1996. Of the $27.6 million increase in investment income, $28.0 million of the increase was attributable to the addition of UC Life.

       Other Income. Included in other income for the three-month period ended March 31, 1997 are revenues derived from the Companies non-insurance subsidiaries, primarily Marketing One, whose results were consolidated with those of the Company beginning October 1, 1996. For the three-month period ended March 31, 1996 included in other income were losses aggregating $500,000 as a result of the Company's investment trading activities.

       Claims Incurred. Claims incurred for the three months ended March 31, 1997 increased slightly to $44.7 million from $44.3 million for the three-month period ended March 31, 1996. The increase in claims incurred is attributable to $2.0 million of claims from UC Life. In addition to UC Life, other claims incurred increases resulted from a modest deterioration in fixed benefit product claims for Penn Life and OLIC resulting in $2.6 million increase. Offsetting such increase were declines for its life insurance lines of business of $4.2 million. The Company considers such minor deviations between periods to be normal.

       Underwriting and Other Administrative Expenses. For the three-month period ended March 31, 1997, underwriting and other administrative expenses increased 22.2% to $28.9 million from $23.6 million for the three months ended March 31, 1996. The increase is primarily attributable to the inclusion of $7.7 million of expenses from UC Life and Marketing One. Expenses for all other operating subsidiaries combined dropped $2.4 million as the result of an expense base that was nearly unchanged despite the resulting efforts of the Company.

       Interest and Related Debt Costs. For the three-month period ended March 31, 1997, interest and amortization of deferred debt issuance costs declined to $4.4 million from $6.1 million for the comparable 1996 period. This decline was the result of the repayment of $100.0 million of bridge financing and $37.0 million of subsidiary debt financing in March, 1996 from proceeds from the Company's February, 1996 Common Stock offering. Weighted average indebtedness outstanding for the three-month period ended March 31, 1997 was approximately $34.0 million less at an interest cost that was approximately 150 basis points less than the comparable 1996 period. The Company has utilized its less costly revolving bank credit facility to repurchase approximately $38 million of Senior Subordinated Notes, resulting in a 220 basis point arbitrage.

       Income Taxes. The effective tax rate for the three months ended March 31, 1997 was 44.7% compared to 37.8% for the three months ended March 31, 1996. Excluding the impact of $19.1 million in restructuring charges, which derive tax benefits totalling $4.6 million, the Company's effective tax rate would have been 36.8% for the three months ended March 31, 1997. The modest decline in the adjusted effective tax rate of 36.8% is less than the comparable prior period as the result of less foreign source income, which is taxed at a higher statutory rate, to the Company's total pre-tax income.












                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

        In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al, and the PennCorp Financial Group, Inc., C.A. No. 14775 (the "Tozour Case") and Lois Miller v. David J. Stone et al, and the PennCorp Financial Group, Inc., C.A. No 14795 (the "Miller Complaint") were filed against the Company and each of its directors, individually, in the Delaware Court of Chancery. The complaint in the Miller it has not yet been served on the Company or the other defendants. Both suits allege that the Southwestern Financial Corporation and Subsidiaries investment involved the usurpation of a corporate opportunity and a waste of the Company's assets by Messrs. Stone and Fickes, and that the directors of the Company in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to the Company and its stockholders, having favored the interests of Messrs. Stone and Fickes over the Company and its stockholders. These lawsuits seek judgments against each of the defendants for the amount of damages sustained, or to be sustained, by the company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.

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

        The defendants and the plaintiffs' counsel entered into a Stipulation and Agreement of Compromise and Settlement dated March 28, 1997 (the "Proposed Settlement") of the shareholder derivative actions. The Proposed Settlement consists of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 in Southwestern Financial Corporation and Subsidiaries common stock warrants they hold for no consideration enabling the Company to purchase the Controlling Interest in Southwestern Financial Corporation and Subsidiaries for $67.5 million, reducing the price to be paid by the Company for the Controlling Interest in Southwestern Financial corporation and Subsidiaries by approximately $2.0 million, (ii) the Company's Board of Directors will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interest, (iii) the Company's Board of Directors will proceed with the acquisition of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the Controlling Interest in Southwestern Financial Corporation and Subsidiaries; (iv) the Company's Board of Directors will submit the purchase of the Fickes and Stone Knightsbridge Interests and the Controlling Interest in Southwestern Financial Corporation and Subsidiaries to a vote of a majority of the Company's stockholders present at the Stockholders meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the Controlling Interest in Southwestern Financial Corporation and Subsidiaries and (vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Numbers
         -------

            11.1   Computation of earning per share

            15.1   Independent Auditors' Report *

            27     Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

         * Such exhibit is incorporated by reference to page 10 of this Form 10-Q.











                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PennCorp Financial Group, Inc.
                                   --------------------------------------------
                                            (The Registrant)






Date:  May 15, 1997           By:/s/ Steven W. Fickes
                                   --------------------------------------------
                                   Steven W. Fickes
                                   President and Chief Financial Officer
                                   (Authorized officer and principal accounting
                                   and financial officer of the Registrant)

                               INDEX TO EXHIBITS



         Exhibit
         Numbers
         -------
            11.1    Computation of earning per share

            15.1    Independent Auditors' Report *

            27      Financial Data Schedule



         * Such exhibit is incorporated by reference to page 12 of this Form
           10-Q.