Form 10-K/A
period 1996-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-07-01
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 2

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                         PENNCORP FINANCIAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART II

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . .    3

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . .   57

                                                                         PAGE 3
                   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                  ----
PennCorp Financial Group, Inc. and Subsidiaries                     4

Southwestern Financial Corporation and Subsidiaries                30

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




KPMG PEAT MARWICK LLP


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents

            1.   Exhibits


                 2.1 Purchase Agreement among I.C.H. Corporation, SWL Holding Corporation, Care Financial Corporation, Facilities Management Installation, Inc. and Southwestern Financial Corporation, Southwestern Financial Services Corporation and PennCorp Financial Group, Inc., dated as of December 1, 1995 and Addendum to Purchase Agreement dated as of December 14, 1995. (8)

                 2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996. (6)

                 2.3 Amended and Restated Agreement and Plan of Merger dated as of November 25, 1996 by and between PennCorp Financial Group, Inc. and Washington National Corporation. (4)

                 3.1      Restated By-Laws of PennCorp Financial Group, Inc.
                          (14)

                 3.3 Second Restated Certificate of Incorporation of PennCorp Financial Group, Inc. as amended. (9)

                 4.1      Certificate of Designation of Series C Preferred
                          Stock.  (7)

                 4.2 Corrected Certificate of Designation of $3.375 Convertible Preferred Stock. (7)

                 4.3 Certificate of Designation of $3.50 Series II Convertible Preferred Stock (5)

                 4.4 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (13)

                 10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994. (12)

                 10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994.
                          (11)

                 10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996. (3)

                 10.4 10% Promissory Note in the original principal amount of $30,661,996, issued by American- Holdings Corporation to Pennsylvania Life Insurance Company, dated July 1, 1996. (3)

                 10.5 Certificate of Contribution in the original principal amount of $54,332,790 issued by Integon Financial Life Insurance Corporation to Integon Life Corporation, dated July 25, 1995. (7)

                          -----------------------------------------------------

                            MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

                 10.6 Employment Agreement, dated as of August 19, 1990, between PennCorp Financial Group, Inc. and William M. McCormick. (15)

                 10.7     PennCorp Financial, Inc. Retirement and Savings Plan.
                          (15)

                 10.8 PennCorp Financial, Inc. Executive Officer Incentive Plan. (15)

                 10.9     PennCorp Financial Group, Inc. 1992 Stock Option
                          Plan.  (15)

                 10.10 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (15)

                 10.11 Form of Restricted Stock Agreement By and Between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (11)

                 10.12 Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone entered into June 7, 1996. (3)

                 10.13 Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes entered into June 7, 1996. (3)

                 10.14 Amendment Number One to Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (1)

                 10.15 Amendment Number One to Employment Agreement between PennCorp

                          Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (1)

                 10.16 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan (3)

                 10.17 PennCorp Financial Group, Inc. 1996 Senior Executive Annual Incentive Award Plan (3)

                 10.18 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (10)

                 10.19 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (8)

                 10.20 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (3)

                 10.21 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (3)

                 10.22 Stockholders Agreement dated December 14, 1995 between Southwestern Financial Corporation and the Security holders listed on the signature pages thereof. (8)

                 10.23 Credit Agreement dated March 12, 1997 by and among PennCorp Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and Nationsbank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent. (2)

                 11       Computations of earnings per share.  (3)

                 12.1     Computation of ratio of earnings to fixed charges.
                          (3)

                 12.2     Computation of ratio of EBITDA to interest expense.
                          (3)

                 21       List of subsidiaries of the Registrant.  (3)

                 22       Consent of Independent Auditors (1)

                 99.1 Consent to be named director nominee of PennCorp Financial Group, Inc. by Ronald L. Bornheutter dated as of April 30, 1997. (2)

                 99.2 Consent to be named director nominee of PennCorp Financial Group, Inc. by W. Francis Brennan dated as of April 30, 1997. (2)


   (1)      Filed herewith.

   (2) Such exhibit is incorporated by reference to the Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1996, of PennCorp Financial Group, Inc.

   (3) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, of PennCorp Financial Group, Inc.

   (4) Such exhibit is incorporated by reference to the Form 8-K dated November 25, 1996, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

   (5) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. which was filed with the Securities and Exchange Commission on October 10, 1996.

   (6) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

   (7) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

   (8) Such exhibit is incorporated by reference to the Form 8-K dated December 14, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on December 28, 1995 related to its investment in Southwestern Financial Corporation.

   (9) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

  (10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1995 of PennCorp Financial Group, Inc.

   (11) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

   (12) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

   (13) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

   (14) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

   (15) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33- 50530) of PennCorp Financial Group, Inc.

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



                                           PennCorp Financial Group, Inc.
                                           (Registrant)

Dated:   July 1, 1997             By:      /s/  Scott D. Silverman
                                           -----------------------------------
                                           Scott D. Silverman
                                           Senior Vice President, General
                                           Counsel and Secretary

                                INDEX TO EXHIBITS


               EXHIBIT
               NUMBER     DESCRIPTION
               --------   -----------
                 2.1      Purchase Agreement among I.C.H. Corporation, SWL
                          Holding Corporation, Care Financial Corporation,
                          Facilities Management Installation, Inc. and
                          Southwestern Financial Corporation, Southwestern
                          Financial Services Corporation and PennCorp Financial
                          Group, Inc., dated as of December 1, 1995 and
                          Addendum to Purchase Agreement dated as of December
                          14, 1995.  (8)

                 2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996. (6)

                 2.3 Amended and Restated Agreement and Plan of Merger dated as of November 25, 1996 by and between PennCorp Financial Group, Inc. and Washington National Corporation. (4)

                 3.1      Restated By-Laws of PennCorp Financial Group, Inc.
                          (14)

                 3.3 Second Restated Certificate of Incorporation of PennCorp Financial Group, Inc. as amended. (9)

                 4.1      Certificate of Designation of Series C Preferred
                          Stock.  (7)

                 4.2 Corrected Certificate of Designation of $3.375 Convertible Preferred Stock. (7)

                 4.3 Certificate of Designation of $3.50 Series II Convertible Preferred Stock (5)

                 4.4 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (13)

                 10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994. (12)

                 10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994.
                          (11)

                 10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996. (3)

                 10.4 10% Promissory Note in the original principal amount of $30,661,996, issued by American- Holdings Corporation to Pennsylvania Life Insurance Company, dated July 1, 1996. (3)

                 10.5 Certificate of Contribution in the original principal amount of $54,332,790 issued by Integon Financial Life Insurance Corporation to Integon Life Corporation, dated July 25, 1995. (7)

                          -----------------------------------------------------

                            MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

                 10.6 Employment Agreement, dated as of August 19, 1990, between PennCorp Financial Group, Inc. and William M. McCormick. (15)

                 10.7     PennCorp Financial, Inc. Retirement and Savings Plan.
                          (15)

                 10.8 PennCorp Financial, Inc. Executive Officer Incentive Plan. (15)

                 10.9     PennCorp Financial Group, Inc. 1992 Stock Option
                          Plan.  (15)

                 10.10 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (15)

                 10.11 Form of Restricted Stock Agreement By and Between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (11)

                 10.12 Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone entered into June 7, 1996. (3)

                 10.13 Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes entered into June 7, 1996. (3)

                 10.14 Amendment Number One to Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (1)

                 10.15 Amendment Number One to Employment Agreement between PennCorp

                          Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (1)

                 10.16 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan (3)

                 10.17 PennCorp Financial Group, Inc. 1996 Senior Executive Annual Incentive Award Plan (3)

                 10.18 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (10)

                 10.19 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (8)

                 10.20 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (3)

                 10.21 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (3)

                 10.22 Stockholders Agreement dated December 14, 1995 between Southwestern Financial Corporation and the Security holders listed on the signature pages thereof. (8)

                 10.23 Credit Agreement dated March 12, 1997 by and among PennCorp Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and Nationsbank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent.(2)

                 11       Computations of earnings per share.  (3)

                 12.1     Computation of ratio of earnings to fixed charges.
                          (3)

                 12.2     Computation of ratio of EBITDA to interest expense.
                          (3)

                 21       List of subsidiaries of the Registrant.  (3)

                 22       Consent of Independent Auditors (1)

                 99.1 Consent to be named director nominee of PennCorp Financial Group, Inc. by Ronald L. Bornheutter dated as of April 30, 1997. (2)

                 99.2 Consent to be named director nominee of PennCorp Financial Group, Inc. by W. Francis Brennan dated as of April 30, 1997. (2)


   (1)      Filed herewith.

   (2) Such exhibit is incorporated by reference to the Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1996, of PennCorp Financial Group, Inc.

   (3) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991, of PennCorp Financial Group, Inc.

   (4) Such exhibit is incorporated by reference to the Form 8-K dated November 25, 1996, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on December 4, 1996, providing a copy of the Amended and Restated Agreement and Plan of Merger with Washington National Corporation.

   (5) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. which was filed with the Securities and Exchange Commission on October 10, 1996.

   (6) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of the United Companies Life Insurance Company.

   (7) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

   (8) Such exhibit is incorporated by reference to the Form 8-K dated December 14, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on December 28, 1995 related to its investment in Southwestern Financial Corporation.

   (9) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

   (10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1995 of PennCorp Financial Group, Inc.

   (11) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

   (12) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

   (13) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

   (14) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

   (15) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33- 50530) of PennCorp Financial Group, Inc.