Form 10-Q
period 1997-06-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-08-19
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            June 30, 1997
                                ------------------------------------------------


                     Commission file number    1-11422
                                             -------------


                        PennCorp Financial Group, Inc.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


     Delaware                                             13-3543540
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
                          If Changes Since Last Report


         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X   No
                                             ----     ----


         Indicate the number of shares outstanding of each of the Issuer's common stock, as of the latest practicable date.


               Class                                    28,026,042
----------------------------------          ------------------------------------
   Common Stock, $.01 Par Value                   As of August 12, 1997

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                        Page No.
                                                                                        --------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheets -
                      June 30, 1997, and December 31, 1996 . . . . . . . . . . . . . . .    3

                 Consolidated Condensed Statements of Income -
                      Three Month and Six Month Periods Ended
                      June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .    4

                 Consolidated Condensed Statements of Cash Flows -
                      Six Month Periods Ended June 30, 1997 and 1996  . . . . . . . . . .   5

                 Notes to Unaudited Consolidated Condensed Financial Statements  . . . .    6

                 Review by Independent Certified Public Accountants  . . . . . . . . . .   11

                 Independent Auditors' Review Report . . . . . . . . . . . . . . . . . .   12

         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations  . . . . . . . . . .   13

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . .   24

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   25

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

                        PART I. -- FINANCIAL INFORMATION
                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                      (UNAUDITED)
                                                                                    ---------------      -------------
                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         1997                  1996
                                                                                    ---------------      -------------
 ASSETS:
 Investments:
     Fixed maturities:
          Held for investment, at amortized cost                                    $            --      $      87,330
          Available for sale, at fair value                                               3,065,548          2,993,925
     Equity securities available for sale, at fair value                                     13,398             20,867
     Trading securities, at fair value                                                           --             31,140
     Mortgage loans on real estate                                                          258,344            256,998
     Policy loans                                                                           146,127            145,976
     Short-term investments                                                                  83,589             63,113
     Other investments                                                                       44,285             46,848
                                                                                    ---------------      -------------
          Total investments                                                               3,611,291          3,646,197
 Cash                                                                                         4,172             39,464
 Accrued investment income                                                                   47,565             48,643
 Accounts and notes receivable                                                               56,622             47,307
 Investment in unconsolidated affiliate                                                     147,282            144,652
 Present value of insurance in force                                                        325,947            351,973
 Deferred policy acquisition costs                                                          305,359            268,356
 Costs in excess of net assets acquired                                                     148,841            148,174
 Other assets                                                                               177,577            138,967
                                                                                    ---------------      -------------
          Total assets                                                              $     4,824,656      $   4,833,733
                                                                                    ===============      =============
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Liabilities:
     Policy liabilities and accruals                                                $     3,466,029      $   3,562,108
     Notes payable                                                                          270,046            210,325
     Income taxes, primarily deferred                                                        74,966             65,036
     Other liabilities                                                                      152,044            118,401
                                                                                    ---------------      -------------
          Total liabilities                                                               3,963,085          3,955,870
                                                                                    ---------------      -------------
 Mandatory redeemable preferred stock:
     Series B, $.01 par value, $100 initial redemption value;
       authorized, issued and outstanding -0- at June 30, 1997,
       and 127,500 at December 31, 1996                                                          --             14,689
     Series C, $.01 par value, $100 initial redemption value;
       authorized, issued and outstanding 178,500 at June 30,
       1997, and December 31, 1996                                                           19,002             18,175
 Shareholders' Equity:
     $3.375 Convertible Preferred Stock, $.01 par value, $50
       redemption value; authorized issued and outstanding
       2,300,000 at June 30, 1997, and December 31, 1996                                    110,513            110,513
     $3.50 Series II Convertible Preferred Stock, $.01 par
       value, $50 redemption value; authorized issued and
       outstanding 2,875,000 at June 30, 1997, and
       December 31, 1996                                                                    139,157            139,157
     Common stock, $.01 par value; authorized 50,000,000;
       issued and outstanding 28,800,631 at June 30, 1997,
       and 28,647,714 at December 31, 1996                                                      288                286
     Additional paid-in capital                                                             396,651            393,156
     Unrealized foreign currency translation losses                                         (16,908)           (14,969)
     Unrealized gains on securities available for sale                                       16,062             19,582
     Retained earnings                                                                      223,115            202,144
     Treasury shares                                                                        (24,809)            (3,370)
     Notes receivable secured by common stock                                                (1,500)            (1,500)
                                                                                    ---------------      -------------
          Total shareholders' equity                                                        842,569            844,999
                                                                                    ---------------      -------------
          Total liabilities and shareholders' equity                                $     4,824,656      $   4,833,733
                                                                                    ===============      =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

               PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                 (UNAUDITED)

                                                                        ---------------------------    ---------------------------
                                                                         THREE MONTH PERIODS ENDED       SIX MONTH PERIODS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                        ---------------------------    ---------------------------
                                                                          1997              1996           1997            1996
                                                                        ---------        ----------    -----------     -----------
 REVENUES:
     Premiums, principally accident and sickness                        $  62,243        $   62,759    $   128,720     $   127,180
     Interest sensitive product policy charges                             23,050            22,675         46,276          45,344
     Net investment income                                                 68,218            43,081        137,112          84,415
     Other income                                                           5,391               865         11,431             827
     Net gains from sale of investments                                     4,706             3,955          8,533           3,428
                                                                        ---------        ----------    -----------     -----------
              Total revenues                                              163,608           133,335        332,072         261,194
                                                                        ---------        ----------    -----------     -----------
 BENEFITS AND EXPENSES:
     Claims incurred                                                       50,555            45,355         95,210          89,681
     Change in liability for future policy benefits and
         other policy benefits                                             23,902            10,251         53,608          21,741
     Amortization of present value of insurance in force
         and deferred policy acquisition costs                             19,611            13,405         38,980          28,264
     Amortization of costs in excess of net assets
         acquired                                                           3,056             1,650          5,120           3,680
     Underwriting and other administrative expenses                        30,020            24,237         60,869          47,869
     Interest and amortization of deferred debt issuance costs              5,430             4,321          9,817          10,378
     Restructuring charge                                                      --                --         19,071              --
                                                                        ---------        ----------    -----------     -----------
              Total benefits and expenses                                 132,574            99,219        282,675         201,613
                                                                        ---------        ----------    -----------     -----------
     Income before income taxes, undistributed earnings (losses)
         in unconsolidated affiliates and extraordinary charge             31,034            34,116         49,397          59,581
              Income taxes                                                 11,268            12,288         19,485          21,918
                                                                        ---------        ----------    -----------     -----------
     Net income before undistributed earnings (losses)
        in unconsolidated affiliates and extraordinary
        charge                                                             19,766            21,828         29,912          37,663
              Undistributed earnings (losses)
                  in unconsolidated affiliates                             (1,181)            4,089          2,560           8,408
                                                                        ---------        ----------    -----------     -----------
     Net Income before extraordinary charge                                18,585            25,917         32,472          46,071
              Extraordinary charge                                             --                --             --            (816)
                                                                        ---------        ----------    -----------     -----------
     Net income                                                            18,585            25,917         32,472          45,255
              Preferred stock dividend requirements                         4,874             2,709          9,801           5,400
                                                                        ---------        ----------    -----------     -----------
     Net income applicable to common stock                              $  13,711        $   23,208    $    22,671     $    39,855
                                                                        =========        ==========    ===========     ===========
PER SHARE INFORMATION:

  Primary:
     Net income applicable to common stock before
         extraordinary charge                                           $    0.48        $     0.80    $      0.78     $      1.49
              Extraordinary charge                                             --                --             --           (0.03)
                                                                        ---------        ----------    -----------     -----------
     Net income applicable to common stock                              $    0.48        $     0.80    $      0.78     $      1.46
                                                                        =========        ==========    ===========     ===========

  Common shares used in computing primary earnings per share
    (in thousands)                                                         28,860            29,139         28,991          27,301
                                                                        =========        ==========    ===========     ===========
  Fully diluted:
     Net income applicable to common stock before
         extraordinary charge                                           $    0.48        $     0.73    $      0.78     $      1.37
              Extraordinary charge                                             --                --             --           (0.03)
                                                                        ---------        ----------    -----------     -----------
     Net income applicable to common stock                              $    0.48        $     0.73    $      0.78     $      1.34
                                                                        =========        ==========    ===========     ===========


  Common shares used in computing fully diluted earnings per share
    (in thousands)                                                         28,860            34,256         28,991          32,419
                                                                        =========        ==========    ===========     ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

               PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                      SIX MONTH PERIODS ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                          1997               1996
                                                                                      -------------     -------------
 Net cash provided by operating activities                                            $      46,710     $      31,936
                                                                                      -------------     -------------
 Cash flows from investing activities:
     Purchases of invested assets                                                          (782,317)         (665,393)
     Sales of invested assets                                                               663,906           369,328
     Maturities of invested assets                                                          123,594            45,515
     Other, primarily short term investments, net                                            16,119           262,413
                                                                                      -------------     -------------
          Net cash provided by investing activities                                          21,302            11,863
                                                                                      -------------     -------------
 Cash flows from financing activities:
     Issuance of common stock                                                                 3,497           155,759
     Treasury stock purchase                                                                (21,440)             --
     Additional borrowings                                                                  160,000            20,000
     Reduction in notes payable                                                            (100,139)         (157,000)
     Redemption of preferred stock                                                          (14,706)             --
     Dividends on preferred stock and common stock                                          (11,762)           (8,186)
     Receipts from interest sensitive policies credited to policyholder account
          balances                                                                          106,379            51,695
     Return of policyholder account balances on interest sensitive products                (229,378)         (117,352)
     Other, net                                                                               4,245             2,249
                                                                                      -------------     -------------
          Net cash used by financing activities                                            (103,304)          (52,835)
                                                                                      -------------     -------------
 Decrease in cash                                                                           (35,292)           (9,036)
 Cash at beginning of period                                                                 39,464            27,778
                                                                                      -------------     -------------
 Cash at end of period                                                                $       4,172     $      18,742
                                                                                      =============     =============
 Supplemental disclosures:
     Income taxes paid                                                                $       2,427     $       3,183
                                                                                      =============     =============
     Interest paid                                                                    $       8,061     $       9,418
                                                                                      =============     =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         PennCorp Financial Group. Inc. (the "Company" or "PennCorp") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") and Executive Fund Life Insurance Company (which was merged into PLIC effective July 1, 1996) and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, PLIC and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life"), Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"), Salem Life Insurance Corporation ("Salem Life") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC"), Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC") (Salem Life and its wholly-owned subsidiaries collectively referred to as "Integon Life"), United Life and Annuity Insurance Company ("United Life"), and PLAIC, the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. Such adjustments are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except share information, are stated in thousands.

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

         As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio to its fixed maturities available for sale portfolio as of April 1, 1997. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company marked all assets subject to the transfer to fair value resulting in a net increase in shareholders' equity, net of applicable income taxes, of $1.8 million.

(2)      PENDING MERGER, ACQUISITION, AND RELATED TRANSACTIONS

On November 25, 1996, the Company and Washington National Corporation ("Washington National") entered into a merger agreement. Under the agreement, Washington National will merge with PennCorp and each holder of Washington National common stock will receive common stock of PennCorp, subject to the right to elect to receive a portion of the merger consideration in cash. The merger agreement expires by its terms on August 30, 1997.

As of the date of this Form 10-Q, the Company has not yet received clearance from the Securities and Exchange Commission ("SEC") to release the Joint Proxy Statement and Prospectus to shareholders of PennCorp and Washington National for approval of the merger. Accordingly, it is not possible to mail the proxy statement to the respective shareholders, hold the required special meetings of stockholders, and complete the merger by August 30, 1997. However, the Company and Washington National are holding discussions concerning an extension of the August 30, 1997, expiration date for completion of the merger.

The Company's pending acquisitions of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries ("SW Financial") and the Fickes and Stone Knightsbridge Interests, as well as the annual stockholder's meeting, are also being delayed pending completion of the SEC's Preliminary Joint Proxy Statement and Prospectus review process relating to those transactions, including a review of the Company's historical financial statements.

(3)     SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

        Through its direct investment in SW Financial, the Company beneficially owns approximately 78.0% of the economic interest in SW Financial.

        Financial information for SW Financial is provided below.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                         JUNE 30, 1997     DECEMBER 31, 1996
                                         -------------     -----------------
                                          (unaudited)

ASSETS:
        Invested assets                    $  1,623,291       $  1,640,991
        Insurance assets                        109,631            107,230
        Other assets                            435,263            462,329
                                           ------------       ------------
             Total assets                  $  2,168,185       $  2,210,550
                                           ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
        Policy liabilities                 $  1,727,559       $  1,745,160
        Long-term debt                          157,250            159,750
        Other liabilities                       102,263            127,237
        Mandatory redeemable preferred
          stock                                  35,351             33,879
        Shareholders' equity                    145,762            144,524
                                           ------------       ------------
              Total liabilities and
                shareholders' equity       $  2,168,185       $  2,210,550
                                           ============       ============


                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTH PERIODS ENDED                   SIX MONTH PERIODS ENDED
                                          ----------------------------------         ----------------------------------
                                            JUNE 30, 1997      JUNE 30, 1996           JUNE 30, 1997      JUNE 30, 1996
                                          ---------------      -------------         ---------------      -------------
REVENUES:
        Policy revenues                    $     36,118        $     62,108           $     73,618        $    124,816
        Net investment income                    31,488              31,703                 63,585              64,723
        Net gains (losses) from sale of
          investments                               535                (520)                   550                  (9)
        Other income                              5,514               3,851                 11,698               7,515
                                           ------------        ------------           ------------        ------------
            Total revenues                       73,655              97,142                149,451             197,045
                                           ------------        ------------           ------------        ------------
BENEFITS AND EXPENSES:
        Policyholder benefits                    54,960              63,459                100,242             128,389
        Amortization                              5,890               5,976                 11,937              12,015
        Underwriting and other
          administrative expenses                10,234              14,683                 21,812              29,790
        Interest and related debt costs           3,444               3,435                  6,880               7,010
                                           ------------        ------------           ------------        ------------
            Total benefits and expenses          74,528              87,553                140,871             177,204
                                           ------------        ------------           ------------        ------------
Income (loss) before income taxes                  (873)              9,589                  8,580              19,841
        Income taxes                                200               3,442                  3,924               7,254
                                           ------------        ------------           ------------        ------------
Net income (loss)                                (1,073)              6,147                  4,656              12,587
        Preferred stock dividend
          requirements                              744                 680                  1,472               1,347
                                           ------------        ------------           ------------        ------------
Net income (loss) applicable to common
  stock                                    $     (1,817)       $      5,467           $      3,184        $     11,240
                                           ============        ============           ============        ============

(4)     RESTRUCTURING CHARGE

        As a result of the initiative to implement an operating division structure, the Company recorded a cumulative pre-tax restructuring charge of $19.1 million during the three month period ended March 31, 1997.

        For the three month and six month periods ended June 30, 1997, $2.1 million and $2.4 million, respectively, of severance and related benefits as well as holding costs of vacated facilities have been charged against the restructuring accrual.

        The Company estimates approximately $1.6 million and $3.6 million of pre-tax incremental costs associated with the restructuring were incurred during the three month and six month periods ended June 30, 1997, respectively, and included in the Company's results of operations.

(5) REDEMPTION OF PREFERRED STOCK, CERTAIN EQUITY TRANSACTIONS AND EARNINGS PER SHARE

        On March 15, 1997, the Company redeemed all of the previously outstanding Series B mandatory redeemable preferred stock at its stated redemption value of $14.7 million.

        During the six month period ended June 30, 1997, certain employees and agents exercised stock options and warrants resulting in the issuance of 164,644 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $1,646 and $3.5 million, respectively.

        On January 11, 1997, the Company repurchased 100,000 shares of the Company's Common Stock for an aggregate purchase price of $35.38 per share resulting in a $3.5 million increase in the value of treasury shares held.

        Effective February 12, 1997, the Company purchased from United Companies Financial Corporation ("UCFC"), the former parent of United Life, 483,839 shares of the Company's Common Stock for an aggregate purchase price of $17.9 million plus accrued interest through the closing date, June 9, 1997, of $295,000. The value of treasury shares held increased $17.9 million as a result of this transaction.

        During the three month and six month periods ended June 30, 1997, certain common stock equivalents were antidilutive in the aggregate. As a result, for such periods, primary earnings per common share and fully diluted earnings per common share amounts are equivalent.

(6)     NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes and simplifies the existing computation, presentation and disclosure requirements for earnings per share outlined under Accounting Principles Board Opinion No. 15, "Earnings Per Share".

        SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods presented. Earlier application is not permitted, however disclosure of pro forma earnings per share amounts computed utilizing the standards established by SFAS No. 128 is permitted in the notes to the financial statements for periods ending prior to the effective date. Pro forma earnings per share for the three month and six month periods ended June 30, 1997 and 1996, are as follows:

                  Three month period ended         Six month period ended
                -----------------------------   -----------------------------
                June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                -------------   -------------   -------------   -------------
Basic               $0.49           $0.83           $0.80           $1.56
                    =====           =====           =====           =====
Diluted             $0.46           $0.73           $0.77           $1.34
                    =====           =====           =====           =====

        In March 1997, the FASB issued Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 is effective for both interim and annual financial statements issued after December 15, 1997, and clarifies the disclosure requirements related to the type, and nature, of securities contained within the Company's capital structure. The Company anticipates no changes to present disclosures will be required under SFAS No. 129.

        The FASB issued SFAS No. 130, "Reporting Comprehensive Income", in June 1997. SFAS No. 130 is effective for annual and interim periods ending after December 15, 1997, although early adoption is permitted. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items that will be included in the Company's presentation of comprehensive income, in addition to net income, are unrealized foreign currency translation gains and losses as well as unrealized gains and losses on securities available for sale. The Company is currently evaluating the necessary changes to its disclosures.

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued in June 1997 and is effective for annual and interim periods ending after December 31, 1997, although early adoption is permitted. This statement establishes standards for the methodology public entities use to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate operating information is available and is periodically evaluated by management. The statement requires that companies disclose operating segment data on the same basis utilized internally for evaluating segment performance and determining the allocation of corporate resources. Disclosure requirements include operating segment profit or loss, certain specific revenue and expense items, operating segment assets, as well as various reconciliations of total operating segment information to amounts in the consolidated financial statements. The Company is currently evaluating the appropriate disclosure changes in conjunction with the implementation of the operating division structure initiated in the first quarter of 1997.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      The June 30, 1997 and 1996, financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

      The report of KPMG Peat Marwick LLP commenting upon their review is included on page 12.





                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                      Independent Auditors' Review Report

The Board of Directors and Shareholders
PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of June 30, 1997, the consolidated condensed statements of income for the three and six-month periods ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

August 19, 1997
Raleigh, North Carolina

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filings with the SEC on Form 10-K and Form 10-K/A Amendment Nos. 1 and 2 for the fiscal year ended December 31, 1996.

        The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes of this Quarterly Report on Form 10-Q.

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

GENERAL

        PennCorp Financial Group, Inc. (the "Company", or "PennCorp"), through its operating subsidiaries, is a low cost provider of accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts and accumulation products such as single premium deferred annuities.

        The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

        Restructuring Charges. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time and the need for the Company to be able to rapidly integrate future acquisitions, the Company began a strategic business evaluation during the third quarter of 1996. During the period ended March 31, 1997, the Company completed its review of its existing business units and commenced a plan to establish five operating divisions: Career Sales, Individual Sales, Financial Services, Payroll Sales, and Other Insurance. The Company thoughtfully considered the impact the pending merger with Washington National Corporation and the acquisition of the controlling interest in S W Financial may have on the divisional structure. However, certain portions of the Company's restructuring plan will not be definitive until the consummation of the pending merger, acquisition and related transactions. As a result, it is probable that the Company will incur certain additional restructuring charges as the final determination of the time of consummation of the merger with Washington National Corporation and the acquisition of the controlling interest in S W Financial are known.

        As a result of the initiative to implement an operating division structure, the Company recorded a cumulative pre-tax restructuring charge of $19,071 during the three month period ended March 31, 1997.

        For the three month and six month periods ended June 30, 1997, $2.1 million and $2.4 million, respectively, of severance and related benefits as well as holding costs of vacated facilities have been charged against the restructuring accrual.

        The Company estimates approximately $1.6 million and $3.6 million of pre-tax incremental costs associated with the restructuring were incurred during the three month and six month periods ended June 30, 1997, respectively, and included in the Company's results of operations.

        The following tables reflect pro forma results of operations eliminating the impact of the restructuring costs incurred by the Company for the three month and six month periods ended June 30, 1997:

                                                                                                           Three month
                                                       Three month period ended                           period ended
                                                             June 30, 1997                                June 30, 1996
                                         ---------------------------------------------------------        -------------
                                                             Restructuring
                                         As Reported            Costs            As Reported (net)         As Reported
                                         -----------         -------------       -----------------        -------------
Operating Information:
                                         -----------                             -----------------        -------------
  Total revenues:                           $163,608                                      $163,608             $133,335
                                         -----------                             -----------------        -------------
  Benefits and expenses:
    Claims incurred                           50,555                   --                   50,555               45,355
    Change in liability for
      future policy benefits and other
      policy benefits                         23,902                   --                   23,902               10,251
    Amortization of present value of
      insurance in force and deferred
      policy acquisition costs                19,611                   --                   19,611               13,405
    Amortization of costs in excess of
      net assets acquired                      3,056                   --                    3,056                1,650
    Underwriting and other administrative
      expenses                                30,020                 1,595                  28,425               24,237
    Interest and amortization of deferred
      debt issuance costs                      5,430                   --                    5,430                4,321
    Restructuring charge                         --                    --                      --                   --
                                         -----------                             -----------------        -------------
      Total benefits and expenses            132,574                                       130,979               99,219
                                         -----------                             -----------------        -------------
Income before income taxes,
  undistributed earnings (losses) in
  unconsolidated affiliates and
  extraordinary charge                        31,034                                        32,629               34,116
       Income taxes                           11,268                                        11,843               12,288
                                         -----------                             -----------------        -------------
Net income before undistributed
  earnings (losses) in unconsolidated
  affiliates and extraordinary charge         19,766                                        20,786               21,828
       Undistributed earnings (losses)
         in unconsolidated affiliates         (1,181)                  --                   (1,181)               4,089
                                         -----------                             -----------------        -------------
Net income before extraordinary charge        18,585                                        19,605               25,917
       Extraordinary charge                       --                   --                      --                   --
                                         -----------                             -----------------        -------------
Net income                                    18,585                                        19,605               25,917
       Preferred stock dividend
         requirements                          4,874                   --                    4,874                2,709
                                         -----------                             -----------------        -------------
Net income applicable to common stock        $13,711                                       $14,731              $23,208
                                         ===========                             =================        =============
Per Share Information:
  Primary:
     Net income applicable to common
       stock before extraordinary
       charge                                  $0.48                                         $0.51                $0.80
         Extraordinary charge                    --                                            --                    --
                                         -----------                             -----------------        -------------
     Net income applicable to
       common stock                            $0.48                                         $0.51                $0.80
                                         ===========                             =================        =============
     Weighted average primary
       shares outstanding (in
       thousands)                             28,860                                        28,860               29,139
                                         ===========                             =================        =============
   Fully diluted:
     Net income applicable to
       common stock before extra-
       ordinary charge                         $0.48                                         $0.50                $0.73
         Extraordinary charge                    --                                            --                    --
                                         -----------                             -----------------        -------------
     Net income applicable to
       common stock                            $0.48                                         $0.50                $0.73
                                         ===========                             =================        =============
     Weighted average fully diluted
       shares outstanding (in
       thousands)                             28,860                                        38,203               34,256
                                         ===========                             =================        =============

                                                                                                           Six  month
                                                        Six month period ended                            period ended
                                                             June 30, 1997                                June 30, 1996
                                         ---------------------------------------------------------        -------------
                                                             Restructuring
                                         As Reported            Costs            As Reported (net)         As Reported
                                         -----------         -------------       -----------------        -------------
Operating Information:
                                         -----------                             -----------------        -------------
  Total revenues:                           $332,072                                      $332,072             $261,194
                                         -----------                             -----------------        -------------
  Benefits and expenses:
    Claims incurred                           95,210                   --                   95,210               89,681
    Change in liability for
      future policy benefits and other
      policy benefits                         53,608                   --                   53,608               21,741
    Amortization of present value of
      insurance in force and deferred
      policy acquisition costs                38,980                   --                   38,980               28,264
    Amortization of costs in excess of
      net assets acquired                      5,120                   --                    5,120                3,680
    Underwriting and other administrative
      expenses                                60,869                 3,576                  57,293               47,869
    Interest and amortization of deferred
      debt issuance costs                      9,817                   --                    9,817               10,378
    Restructuring charge                      19,071                19,071                     --                   --
                                         -----------                             -----------------        -------------
        Total benefits and expenses          282,675                                       260,028              201,613
                                         -----------                             -----------------        -------------
Income before income taxes,
  undistributed earnings in
  unconsolidated affiliates and
  extraordinary charge                        49,397                                        72,044               59,581
        Income taxes                          19,485                                        26,361               21,918
                                         -----------                             -----------------        -------------
Net income before undistributed
  earnings in unconsolidated affiliates
  and extraordinary charge                    29,912                                        45,683               37,663
       Undistributed earnings in
         unconsolidated affiliates             2,560                   --                    2,560                8,408
                                         -----------                             -----------------        -------------
Net income before extraordinary charge        32,472                                        48,243               46,071
       Extraordinary charge                      --                    --                      --                  (816)
                                         -----------                             -----------------        -------------
Net income                                    32,472                                        48,243               45,255
       Preferred stock dividend
         requirements                          9,801                   --                    9,801                5,400
                                         -----------                             -----------------        -------------
Net income applicable to common stock        $22,671                                       $38,442              $39,855
                                         ===========                             =================        =============
Per Share Information:
  Primary:
     Net income applicable to common
       stock before extraordinary
       charge                                  $0.78                                         $1.33                $1.49
          Extraordinary charge                  --                                            --                  (0.03)
                                         -----------                             -----------------        -------------
     Net income applicable to
       common stock                            $0.78                                         $1.33                $1.46
                                         ===========                             =================        =============
     Weighted average primary
       shares outstanding (in
       thousands)                             28,991                                        28,991               27,301
                                         ===========                             =================        =============
   Fully diluted:
     Net income applicable to
       common stock before extra-
       ordinary charge                         $0.78                                         $1.24                $1.37
           Extraordinary charge                 --                                            --                  (0.03)
                                         -----------                             -----------------        -------------
     Net income applicable to
       common stock                            $0.78                                         $1.24                $1.34
                                         ===========                             =================        =============
     Weighted average fully diluted
       shares outstanding (in
       thousands)                             28,991                                        38,303               32,419
                                         ===========                             =================        =============

        ONGOING BUSINESS EVALUATION. As part of the strategic business evaluation which resulted in the Company's divisional restructuring, the Company reviewed each of the operating companies and the impact of those operating companies on PennCorp's current and long-term profitability potential, the ability of the operating companies to absorb operations related to future acquisitions and the market focus of the operating companies. PennCorp's evaluation is ongoing and considers the possibility of potential divestitures of certain of its operating subsidiaries which no longer fit into the strategic business plan.

        Preacquisition Contingencies and Allocations. In June 1997, the Company settled various outstanding contingencies arising out of the purchase of United Life with its former owner (UCFC). As a result of such settlement, UCFC will repurchase certain residential mortgage loans originated by UCFC and currently warehoused by United Life upon the occurrence of foreclosure on the underlying property. Under terms of the arrangement, UCFC will repurchase the foreclosed properties for the full value of the underlying principal and accrued interest. As a result of such settlement, loan loss provisions on loans subject to this agreement aggregating $8.5 million have been eliminated resulting in a corresponding reduction of $5.5 million (net of deferred taxes of $3.0 million) in costs in excess of net assets acquired.

        In addition, as part of the settlement the Company repurchased 483,839 shares of PennCorp Common Stock held by UCFC for $17.9 million.

        During the six month period ended June 30, 1997, the Company corrected an immaterial balance sheet classification error which was originally recorded as part of the purchase transaction associated with Professional. Such reclassification had no impact on the Company's results of operations for the periods presented.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Liquidity. The Company's liquidity requirements are funded primarily by its insurance subsidiaries. The insurance subsidiaries' principal sources of cash are premiums and investment income. The insurance subsidiaries' primary uses of cash are policy claims, commissions, operating expenses, income taxes and payments to the Company for principal and interest due under surplus debentures, tax sharing payments and dividends. Both sources and uses of cash are reasonably predictable.

        During the six month period ended June 30, 1997 the Company received $21.2 million in interest payments or dividends from its subsidiaries and paid $8.1 million, $8.9 million and $2.8 million in interest and preferred stock and common stock dividends, respectively. For the remainder of 1997, the Company believes that it may need to utilize funds available under its revolving credit facility to fund a modest shortfall in available cash. For periods beginning in 1998, under current statutory limitations, the Company believes that it will receive sufficient cash flow from its subsidiaries to satisfy its cash requirements. As a result of the Company's decision to retain capital and surplus at the insurance subsidiary level, and with the realignment of the insurance subsidiaries into operating divisions, the Company believes that its insurance subsidiaries have excess capital and surplus. The Company's own established targets for estimated risk-based capital requirements indicate that the insurance divisions could make available approximately $50.0 million to $60.0 million to PennCorp, subject to applicable regulatory approvals.

        Cash Flow. During the six-month period ended June 30, 1997, cash provided by operations was $46.7 million compared to $31.9 million for the six month period ended June 30, 1996. United Life provided $45.2 million in 1997, consisting primarily of investment income. Excluding United Life for the six month period of 1997, cash flow from operations declined by $30.4 million when compared to the six month period ended June 30, 1996. This decline was primarily the result of payments associated with restructuring costs and higher claim payments during the period as compared to the six month period ended June 30, 1996.

        Pending Merger, Acquisition, and Related Transactions. On November 25, 1996, the Company and Washington National entered into a merger agreement. Under the agreement, Washington National will merge with PennCorp and each holder of Washington National common stock will receive common stock of PennCorp, subject to the right to elect to receive a portion of the merger consideration in cash. The merger agreement expires by its terms on August 30, 1997.

        As of the date of this Form 10-Q, the Company has not yet received clearance from the SEC to release the Joint Proxy Statement and Prospectus to shareholders of PennCorp and Washington National for approval of the merger. Accordingly, it is not possible to mail the proxy statement to the respective shareholders, hold the required special meetings of stockholders, and complete the merger by August 30, 1997. However, the Company and Washington National are holding discussions concerning an extension of the August 30, 1997, expiration date for completion of the merger.

        The Company's pending acquisitions of the Controlling Interest in SW Financial and Fickes and Stone Knightsbridge Interests, as well as the annual stockholder's meeting, are also being delayed pending completion of the SEC's Preliminary Joint Proxy Statement and Prospectus review process relating to those transactions, including a review of the Company's historical financial statements.

RESULTS OF OPERATIONS

        Policy Revenue. Total policy revenue for the six-month period ended June 30, 1997, increased 1.4% to $175.0 million from $172.5 million for the comparable period ended June 30, 1996. Life product revenue increased $2.9 million as a result of the inclusion of United Life which added $4.1 of additional life revenue while fixed benefit accident and sickness product revenue declined modestly. The decline in policy revenue from accident and sickness products was primarily attributable to the Company's decision during 1995 to discontinue new business production of certain disability income products. Policy revenue from foreign operations (primarily Canada) increased 7.1% or approximately $1.5 million. Policy revenue expressed in Canadian dollars increased 7.6% or $2.1 million (Canadian).

        For the three month period ended June 30, 1997, total policy revenues were relatively constant at $85.3 million compared to $85.4 million for the three-month period ended June 30, 1996. For the three month period ended June 30, 1997, United Life added $2.0 million of policy revenues. Policy revenues from fixed benefit products offset the increases in life products as policy revenues from Penn Life and Professional declined $1.4 million.

        Net Investment Income. Net investment income for the six months ended June 30, 1997, was $137.1 million compared to $84.4 million for the six months ended June 30, 1996. Of the $52.7 million increase in investment income, $56.0 million of the increase was attributable to the addition of United Life. Offsetting the increase as a result of the United Life acquisition was the loss of investment income from Integon Life of $4.9 million as the result of the liquidation of assets resulting from surrenders on a closed block of accumulation products. In the aggregate, the Company liquidated $123.0 million of assets to fund surrender activity. Yield based upon weighted average amount of invested assets outstanding each period was approximately 7.5% and 7.6% for the six month periods ended June 30, 1997 and 1996, respectively.

        Net investment income for the three-month period ending June 30, 1997, increased substantially to $68.2 million from $43.1 million for the comparable period in 1996. Nearly all the increase was attributable to United Life which positively impacted investment income by $28.0 million.

        Offsetting the impact of United Life were declines in Integon Life investment income of $3.9 million. In addition, slightly higher yields on the portfolio, excluding United Life, which increased to 7.7% from 7.3% resulting in approximately $1.4 million of additional investment income for the three month period ended June 30, 1997, compared to the three month period ended June 30, 1996.

        Other income. Included in other income for the three month and six month periods ended June 30, 1997, was income resulting from the Company's bank marketing distribution channel, Marketing One. Such revenue amounted to $4.9 million and $10.1 million for the three month and six month periods ended June 30, 1997. Prior to October 1, 1996, Marketing One was carried on the cost method and hence, was not consolidated in the Company's financial statements.

        In conjunction with the Company's acquisition and investment activities, management is regularly presented with investment opportunities to invest in substantially undervalued securities in corporations which will likely undertake some form of restructuring. In 1995, the Company established a trading security account for such investments. Included in other income for the six and three month periods ended June 30, 1996, are gains and (losses) of ($219,000) and $295,000 resulting from such activities. The Company substantially liquidated its trading portfolio during 1997 and had no gains or losses associated with the liquidation.

        Gains on the Sale of Investments. During the six month period ended June 30, 1997, the Company realized investment gains of approximately $8.5 million as the result of the Company liquidating certain sectors of its equity security and private placement bond portfolios. As a result of including gains on assets backing interest sensitive liabilities in gross profit margin calculations, the Company accelerated the amortization of the present value of insurance in force and deferred acquisition costs in the aggregated by $1.9 million during the six month period ended June 30, 1997. During the six month period ended June 30, 1996, the Company realized investment gains of $3.4 million.

        For the three month period ended June 30, 1997, the Company realized investment gains of $4.7 million primarily as the result of sales of equity securities and certain real estate holdings. During the three month period ended June 30, 1996, the Company realized approximately $4.0 million of realized gains.

        Claims Incurred. Claims incurred for the six month period ended June 30, 1997 increased 6.1% to $95.2 million from $89.7 million for the six-month period ended June 30, 1996. The inclusion of United Life resulted in $3.9 million of additional claims. In addition, OLIC life claims increased $3.0 million and fixed benefit product claims increased $700,000 during the first six months of 1997 when compared to the first six months of 1996. Although OLIC continues to incur higher life claims than historical averages, the Company does not believe that current claim patterns indicate permanent adverse mortality, but rather a short term elevation in the incidence of mortality. During the period, OLIC ceased actively underwriting new business. Integon Life claims declined $2.6 million for the six month period ended June 30, 1997, when compared to the comparable period for 1996. During 1996, Integon Life realized higher than anticipated mortality primarily as a result of business underwritten during the two year period prior to acquisition by PennCorp.

        For the three month period ended June 30, 1997, claims incurred increased 11.5% to $50.6 million from $45.4 million for the comparable period in 1996. As noted above, the increase in claims was primarily the result of United Life, $1.8 million and OLIC, $1.9 million. Other modest increases in incurred claims for Professional and Penn Life partially offset by a decline in Integon Life incurred claims of $1.5 million accounted for the remainder of the increase.

        Underwriting and Other Administrative Expenses. Excluding the impact of the restructuring charges incurred during the six month period ended June 30, 1997, underwriting and other administrative expenses increased 18.3% to $56.6 million from $47.9 million for the six-month period ended June 30, 1996. The increase is primarily attributable to the inclusion of $10.1 million and $5.6 million of expenses as a result of the consolidation of Marketing One and the acquisition of United Life, respectively. Offsetting the increases was a decline in the Company's Raleigh-based operations expense structure of $9.2 million. The decline is a result of the savings emerging from the restructuring of Professional, OLIC and Integon Life.

        Excluding the impact of the restructuring charges, underwriting and other administrative expenses increased by $3.5 million to $27.7 million for the three month period ended June 30, 1997, when compared to $24.2 million for the same period of 1996. Approximately $5.1 million and $3.1 million was attributable to Marketing One and United Life, respectively. Offsetting the increases was a decline in the Company's Raleigh-based operations expense structure of $6.4 million. As stated above, the decline is the result of the savings emerging from the divisional restructuring. In addition, during the three month period ended June 30, 1997, certain non-insurance subsidiaries incurred additional expenses of approximately $1.8 million primarily associated with administrative systems conversion costs.

        Interest and Related Debt Costs. For the six-month period ended June 30, 1997, interest and amortization of deferred debt issuance costs decreased to $9.8 million from $10.4 million for the comparable 1996 period. This decrease was the result of the Company eliminating subsidiary indebtedness which carried significantly higher cost of funds than credit facility borrowings available to the Company at the parent company level. In addition, the Company utilized funds available under its revolving credit facility to repurchase approximately $35 million of its 9 1/4% Senior Subordinated Notes due 2003 (the "Notes") resulting in a positive interest arbitrage of approximately 180 basis points. The actions noted above result in the Company realizing approximately $345,000 in interest cost savings. During the six month period ended June 30, 1996, the Company had weighted average borrowings of $8.5 million more than the comparable period ended June 30, 1997. Such additional borrowings resulted in additional interest costs of $255,000.

        For the three month period ended June 30, 1997 and 1996, interest costs were $5.4 million and $4.3 million respectively. The increase in costs as a result of the increase in average borrowings outstanding amounted to approximately $836,000. In addition, as a result of the final settlement of contingencies arising out of the acquisition of United Life, the Company incurred $295,000 of interest costs during the settlement period prior to the repurchase of the Company's Common Stock held by UCFC. Also impacting interest costs were the subsidiary refinancings and the repurchase of the $35 million of Notes which resulted in an aggregate decline of $160,000 in interest costs.

        Income Taxes. The effective tax rates for the three month and six month periods ended June 30, 1997, were approximately 36.4% and 39.6%, respectively, compared to 35.8% and 36.8% for the three month and six month periods ended June 30, 1996, respectively. Excluding the impact of $19.1 million of restructuring charges as well as incremental costs associated with the restructuring of $3.6 million, which combined derive an income tax benefit of $5.8 million, the Company's effective tax rate would have been 36.6% for the six month period ended June 30, 1997. The effective rate for all periods presented is higher than the statutory tax rate primarily due to the non-deductibility of the amortization of costs in excess of net assets acquired.

        Equity in Undistributed Earnings of Unconsolidated Affiliates. For the six month periods ended June 30, 1997 and 1996, the Company recognized $2.6 million and $8.4 million of earnings as a result of its economic interest in SW Financial. The significant decline in the results of operations of SW
Financial was primarily related to losses suffered on certain health lines of business aggregating $10.0 million. In addition, for the six month period ended June 30, 1997, SW Financial's operating results were negatively impacted by $1.3 million and $1.1 million due to increased goodwill amortization as a result of final purchase allocations made during 1996 and lost investment income resulting from declining reinvestment rates, respectively.

        For the three month periods ended June 30, the Company recognized a loss of $1.2 million compared with $4.1 million of income from SW Financial for 1997 and 1996, respectively. Three month variances trend with six month variances as SW Financial primarily realized the impacts described above during the three month period ended June 30, 1997.

        SW Financial continues to monitor emerging losses on certain of its health products and anticipates that it will likely incur additional losses for the remainder of 1997. Management of SW Financial is currently evaluating various action plans with respect to this business in order to mitigate the emerging loss experience. In addition, SW Financial intends to continue to implement its action plan to reduce losses on certain interest sensitive product portfolios and closely monitor the impact of such actions relative to anticipated results. The Company believes that such action will likely positively impact the SW Financials' results of operations as a result of a reduction in future policy benefits of approximately $20.0 million during the remainder of 1997.

        Pro forma Analysis of the Results of Operations. The following pro forma results of operations has been prepared to aid in comparative analysis of the six month periods ended June 30, 1997 and 1996. The pro forma results indicated below eliminate the impact of the restructuring charge and additionally eliminate the impact of certain losses and non-comparative charges associated with the Company's economic interest in SW Financial. Also, included in the following pro forma statement of operations is the reclassification of amortization of the present value of insurance in force and deferred acquisition costs associated with gains on invested assets during the six month period ended June 30, 1997. The Company did not "unlock" amortization of the present value of insurance in force or deferred acquisition costs during 1996 for realized investment gains.

                                                           Six month period ended                            Six month period ended
                                                               June 30, 1997                                      June 30, 1996
                                   -----------------------------------------------------------------------   ----------------------
                                                 Restructuring   As Reported    Comparative    Comparative
                                   As Reported       Costs          (net)       Adjustments     Pro Forma          As Reported
                                   -----------   -------------   -----------    -----------    -----------         -----------
OPERATING INFORMATION:
  Revenues:
    Premiums, principally
      accident and sickness        $   128,720              --   $   128,720             --    $   128,720         $   127,180
    Interest sensitive product
      policy charges                    46,276              --        46,276             --         46,276              45,344
    Net investment income              137,112              --       137,112             --        137,112              84,415
    Other income                        11,431              --        11,431             --         11,431                 827
    Net gains from sale of
      investments                        8,533              --         8,533          1,902          6,631               3,428
                                   -----------                   -----------                   -----------         -----------
        Total revenues                 332,072                       332,072                       330,170             261,194
                                   -----------                   -----------                   -----------         -----------
  Benefits and expenses:
    Claims incurred                     95,210              --        95,210             --         95,210              89,681
    Change in liability for
      future policy benefits
      and other policy benefits         53,608              --        53,608             --         53,608              21,741
    Amortization of present value
      of insurance in force and
      deferred policy acquisition
      costs                             38,980              --        38,980          1,902         37,078              28,264
    Amortization of costs in
      excess of net assets
      acquired                           5,120              --         5,120             --          5,120               3,680
    Underwriting and other
      administrative expenses           60,869           3,576        57,293             --         57,293              47,869
    Interest and amortization of
      deferred debt issuance costs       9,817              --         9,817             --          9,817              10,378
    Restructuring charge                19,071          19,071            --             --             --                  --
                                   -----------                   -----------                   -----------         -----------
        Total benefits and
          expenses                     282,675                       260,028                       258,126             201,613
                                   -----------                   -----------                   -----------         -----------
  Income before income taxes,
    undistributed earnings in
    unconsolidated affiliates
    and extraordinary charge            49,397                        72,044                        72,044              59,581
        Income taxes                    19,485                        26,361                        26,361              21,918
                                   -----------                   -----------                   -----------         -----------
  Net income before undistributed
    earnings in unconsolidated
    affiliates and extraordinary
    charge                              29,912                        45,683                        45,683              37,663
        Undistributed earnings
          in unconsolidated
          affiliates                     2,560              --         2,560          7,084          9,644               8,408
                                   -----------                   -----------                   -----------         -----------
  Net income before
    extraordinary charge                32,472                        48,243                        55,327              46,071
        Extraordinary charge                --              --            --             --             --                (816)
                                   -----------                   -----------                   -----------         -----------
  Net income                            32,472                        48,243                        55,327              45,255
        Preferred stock dividend
          requirements                   9,801              --         9,801             --          9,801               5,400
                                   -----------                   -----------                   -----------         -----------
  Net income applicable to
    common stock                   $    22,671                   $    38,442                   $    45,526         $    39,855
                                   ===========                   ===========                   ===========         ===========

PER SHARE INFORMATION:
  Primary:
    Net income applicable to
      common stock before
      extraordinary charge         $      0.78                   $      1.33                   $      1.57         $      1.49
        Extraordinary charge                --                            --                            --               (0.03)
                                   -----------                   -----------                   -----------         -----------
    Net income applicable to
      common stock                 $      0.78                   $      1.33                   $      1.57         $      1.46
                                   ===========                   ===========                   ===========         ===========
    Weighted average primary
      shares outstanding
      (in thousands)                    28,991                        28,991                        28,991              27,301
                                   ===========                   ===========                   ===========         ===========
  Fully diluted:
    Net income applicable to
      common stock before
      extraordinary charge         $      0.78                   $      1.24                   $      1.42         $      1.37
        Extraordinary charge                --                            --                            --               (0.03)
                                   -----------                   -----------                   -----------         -----------
    Net income applicable to
      common stock                 $      0.78                   $      1.24                   $      1.42         $      1.34
                                   ===========                   ===========                   ===========         ===========
    Weighted average fully
      diluted shares outstanding
      (in thousands)                    28,991                        38,303                        38,303              32,419
                                   ===========                   ===========                   ===========         ===========

        During the period SW Financial incurred losses aggregating approximately $10.0 million as the result of additional analysis on certain health insurance lines of business. SW Financial anticipates that it may incur additional losses for the remainder of 1997 on the health line of business until its policy conversion and rate increase program is fully implemented. During the period ended June 30, 1997, SW Financial increased, by $2.1 million, benefit reserves on interest sensitive policies above such amounts for the comparative period ended June 30, 1996. As the result of the initiation of a management action plan associated with this block of business, it is highly unlikely that such reserves will be neccessary to cover future losses. In addition, SW Financial incurred $1.3 million of additional goodwill amortization during the six month period ended June 30, 1997, as compared to June 30, 1996. Such amortization was the result of final purchase allocations by SW Financial. The aggregate impact of such items was to reduce SW Financial's income from operations by $13.4 million resulting in the Company's results of operations being negatively impacted by $7.1 million.

                          PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to various pending or threatened legal actions arising in the ordinary course of business some of which include allegations of insufficient policy illustration and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company.

ITEM 5.  OTHER INFORMATION

         Securities and Exchange Commission ("SEC") Review of Historical Financial Statements

         As part of the Preliminary Joint Proxy Statement and Prospectus review process related to the pending merger with Washington National Corporation and the acquisitions of the controlling interest in SW Financial and the Fickes and Stone Knightsbridge Interests, the SEC has been reviewing the Company's historical financial statements.

         Due to the nature of the accounting comments raised by the SEC, the Company commenced a thorough review of its historical accounting policies and practices, conducted under the supervision of the Audit Committee of the Board of Directors and with the assistance of the Company's internal audit staff and KPMG Peat Marwick LLP ("KPMG"), the Company's independent auditors. Based upon that review, the Company and KPMG reconfirmed that, notwithstanding certain accounting errors identified by the Company during the review process, the Company's financial statements were fairly presented for all periods under review. The Company advised the SEC of the results of its review at the end of June 1997, and subsequently provided additional information requested by the SEC.

         On August 14, 1997, the SEC notified the Company that it was unable to concur with certain of the Company's conclusions. The SEC requested that the Company correct its financial statements to eliminate the accounting errors identified during the Company's internal review and to revise its historical financial statements in certain other respects.

         The Company is continuing to evaluate the August 14, 1997, correspondence and subsequent conversations with the SEC, and is working to resolve these matters as quickly as possible, which is likely to include revisions to the Company's historical financial statements.

         Pending Merger, Acquisition and Related Transactions

         On November 25, 1996, the Company and Washington National Corporation ("Washington National") entered into a merger agreement. Under the agreement, Washington National will merge with PennCorp and each holder of Washington National common stock will receive common stock of PennCorp, subject to the right to elect to receive a portion of the merger consideration in cash. The merger agreement expires by its terms on August 30, 1997.

         As of the date of this Form 10-Q, the Company has not yet received clearance from the SEC to release the Joint Proxy Statement and Prospectus to shareholders of PennCorp and Washington National for approval of the merger. Accordingly, it is not possible to mail the proxy statement to the respective shareholders, hold the required special meetings of stockholders, and complete the merger by August 30, 1997. However, the Company and Washington National are holding discussions concerning an extension of the August 30, 1997, expiration date for completion of the merger.

         The Company's pending acquisitions of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries and the Fickes and Stone Knightsbridge Interests, as well as the annual stockholder's meeting, are also being delayed pending completion of the SEC's Preliminary Joint Proxy Statement and Prospectus review process relating to those transactions, including a review of the Company's historical financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number
         2.1     Revision Agreement, dated as of May 30, 1997, (the "Revision
                 Agreement") by and among United Companies Financial
                 Corporation, PennCorp Financial Group, Inc., Pacific Life
                 and Accident Insurance  Company and each additional party set
                 forth on the signature pages   thereto.

         10.1 Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life
                 Insurance Company to American-Amicable Holdings Corporation, dated May 17, 1996.

         10.2 Second Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life
                 Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997.

         10.3 Third Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life
                 Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997.

         10.4 Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.

         10.5 Second Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific
                 Life and Accident Insurance Company to PennCorp Financial
                 Group, Inc., effective May 14, 1997.

         10.6 Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.

         10.7 Second Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific
                 Life and Accident Insurance Company to PennCorp Financial
                 Group, Inc., effective May 14, 1997.

         10.8 Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.

         10.9 Second Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997.

         11.1    Computations of earnings per share

         15.1    Independent Auditors' Review Report*

         27      Financial Data Schedule

--------------
 *   Such exhibit is incorporated by reference to page 12 of this Form 10-Q.


(b)    Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                              PennCorp Financial Group, Inc.
                                         ---------------------------------------
                                                    (The Registrant)



Date:  August 19, 1997                   By:/s/Steven W. Fickes
                                           ------------------------------------
                                           Steven W. Fickes
                                           President and Chief Financial Officer
                                           (Authorized officer and principal
                                           accounting and financial officer of
                                           the Registrant)

                               INDEX TO EXHIBITS


   Exhibit
   Number                        Description
   ------                        -----------
    2.1     Revision Agreement, dated as of May 30, 1997, (the "Revision
            Agreement") by and among United Companies Financial Corporation,
            PennCorp Financial Group, Inc., Pacific Life and Accident Insurance
            Company and each additional party set forth on the signature pages thereto.

    10.1 Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to
            American-Amicable Holdings Corporation, dated May 17, 1996.

    10.2 Second Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life
            Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997.

    10.3 Third Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life
            Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997.

    10.4 Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.

    10.5 Second Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997.

    10.6 Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident
            Insurance Company to PennCorp Financial Group, Inc., effective
            January 1, 1997.

    10.7 Second Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997.

   10.8 Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident
           Insurance Company to PennCorp Financial Group, Inc., effective
           January 1, 1997.

   10.9 Second Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997.

   11.1     Computations of earnings per share

   15.1     Independent Auditors' Review Report*

   27       Financial Data Schedule

--------------
 *   Such exhibit is incorporated by reference to page 12 of this Form 10-Q.