Form 10-K/A
period 1996-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-11-14
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 3

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                Explanatory Note

On November 14, 1997, the Company filed on Form 8-K ("The Form 8-K") restated financial statements for each of the years in the three year period ended December 31, 1996, as well as the three month period ended March 31, 1997 and the three and six month periods ended June 30, 1997.

These consolidated financial statements will become the historical consolidated financial statements of the Company and appear in The Form 8-K as Exhibits 99.1, 99.8, and 99.9, respectively.

In addition, the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quarterly Consolidated Statements of Income, Financial Schedules and Statement Re Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements have been prepared to give effect to the restatement and appear herein as Exhibits 99.2, 99.3, 99.4,
99.6 and 99.7, respectively.

Investors should refer to the Form 8-K for the historical consolidated financial statements of the Company and restated disclosure for each of the periods indicated above.

The Items affected by this amendment are as follows:

Part II
     Item 6
     Item 7
     Item 8
Part IV
     Item 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


PENNCORP FINANCIAL GROUP, INC.
(The Registrant)

Dated:  November 14, 1997        By:      /s/  STEVEN W. FICKES

                                          Steven W. Fickes
                                          President and Chief Financial Officer
                                          (Authorized officer and principal
                                          accounting and financial officer of
                                          the registrant)