Form 10-Q/A
period 1997-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-11-14
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------

                                 FORM 10-Q/A
                                Amendment No. 1

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
                          If Changes Since Last Report


         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X   No
                                             ----     ----


         Indicate the number of shares outstanding of each of the Issuer's common stock, as of the latest practicable date.


               Class                                    May 12, 1997
----------------------------------          ------------------------------------
   Common Stock, $.01 Par Value                          28,506,381

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

Part I
     Item 1
     Item 2

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