Form 10-Q
period 1997-09-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1997-11-14
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                 ------------------

                         Commission file number 1-11422
                                                -------

                         PennCorp Financial Group, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                           13-3543540
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

    745 Fifth Avenue, New York, New York                          10151
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code            (212) 832-0700
                                                              ----------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          If Changes Since Last Report

    Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             ---    ---

      Indicate the number of shares outstanding of each of the Issuer's common stock, as of the latest practicable date.

            Class                                   As of November 12, 1997
----------------------------------              --------------------------------
   Common Stock, $.01 Par Value                           28,860,206

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                          PAGE NO.
                                                                                          --------
         PART I.  FINANCIAL INFORMATION:

                  Item 1. Financial Statements

                          Consolidated Condensed Balance Sheets -
                               September 30, 1997 and December 31, 1996                       3

                          Consolidated Condensed Statements of Income -
                               Three Month and Nine Month Periods Ended
                               September 30, 1997 and 1996                                    4

                          Consolidated Condensed Statements of Cash Flows -
                               Nine Month Periods Ended September 30, 1997 and 1996           5

                          Notes to Unaudited Consolidated Condensed Financial Statements      6

                          Review by Independent Certified Public Accountants                 13

                          Independent Auditors' Review Report                                14

                  Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                      15

         PART II. OTHER INFORMATION:

                    Item 1. Legal Proceedings                                                25

                    Item 5. Other Information                                                25

                    Item 6. Exhibits and Reports on Form 8-K                                 26

                    SIGNATURE                                                                27

                    INDEX TO EXHIBITS                                                        28

                        PART I. -- FINANCIAL INFORMATION
                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                     (UNAUDITED)     (AS RESTATED)
                                                                                   --------------   ---------------
                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1997              1996
                                                                                   --------------   ---------------
            ASSETS:
            Investments:
                Fixed maturities:
                     Held for investment, at amortized cost                          $       --        $   87,330
                     Available for sale, at fair value                                3,022,894         2,993,925
                Equity securities available for sale, at fair value                      13,268            20,867
                Trading securities, at fair value                                            --            31,140
                Mortgage loans on real estate                                           245,175           264,732
                Policy loans                                                            144,849           145,976
                Short-term investments                                                   88,716            63,113
                Other investments                                                       114,736            48,062
                                                                                     ----------        ----------
                     Total investments                                                3,629,638         3,655,145
            Cash                                                                         20,320            39,464
            Accrued investment income                                                    43,775            48,360
            Accounts and notes receivable                                                62,297            47,295
            Investment in unconsolidated affiliate                                      170,120           140,526
            Present value of insurance in force                                         292,241           339,010
            Deferred policy acquisition costs                                           298,744           252,428
            Costs in excess of net assets acquired                                      139,689           148,080
            Other assets                                                                162,839           139,015
                                                                                     ----------        ----------
                     Total assets                                                    $4,819,663        $4,809,323
                                                                                     ==========        ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY:
            Liabilities:
                Policy liabilities and accruals                                      $3,353,135        $3,566,455
                Notes payable                                                           349,902           210,325
                Income taxes, primarily deferred                                         86,536            55,840
                Other liabilities                                                       139,893           114,462
                                                                                     ----------        ----------
                     Total liabilities                                                3,929,466        3,947,082
                                                                                     ----------        ----------
            Mandatory redeemable preferred stock:
                Series B, $.01 par value, $100 initial redemption value;
                authorized, issued and outstanding -0- at September 30, 1997,
                and 127,500 at December 31, 1996                                             --            14,689
                Series C, $.01 par value, $100 initial redemption value;
                authorized, issued and outstanding 178,500 at September 30,
                1997, and December 31, 1996                                              19,430            18,175
            Shareholders' Equity:
                $3.375 Convertible Preferred Stock, $.01 par value, $50
                  Redemption value; authorized issued and outstanding
                  2,300,000 at September 30, 1997, and December 31, 1996                110,513           110,513
                $3.50 Series II Convertible Preferred Stock, $.01 par
                  Value, $50 redemption value; authorized issued and
                  outstanding 2,875,000 at September 30, 1997, and
                  December 31, 1996                                                     139,157           139,157
                Common stock, $.01 par value; authorized 50,000,000;
                  Issued and outstanding 28,810,006 at September 30,
                  1997, and 28,647,714 at December 31, 1996                                 288               286
                Additional paid-in capital                                              395,061           393,156
                Unrealized foreign currency translation losses                          (16,736)          (14,961)
                Unrealized gains on securities available for sale                        26,689            20,064
                Retained earnings                                                       245,926           186,032
                Treasury shares                                                         (27,459)           (3,370)
                Notes receivable secured by common stock                                 (2,672)           (1,500)
                                                                                     ----------        ----------
                     Total shareholders' equity                                         870,767           829,377
                                                                                     ----------        ----------
                     Total liabilities and shareholders' equity                      $4,819,663        $4,809,323
                                                                                     ==========        ==========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                                 -----------------------------      ----------------------------
                                                                   THREE MONTH PERIODS ENDED          NINE MONTH PERIODS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -----------------------------      ----------------------------
                                                                                   (AS RESTATED)                   (AS RESTATED)
                                                                   1997                1996           1997              1996
                                                                 ---------           ---------      ---------       ------------
REVENUES:
    Premiums, principally accident and sickness                  $  65,948           $  62,237      $ 194,668          $ 189,417
    Interest sensitive product policy charges                       22,412              22,408         68,688             67,752
    Net investment income                                           69,492              61,820        206,256            141,407
    Other income                                                     8,882               6,375         20,313             16,793
    Net gains from sale of investments                               6,234                 656         14,767                 84
                                                                 ---------           ---------      ---------          ---------
             Total revenues                                        172,968             153,496        504,692            415,453
                                                                 ---------           ---------      ---------          ---------
BENEFITS AND EXPENSES:
    Claims incurred                                                 51,028              48,128        146,238            137,124
    Change in liability for future policy benefits and
        other policy benefits                                       24,371              24,441         78,823             47,940
    Amortization of present value of insurance in force
        and deferred policy acquisition costs                       22,744              15,591         64,298             42,927
    Amortization of costs in excess of net assets
        acquired                                                     2,565               2,363          7,460              6,256
    Underwriting and other administrative expenses                  40,815              28,030        101,058             85,744
    Interest and amortization of deferred debt issuance costs        5,902               4,781         15,719             14,759
    Restructuring charge                                                --                  --         19,071                 --
                                                                 ---------           ---------      ---------          ---------
             Total benefits and expenses                           147,425             123,334        432,667            334,750
                                                                 ---------           ---------      ---------          ---------
    Income before income taxes, undistributed earnings
       (losses) in unconsolidated affiliates and
       extraordinary charge                                         25,543              30,162         72,025             80,703
            Income taxes                                             8,329              11,363         26,783             30,152
                                                                  --------           ---------       --------          ---------
    Net income before undistributed earnings (losses)
       in unconsolidated affiliates and extraordinary
       charge                                                       17,214              18,799         45,242             50,551
             Undistributed earnings (losses)
                 in unconsolidated affiliates                       13,740               4,461         16,158             12,834
                                                                 ---------           ---------      ---------          ---------
    Net Income before extraordinary charge                          30,954              23,260         61,400             63,385
             Extraordinary charge                                       --                (322)            --             (1,138)
                                                                 ---------           ----------     ---------          ---------
    Net income                                                      30,954              22,938         61,400             62,247
             Preferred stock dividend requirements                   4,884               4,236         14,685              9,636
                                                                 ---------           ---------      ---------          ---------
    Net income applicable to common stock                        $  26,070           $  18,702      $  46,715          $  52,611
                                                                 =========           =========      =========          =========

PER SHARE INFORMATION:


 Primary:
    Net income applicable to common stock before
        extraordinary charge                                     $    0.90           $    0.64      $    1.61          $    1.92
             Extraordinary charge                                       --               (0.01)            --              (0.04)
                                                                 ---------           ---------      ---------          ---------
    Net income applicable to common stock                        $    0.90           $    0.63      $    1.61          $    1.88
                                                                 =========           =========      =========          =========

 Common shares used in computing primary earnings per share
   (in thousands)                                                   28,880              29,497         28,954             28,038
                                                                 =========           =========      =========          =========

 Fully diluted:
    Net income applicable to common stock before
        extraordinary charge                                     $    0.80           $    0.61      $    1.57          $    1.80
             Extraordinary charge                                       --               (0.01)            --              (0.03)
                                                                 ---------           ---------      ---------          ---------
    Net income applicable to common stock                        $    0.80           $    0.60      $    1.57          $    1.77
                                                                 =========           =========      =========          =========


 Common shares used in computing fully diluted
    earnings per share  (in thousands)                              38,087              37,102         38,161             33,993
                                                                 =========           =========      =========          =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                                                                      --------------------------------------
                                                                                                               (AS RESTATED)
                                                                                           1997                      1996
                                                                                         ---------                ---------
Net cash provided by operating activities                                                $  53,086                $  77,345
                                                                                         ---------                ---------
Cash flows from investing activities:
    Cash expended in acquisition of business                                                    --                 (124,957)
    Purchases of invested assets                                                          (967,350)                (771,569)
    Sales of invested assets                                                               811,831                  503,633
    Maturities of invested assets                                                          201,458                   59,678
    Other, primarily short term investments, net                                            38,046                  240,197
                                                                                         ---------                ---------
         Net cash provided (used) by investing activities                                   83,985                  (93,018)
                                                                                         ---------                ---------
Cash flows from financing activities:
    Issuance of common stock                                                                 1,910                  156,078
    Issuance of preferred stock                                                                 --                  139,157
    Treasury stock purchase                                                                (24,089)                      --
    Additional borrowings                                                                  240,200                  188,999
    Reduction in notes payable                                                            (100,000)                (300,354)
    Redemption of preferred stock                                                          (14,700)                      --
    Dividends on preferred stock and common stock                                          (17,619)                 (10,030)
    Receipts from interest sensitive policies credited to policyholder account
         balances                                                                          156,381                  104,380
    Return of policyholder account balances on interest sensitive products                (397,126)                (239,119)
    Other, net                                                                              (1,172)                 (52,360)
                                                                                         ---------                ---------
         Net cash used by financing activities                                            (156,215)                 (13,249)
                                                                                         ---------                ---------
Decrease in cash                                                                           (19,144)                 (28,922)
Cash at beginning of period                                                                 39,464                   40,325
                                                                                         ---------                ---------
Cash at end of period                                                                    $  20,320                $  11,403
                                                                                         =========                =========

Supplemental disclosures:
    Income taxes paid                                                                    $   3,031                $   3,967
                                                                                         =========                =========
    Interest paid                                                                        $  12,813                $  11,153
                                                                                         =========                =========





SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

PennCorp Financial Group. Inc. (the "Company" or "PennCorp") is an insurance holding company. The Company commenced operations with the acquisition of Pennsylvania Life Insurance Company ("PLIC") and Executive Fund Life Insurance Company (which was merged into PLIC effective July 1, 1996) and Pacific Life and Accident Insurance Company ("PLAIC") on August 23, 1990. Through its wholly-owned life insurance subsidiaries, PLIC and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life"), Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"), Salem Life Insurance Corporation ("Salem Life") and its wholly-owned subsidiaries Integon Life Insurance Corporation ("ILIC"), Georgia International Life Insurance Company and Occidental Life Insurance Company of North Carolina ("OLIC") (Salem Life and its wholly-owned subsidiaries collectively referred to as "Integon Life"), United Life and Annuity Insurance Company ("United Life"), Marketing One, Inc. ("Marketing One"), a third party marketing organization, and PLAIC the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. Such adjustments are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except share information, are stated in thousands.

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

The Company has restated its financial statements for each of the years in the three year period ended December 31, 1996 as well as for the three month period ended March 31, 1997, the three and six month periods ended June 30, 1997, and the three and nine month periods ended September 30, 1996. The restatement resulted from the Company reconsidering certain accounting practices after discussions with the Securities and Exchange Commission Division of Corporation Finance. The significant changes in accounting practices incorporated in the restatement which impacted the three and nine month periods ended September 30, 1997 and 1996 are (i) the methodology for determining deferrable acquisition costs, (ii) amortization methods for deferred acquisition costs, (iii) the recognition of certain reserve adjustments for interest sensitive products,
(iv) the allocation of purchase consideration and (v) the consolidation of a majority owned subsidiary. For additional information on the restatement see
Note 8.

As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio to its fixed maturities available for sale portfolio as of April 1, 1997. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company marked all assets subject to the transfer to fair value resulting in an increase in shareholders' equity, net of applicable income taxes, of approximately $1,800.

(2)      PENDING ACQUISITION, AND RELATED TRANSACTIONS

On November 25, 1996, the Company and Washington National Corporation ("Washington National") entered into a merger agreement. The merger agreement terminated on August 30, 1997. As a result of the Company not consummating the merger with Washington National, certain acquisition related costs aggregating $6,643, which would have been capitalized into the Company's basis in Washington National, have been expensed during the period and are included in underwriting and other administrative expenses.

The Company's pending acquisitions of the controlling interest in Southwestern Financial Corporation and subsidiaries ("SW Financial") and the Fickes and Stone Knightsbridge Interests, as well as the Company's 1997 annual stockholders' meeting, have been delayed pending completion of the Company's discussions with the Securities and Exchange Commission. The Company intends to proceed with these matters by the end of the fourth quarter of 1997.

(3)      SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES ("SW Financial")

Through its direct and indirect investment in SW Financial, the Company owns approximately 78.0% of the economic interest in SW Financial. As a result of the Company's discussions with the SEC, SW Financial has also reconsidered certain of its accounting practices and has restated its financial statements for the years ended December 31, 1996 and 1995, and for the three and nine month periods ended September 30, 1996.

The following accounting practices incorporated in the restatement are as follows:

(i) the recognition of investment income which resulted in a $232 and $182 decline in investment income for the nine month periods ended September 30, 1997 and 1996, respectively and;

(ii) the allocation of purchase consideration which resulted in a $50 and $99 reduction in the amortization of cost in excess of net asset acquired for the nine month periods ended September 30, 1997 and 1996, respectively.

Financial information for SW Financial, accounted for utilizing the equity method, is provided below.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           (AS RESTATED)
                                                SEPTEMBER 30, 1997        DECEMBER 31, 1996
                                                ------------------        -----------------
                                                   (UNAUDITED)
ASSETS:
        Invested assets                             $1,644,119               $1,641,348
        Insurance assets                               107,159                  107,230
        Other assets                                   404,819                  459,324
                                                    ----------               ----------
             Total assets                           $2,156,097               $2,207,902
                                                    ==========               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
        Policy liabilities                          $1,689,481               $1,745,160
        Long-term debt                                 154,750                  159,750
        Other liabilities                               98,188                  127,237
        Mandatory redeemable preferred stock            36,112                   33,879
        Shareholders' equity                           177,566                  141,876
                                                    ----------               ----------
              Total liabilities and
                shareholders' equity                $2,156,097               $2,207,902
                                                    ==========               ==========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 THREE MONTH PERIODS ENDED                      NINE MONTH PERIODS ENDED
                                       ---------------------------------------------  -------------------------------------------
                                                                   (AS RESTATED)                                  (AS RESTATED)
                                         SEPTEMBER 30, 1997     SEPTEMBER 30, 1996      SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                       ---------------------- ----------------------  ---------------------- --------------------
 REVENUES:
       Policy revenues                        $ 36,801               $ 36,290                $110,419               $161,106
       Net investment income                    31,974                 32,275                  95,202                 96,858
       Net gains from sale of investments        1,247                  2,917                   1,797                  2,908
       Other income                              3,796                  4,599                  12,889                 12,886
                                              --------               --------                --------               --------
           Total revenues                       73,818                 76,081                 220,307                273,758
                                              --------               --------                --------               --------
 BENEFITS AND EXPENSES:
       Policyholder benefits                    25,028                 29,039                 125,270                157,428
       Amortization                              6,504                  9,540                  18,391                 21,498
       Underwriting and other
         administrative expenses                10,371                 22,901                  29,578                 53,463
       Interest and related debt costs           3,452                  3,501                  10,332                 10,511
                                              --------               --------                --------               --------
            Total benefits and expenses         45,355                 64,981                 183,571                242,900
                                              --------               --------                --------               --------
 Income before income taxes                     28,463                 11,100                  36,736                 30,858
       Income taxes                              9,987                  4,448                  13,786                 11,653
                                              --------               --------                --------               --------
 Net income                                     18,476                  6,652                  22,950                 19,205
       Preferred stock dividend
           requirements                            762                    696                   2,234                  2,043
                                              --------               --------                --------               --------
 Net income applicable to common Stock        $ 17,714               $  5,956                $ 20,716               $ 17,162
                                              ========               ========                ========               ========

(4)    RESTRUCTURING CHARGE

As a result of the Company's initiative to implement an operating division structure, the Company recorded a cumulative pre-tax restructuring charge of $19,071 during the three month period ended March 31, 1997.

For the three and nine month periods ended September 30, 1997, $1,133 and $4,021, respectively, of severance and related benefits as well as holding costs of vacated facilities have been charged against the restructuring accrual.

The Company estimates approximately $1,040 and $4,446 of pre-tax incremental costs associated with the restructuring were incurred during the three and nine month periods ended September 30, 1997, respectively, and are included in the Company's results of operations.

(5) REDEMPTION OF PREFERRED STOCK, CERTAIN EQUITY TRANSACTIONS AND EARNINGS PER SHARE

On January 11, 1997, the Company repurchased 100,000 shares of the Company's Common Stock for an aggregate purchase price of $35.38 per share resulting in a $3,538 increase in the value of treasury shares held.

On March 15, 1997, the Company redeemed all of the previously outstanding Series B mandatory redeemable preferred stock at its stated redemption value of $14,700.

The Company purchased from United Companies Financial Corporation ("UCFC"), the former parent of United Life, 483,839 shares of the Company's Common Stock for an aggregate purchase price of $17,900 plus $295 of accrued interest through the closing date, June 9, 1997. The value of treasury shares held increased $17,900 as a result of this transaction.

On September 22, 1997 the Company's Board of Directors authorized the Company to repurchase up to 4,500,000 shares of the Company's Common Stock in the open market, through negotiated transactions or otherwise. During the three month period ended September 30, 1997 the Company repurchased 175,000 shares at an average purchase price of $30.92 per share. As a result of such repurchase the value of shares held in treasury has increased $5,411.

During the nine month period ended September 30, 1997, certain employees and agents exercised stock options and warrants resulting in the issuance of 174,019 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $2 and $4,694, respectively.

During the nine month period ended September 30, 1997 certain officers purchased 135,000 shares of the Company's Common Stock. In certain instances, proceeds were made available through loans originated by the Company aggregating $1,172.

(6)    CERTAIN OTHER TRANSACTIONS

On August 5, 1997, the Company purchased $40,000 of SW Financial Convertible Subordinated Notes due 2005 (the "SW Financial Notes") from the liquidating trust for the creditors of ICH Corporation, the former parent of Southwestern Life Insurance Company and Union Bankers Insurance Company. SW Financial had issued the SW Financial Notes as part of the acquisition consideration paid to ICH Corporation. The SW Financial Notes were purchased by the Company at par in anticipation of the acquisition of the Controlling Interest in SW Financial. Interest due under the SW Financial Notes is set at 7.0%, per annum.

On September 1, 1997 the Company purchased $25,000 of ACO Acquisition Corp. (subsequently re-named Acordia, Inc. ("Acordia")) subordinated indebtedness and $20,000 of ACO Brokerage Holdings Corporation ("ACO"), an affiliate of Acordia, preferred stock. The Acordia subordinated notes pay interest on a current basis at 12.5%, per annum, payable in semi-annual installments. The ACO preferred stock dividends are payable in cash (subject to certain restrictions), or in-kind at the option of ACO, at a rate of 17 percent per annum. Acordia is an insurance broker specializing in the marketing of commercial property and casualty insurance programs and other non-insurance products. Acordia is 28.6% owned by Knightsbridge. PennCorp received fees aggregating $1,100 from Acordia for its underwriting and participation in the subordinated notes and preferred stock. KM received sponsor fees and other fees aggregating $1,714 from Acordia for its role in consummating the Acordia acquisition. As part of the Acordia transaction, Messrs. Stone and Fickes were required, as the general partners of Knightsbridge, to invest $5,200 in the equity of Acordia. Upon consummation of the acquisition of the Stone and Fickes Knightsbridge interest, the Company is required to purchase Stone and Fickes interests in Acordia at cost, plus interest.

(7)      NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes and simplifies the existing computation, presentation and disclosure requirements for earnings per share outlined under Accounting Principles Board Opinion No. 15, "Earnings Per Share".

SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods presented. Earlier application is not permitted; however disclosure of pro forma earnings per share amounts computed utilizing the standards established by SFAS No. 128 is permitted in the notes to the financial statements for periods ending prior to the effective date. Pro forma earnings per share calculated in accordance with SFAS No. 128 for the three month and nine month periods ended September 30, 1997 and 1996, are as follows:

                    THREE MONTH PERIOD ENDED                NINE MONTH PERIOD ENDED
   -------------------------------------------------    ----------------------------------------
            SEPTEMBER 30, 1997    SEPTEMBER  30, 1996   SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
   --------------------------------  ---------------    ----------------------------------------
   Basic              $0.93               $0.66             $1.66               $1.96
                      =====               =====             =====               =====
   Diluted            $0.80               $0.60             $1.57               $1.77
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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for annual and interim periods ending after December 15, 1997, although early adoption is permitted. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items that will be included in the Company's presentation of comprehensive income, in addition to net income, are unrealized foreign currency translation gains and losses as well as unrealized gains and losses on securities available for sale. The Company is currently evaluating the necessary changes to its disclosures.

In June 1997, the FASB also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for annual and interim periods ending after December 31, 1997, although early adoption is permitted. This statement establishes standards for the methodology public entities use to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate operating information is available and is periodically evaluated by management. The statement requires that companies disclose operating segment data on the same basis utilized internally for evaluating segment performance and determining the allocation of corporate resources. Disclosure requirements include operating segment profit or loss, certain specific revenue and expense items, operating segment assets, as well as various reconciliations of total operating segment information to amounts in the consolidated financial statements. The Company is currently evaluating the appropriate disclosure changes in conjunction with the implementation of the operating division structure initiated in the first quarter of 1997.

(8)      RESTATEMENT OF CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has restated its financial statements for each of the years in the three year period ended December 31, 1996, as well as the three and nine month periods ended September 30, 1996. The restatement resulted from the Company reconsidering certain accounting practices after discussions with the Securities and Exchange Commission's Division of Corporation Finance.

The significant changes in accounting practices incorporated in the restatement are as follows:

(i) the methodology for determining deferrable acquisition costs (ii) the amortization of deferred acquisition costs (iii) the recognition of reserve adjustments for interest sensitive products, (iv) the allocation of purchase consideration for certain acquisitions, and (v) the consolidation of a majority-owned subsidiary.

In addition, the Company corrected immaterial errors identified in previously issued financial statements.

The following page presents the effects of the restatement on the consolidated condensed statements of income presented herein. Additional information regarding the restatement is available on PennCorp's Form 8-K filed on November 14, 1997.

                             CONSOLIDATED STATEMENTS OF INCOME

                                                                         ----------------------------  ----------------------------
                                                                           Three month period ended       Nine month period ended
                                                                              September 30, 1996            September 30, 1996
                                                                         ----------------------------  ----------------------------
                                                                         (As reported)  (As restated)  (As reported)  (As Restated)
                                                                         ----------------------------  ----------------------------
REVENUES:
     Premiums, principally accident and sickness                           $  62,237      $  62,237      $ 189,417      $ 189,417
     Interest sensitive policy product charges                                22,408         22,408         67,752         67,752
     Net investment income                                                    60,878         61,820        145,293        141,407
     Other income                                                              1,714          6,375          2,542         16,793
     Net gains (losses) from sale of investments                              (3,344)           656             84             84
                                                                           ---------      ---------      ---------      ---------
              Total revenues                                                 143,893        153,496        405,088        415,453
                                                                           ---------      ---------      ---------      ---------
BENEFITS AND EXPENSES:
     Claims incurred                                                          47,443         48,128        137,124        137,124
     Change in liability for future policy benefits and
        other policy benefits                                                 24,719         24,441         46,460         47,940
     Amortization of present value of insurance in force
        and deferred policy acquisition costs                                 13,754         15,591         42,018         42,927
     Amortization of costs in excess of net assets acquired                    2,109          2,363          5,789          6,256
     Underwriting and other administrative expenses                           22,125         28,030         69,994         85,744
     Interest and amortization of deferred debt issuance costs                 4,781          4,781         15,159         14,759
                                                                           ---------      ---------      ---------      ---------
              Total benefits and expenses                                    114,931        123,334        316,544        334,750
                                                                           ---------      ---------      ---------      ---------
Income before income taxes, undistributed earnings of unconsolidated
   affiliates and extraordinary charge                                        28,962         30,162         88,544         80,703
     Income taxes                                                             10,875         11,363         32,793         30,152
                                                                           ---------      ---------      ---------      ---------
Net income before undistributed earnings in unconsolidated
   affiliates and extraordinary charge                                        18,087         18,799         55,751         50,551
     Undistributed earnings in unconsolidated affiliates                       4,477          4,461         12,884         12,834
                                                                           ---------      ---------      ---------      ---------
Net income before extraordinary charge                                        22,564         23,260         68,635         63,385
     Extraordinary charge                                                       (322)          (322)        (1,138)        (1,138)
                                                                           ---------      ---------      ---------      ---------
Net income                                                                    22,242         22,938         67,497         62,247
     Preferred stock dividend requirements                                     4,236          4,236          9,636          9,636
                                                                           ---------      ---------      ---------      ---------
Net income applicable to common stock                                      $  18,006      $  18,702      $  57,861      $  52,611
                                                                           =========      =========      =========      =========

Primary:
     Net income applicable to common stock before extraordinary charge     $    0.62      $    0.64      $    2.10      $    1.92
          Extraordinary charge                                                 (0.01)         (0.01)         (0.04)         (0.04)
                                                                           ---------      ---------      ---------      ---------
     Net income applicable to common stock                                 $    0.61      $    0.63      $    2.06      $    1.88
                                                                           =========      =========      =========      =========
Common shares used in computing primary earnings per share                    29,497         29,497         28,038         28,038
                                                                           =========      =========      =========      =========

Fully diluted:
     Net income applicable to common stock before extraordinary charge     $    0.59      $    0.61      $    1.95      $    1.80
          Extraordinary charge                                                 (0.01)         (0.01)         (0.03)         (0.03)
                                                                           ---------      ---------      ---------      ---------
     Net income applicable to common stock                                 $    0.58      $    0.60      $    1.92      $    1.77
                                                                           =========      =========      =========      =========
Common shares used in computing fully diluted earnings per share              37,102         37,102         33,993         33,993
                                                                           =========      =========      =========      =========


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The September 30, 1997 and 1996, financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG Peat Marwick LLP commenting upon their review is included on page 14.



                    [REST OF PAGE INTENTIONALLY LEFT BLANK]

                      Independent Auditors' Review Report


The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of September 30, 1997, the consolidated condensed statements of income for the three and nine-month periods ended September 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997 (except as to Note 19 which is as of November 14, 1997), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG PEAT MARWICK LLP
November 14, 1997
Raleigh, North Carolina

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's Form 8-K dated November 14, 1997 and the consolidated condensed financial statements and related notes of this Quarterly Report on Form 10-Q.

Introduction. In August 1997, PennCorp Financial Group, Inc. ("PennCorp", the "Company") announced that it would likely be restating its financial statements for each of the years in the three year period ended December 31, 1996, the three month period ended March 31, 1997, the three month and six month periods ended June 30, 1997, and the three and nine month periods ended September 30, 1996. The discussion below reflects the restated amounts for the periods presented. Further information regarding the restatement is provided in Note 8 of the Notes to Unaudited Consolidated Condensed Financial Statements contained elsewhere herein.

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements below that relate to future plans, events or performances are forward-looking statements that involve a number of risks or uncertainties. Among those items that could adversely affect the Company's financial condition, results of operations and cash flows are the following: changes in regulations affecting insurance companies, interest rates, the federal income tax code (to the extent the Company's product mix includes tax deferred accumulation products), the ratings assigned to the Company's insurance subsidiaries by independent rating organizations such as A.M. Best Company (which the Company believes are particularly important to the sale of annuity and other accumulation products) and unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

PennCorp, through its operating subsidiaries, is a low cost provider of accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts and accumulation products such as single premium deferred annuities.

The Company's financial condition and results of operations for the periods covered by this "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been affected by several important factors, each of which is discussed below.

Restructuring Charges. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time and the need for the Company to be able to rapidly integrate future acquisitions, the Company began a strategic business evaluation during the third quarter of 1996. During the period ended March 31, 1997, the Company completed its review of its existing business units and commenced a plan to segregate its businesses into operating divisions. The Company considered the impact the acquisition of the controlling interest in SW Financial may have on the divisional structure. However, certain portions of the Company's restructuring plan will not be definitive until the consummation of the pending acquisition and related transactions. As a result, it is probable that the Company will incur certain additional restructuring charges once it acquires the controlling interest in SW Financial.

As a result of the initiative to implement an operating division structure, the Company recorded a cumulative pre-tax restructuring charge of $19.1 million during the three month period ended March 31, 1997.

For the three month and nine month periods ended September 30, 1997, $1.1 million and $4.0 million, respectively, of severance and related benefits as well as holding costs of vacated facilities have been charged against the restructuring accrual.

The Company estimates approximately $1.0 million and $4.4 million of pre-tax incremental costs associated with the restructuring were incurred during the three month and nine month periods ended September 30, 1997, respectively, and included in the Company's results of operations.

Transaction Costs. On August 30, 1997 the merger agreement between Washington National Corporation ("Washington National") and the Company terminated. The Company incurred significant legal, accounting and financial advisory fees associated with the proposed merger which the Company had capitalized pending the completion of the merger. In addition, the Company had begun to provide certain resources to Washington National including personnel to perform policy administration and claim processing functions on Washington National's behalf. Aggregate costs incurred by the Company ("transaction costs") in anticipation of the merger and associated business processing were $6.6 million. These costs are included in underwriting and other administrative expenses for the nine and three month periods ended September 30, 1997.

The following tables reflect pro forma results of operations eliminating the impact of the restructuring costs and transaction costs, associated with the terminated merger with Washington National, incurred by the Company for the three month and nine month periods ended September 30, 1997:

                                                                                                             THREE MONTH
                                                                THREE MONTH PERIOD ENDED                    PERIOD ENDED
                                                                   SEPTEMBER 30, 1997                    SEPTEMBER 30, 1996
                                                -------------------------------------------------------  ------------------
                                                                   RESTRUCTURING AND
                                                    AS REPORTED    TRANSACTION COSTS   AS REPORTED (NET)     (AS RESTATED)
                                                ----------------  ------------------  -----------------  ------------------
                                                     --------                              --------           --------
Operating Information:
  Total revenues:                                    $172,968                              $172,968           $153,496
                                                     --------                              --------           --------
  Benefits and expenses:
    Claims incurred                                    51,028                  --            51,028             48,128
    Change in liability for
      future policy benefits and other
      policy benefits                                  24,371                  --            24,371             24,441
    Amortization of present value of
      insurance in force and deferred
      policy acquisition costs                         22,744                  --            22,744             15,591
    Amortization of costs in excess of
      net assets acquired                               2,565                  --             2,565              2,363
    Underwriting and other administrative
      expenses                                         40,815               8,254            32,561             28,030
    Interest and amortization of deferred
      debt issuance costs                               5,902                  --             5,902              4,781
    Restructuring charge                                   --                  --                --                 --
                                                     --------                              --------           --------
      Total benefits and expenses                     147,425                               139,171            123,334
                                                     --------                              --------           --------
Income before income taxes,
  undistributed earnings (losses) in
  unconsolidated affiliates and
  extraordinary charge                                 25,543                                33,797             30,162
       Income taxes                                     8,329               2,889            11,218             11,363
                                                     --------                              --------           --------
Net income before undistributed
  earnings (losses) in unconsolidated
  affiliates and extraordinary charge                  17,214                                22,579             18,799
       Undistributed earnings (losses)
         in unconsolidated affiliates                  13,740                  --            13,740              4,461
                                                     --------                              --------           --------
Net income before extraordinary charge                 30,954                                36,319             23,260
       Extraordinary charge                                --                  --                --               (322)
                                                     --------                              --------           --------
Net income                                             30,954                                36,319             22,938
       Preferred stock dividend
         requirements                                   4,884                  --             4,884              4,236
                                                     --------                              --------           --------
Net income applicable to common stock                $ 26,070                              $ 31,435           $ 18,702
                                                     ========                              ========           ========
Per Share Information:
  Primary:
     Net income applicable to common
       stock before extraordinary
       charge                                        $   0.90                              $   1.09           $   0.64
         Extraordinary charge                              --                                    --              (0.01)
                                                     --------                              --------           --------
     Net income applicable to
       common stock                                  $   0.90                              $   1.09           $   0.63
                                                     ========                              ========           =========
     Weighted average primary
       shares outstanding (in
       thousands)                                      28,880                                28,880             29,497
                                                     ========                              ========           ========
   Fully diluted:
     Net income applicable to
       common stock before extra-
       ordinary charge                               $   0.80                              $   0.94           $   0.61
         Extraordinary charge                              --                                    --              (0.01)
                                                     --------                              --------           --------
     Net income applicable to
       common stock                                  $   0.80                              $   0.94           $   0.60
                                                     ========                              ========           ========
     Weighted average fully diluted
       shares outstanding (in
       thousands)                                      38,087                                38,087             37,102
                                                     ========                              ========           ========
                                                ---------------------------------------------------------------------------
                                                                                                             NINE MONTH
                                                                 NINE MONTH PERIOD ENDED                    PERIOD ENDED
                                                                   SEPTEMBER 30, 1997                    SEPTEMBER 30, 1996
                                                -------------------------------------------------------  ------------------
                                                                   RESTRUCTURING AND
                                                    AS REPORTED    TRANSACTION COSTS   AS REPORTED (NET)    (AS RESTATED)
                                                ----------------  ------------------  -----------------  ------------------
                                                     --------                              --------            --------
Operating Information:
  Total revenues:                                    $504,692                              $504,692            $415,453
                                                     --------                              --------            --------
  Benefits and expenses:
    Claims incurred                                   146,238                 --            146,238             137,124
    Change in liability for
      future policy benefits and other
      policy benefits                                  78,823                 --             78,823              47,940
    Amortization of present value of
      insurance in force and deferred
      policy acquisition costs                         64,298                 --             64,298              42,927
    Amortization of costs in excess of
      net assets acquired                               7,460                 --              7,460               6,256
    Underwriting and other administrative
      expenses                                        101,058             10,110             90,948              85,744
    Interest and amortization of deferred
      debt issuance costs                              15,719                 --             15,719              14,759
    Restructuring charge                               19,071             19,071                 --                  --
                                                     --------                              --------            --------
        Total benefits and expenses                   432,667                               403,486             334,750
                                                     --------                              --------            --------
Income before income taxes,
  undistributed earnings in
  unconsolidated affiliates and
  extraordinary charge                                 72,025                               101,206              80,703
        Income taxes                                   26,783             10,213             36,996              30,152
                                                     --------                              --------           ---------
Net income before undistributed
  earnings in unconsolidated affiliates
  and extraordinary charge                             45,242                                64,210              50,551
       Undistributed earnings in
         unconsolidated affiliates                     16,158                 --             16,158              12,834
                                                     --------                              --------           ---------
Net income before extraordinary                        61,400                                80,368              63,385
charge
       Extraordinary charge                                --                 --                 --              (1,138)
                                                     --------                              --------           ---------
Net income                                             61,400                                80,368              62,247
       Preferred stock dividend
         requirements                                  14,685                 --             14,685               9,636
                                                     --------                              --------           ---------
Net income applicable to common stock                $ 46,715                              $ 65,683           $  52,611
                                                     ========                              ========           =========
Per Share Information:
  Primary:
     Net income applicable to common
       stock before extraordinary
       charge                                        $   1.61                              $   2.27           $    1.92
          Extraordinary charge                             --                                    --               (0.04)
                                                     --------                              --------           ----------
     Net income applicable to
       common stock                                  $   1.61                              $   2.27           $    1.88
                                                     ========                              ========           =========
     Weighted average primary
       shares outstanding (in
       thousands)                                      28,954                                28,954              28,038
                                                     ========                              ========           =========
   Fully diluted:
     Net income applicable to
       common stock before extra-
       ordinary charge                               $   1.57                              $   2.07           $    1.80
           Extraordinary charge                            --                                    --               (0.03)
                                                     --------                              --------           ----------
     Net income applicable to
       common stock                                  $   1.57                              $   2.07           $    1.77
                                                     ========                              ========           =========
     Weighted average fully diluted
       shares outstanding (in
       thousands)                                      38,161                                38,161              33,993
                                                     ========                              ========           =========

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

During the nine month period ended September 30, 1997 the Company received $27.1 million in interest payments or dividends from its subsidiaries and paid $9.9 million, $13.3 million and $4.2 million in interest and preferred stock and common stock dividends, respectively. For the remainder of 1997, the Company believes that it may need to utilize funds available under its revolving credit facility to fund a modest shortfall in available cash. For periods beginning in 1998, under current statutory limitations, the Company believes that it will receive sufficient cash flow from its subsidiaries to satisfy its cash requirements. As a result of the Company's decision to retain capital and surplus at the insurance subsidiary level, and with the realignment of the insurance subsidiaries into operating divisions, the Company believes that its insurance subsidiaries have excess capital and surplus. The Company's own established targets for estimated risk-based capital requirements indicate that the insurance divisions could make available approximately $30.0 million to $40.0 million to PennCorp, subject to applicable regulatory approvals.

The Company has recently received in final or draft form the results of examinations completed by various state departments of insurance ("Exam Reports"). The Exam Reports have resulted in a reduction in the net statutory capital and surplus aggregating $51.2 million which were partially offset by additional capital contributions of $37.2 million. The Company believes that such net reductions will not have a material impact on the Company's ability to receive interest and dividend payments from its subsidiaries or restrict operations in any material fashion.

During the three-month period ended September 30, 1997, the Company borrowed funds aggregating $64.9 million to acquire the SW Financial Notes and the ACO preferred stock. In addition during the nine month period ended September 30, 1997 the Company borrowed to make capital contributions to its insurance subsidiaries, repurchase the Series B Preferred Stock, fund certain operating and restructuring costs, and repurchase its Common Stock aggregating $37.2 million, $14.7 million, $6.3 million, and $24.1 million, respectively.


Cash Flow. During the nine-month period ended September 30, 1997, cash provided by operations was $53.1 million compared to $78.2 million for the nine month period ended September 30, 1996. United Life provided $67.9 million in 1997, consisting primarily of investment income. Excluding United Life for the nine month periods ended September 30, 1997 and 1996, cash flow from operations declined by $14.8 million when compared to the nine month period ended September 30, 1996. This decline was primarily the result of $8.5 million of payments associated with restructuring costs, $4.1 million of costs associated with the terminated Washington National merger.

Pending Acquisition and Related Transactions. The Company's pending acquisitions of the controlling interest in SW Financial and Fickes and Stone Knightsbridge Interests, as well as the annual stockholders' meeting, are also pending completion of the Company's discussions with the SEC. The Company intends to proceed with these matters during the fourth quarter of 1997. The Company intends to fund the acquisition of the controlling interest in SW Financial with funds drawn under its revolving credit agreement. Covenants contained in the revolver may require the Company to raise additional equity within 90 days of consummating the acquisition.

RESULTS OF OPERATIONS

Policy Revenue. Total policy revenue for the nine-month period ended September 30, 1997, increased 2.4% to $263.4 million from $257.2 million for the comparable 1996 period. Life product revenue increased $12.7 million as a result of the inclusion of United Life, which added $5.0 million of additional life revenue and modest increases in life revenue at AA Life and Integon Life of $3.1 million and $3.5 million, respectively. Fixed benefit accident and sickness product revenue declined $4.3 million. The decline in policy revenue from accident and sickness products was primarily attributable to the Company's decision during 1995 to discontinue new business production of certain disability income products. Policy revenue from foreign operations (primarily Canada) increased 7.7% or approximately $2.5 million. Policy revenue expressed in Canadian dollars increased 8.5% or $3.7 million (Canadian).

For the three month period ended September 30, 1997, total policy revenues increased 4.4% to $88.4 million compared to $84.6 million for the three-month period ended September 30, 1996. For the three month period ended September 30, 1997, United Life added $900,000 of policy revenues. AA Life and Integon Life added life policy revenues of $1.0 million and $2.0 million, respectively, over the comparable 1996 period. Policy revenues from fixed benefit products declined $750,000.

Net Investment Income. Net investment income for the nine months ended September 30, 1997, was $206.3 million compared to $141.4 million for the nine months ended September 30, 1996. Of the $66.5 million increase in investment income, $61.9 million was attributable to the addition of United Life. Yield, based upon weighted average amount of invested assets outstanding each period, was approximately 7.7% and 7.4% for the nine month periods ended September 30, 1997 and 1996, respectively which resulted in the Company realizing $2.8 million of additional investment income. For the nine month and three month periods ended September 30, 1997, the Company realized additional income on certain fixed maturity investments as the result of accelerated interest payments of $1.1 million.

Net investment income for the three-month period ended September 30, 1997, increased to $69.5 million from $61.8 million for the comparable period in 1996. A significant portion of the increase was attributable to United Life which positively impacted investment income by $6.3 million. During the three month period the Company realized fee income associated with certain investments aggregating $1.1 million. In addition, slightly higher yields on the portfolio, excluding United Life, which increased to 7.6% from 7.3% resulted in approximately $1.1 million of additional investment income for the three month period ended September 30, 1997, compared to the three month period ended September 30, 1996.

Other income. Other income is principally generated by the Company's bank marketing distribution channel, Marketing One. For the nine month and three month periods ended September 30, 1997 and 1996, Marketing One generated revenues of $13.4 million and $3.4 million compared with $15.7 million and $4.4 million for the comparable 1996 periods, respectively. The decline in commission revenues of Marketing One for each of the periods is primarily the result of losses in marketing relationships with smaller community banks which continue to be acquired by large institutions with established third party marketing relationships of their own. To replace the declining bank marketing channel, Marketing One has recently focused on developing wholesaler relationships. It is too early to determine if Marketing One will be able to fully replace the lost revenue from the community bank distribution channels.

In addition, for the nine and three month period ended September 30, 1997 the Company realized revenue amounting to $4.4 million as a result of entering into an assumption reinsurance transaction associated with the sale of its Panamanian operation.

In conjunction with the Company's acquisition and investment activities, the Company is regularly presented with opportunities to invest in substantially undervalued securities in corporations which will likely undertake some form of restructuring. In 1995, the Company established a trading security account for such investments. Included in other income for the nine and three month periods ended September 30, 1996, are gains of $800,000 and $1.0 million resulting from such activities. The Company substantially liquidated its trading portfolio during 1997 and had no gains or losses associated with the liquidation.

Realized investment gains and losses. During the nine month periods ended September 30, 1997 and 1996, the Company realized gains on the disposal of invested assets of $14.8 million and $84,000, respectively. Of these gains approximately $5.3 million and $0 during 1997 and 1996, respectively, were the result of sales of assets backing interest sensitive liabilities which resulted in the Company accelerating the amortization of deferred acquisition costs and present value of insurance in force assets by $3.9 million and $0 for the nine month periods ended September 30, 1997 and 1996, respectively. Accelerated amortization results from the anticipation of declining spreads on interest sensitive products in the future due to lower current reinvestment rates and the realization of future anticipated investment income in realized gains from sale of investments.

During the three month periods ended September 30, 1997 and 1996, the Company realized gains on the disposal of invested assets of $6.2 million and $656,000, respectively. Of those gains, approximately $1.8 million and $0 during the three month periods ended September 30, 1997 and 1996, respectively, were associated with assets backing interest sensitive liabilities which resulted in the Company accelerating the amortization of deferred acquisition costs and the present value of insurance in force of $2.0 million and $0, respectively.

The Company sold certain securities and realized gains in order to exit certain equity sectors and to ensure availability of funds necessary to handle the heavy volume of annuity surrenders anticipated due to the ending of the surrender charge period for a substantial portion of annuities sold five years ago.

Claims Incurred. Claims incurred for the nine month period ended September 30, 1997 increased 6.7% to $146.2 million from $137.1 million for the nine-month period ended September 30, 1996. The inclusion of United Life resulted in $5.3 million of additional claims. In addition, OLIC life claims increased $3.2 million during the first nine months of 1997 when compared to the first nine months of 1996. Although OLIC continues to incur higher life claims than historical averages, the Company does not believe that current claim patterns indicate permanent adverse mortality, but rather a short term elevation in the incidence of mortality.

For the three month period ended September 30, 1997, claims incurred increased 6.0% to $51.0 million from $48.1 million for the comparable period in 1996. The increase in claims was the result of Integon Life. Integon Life experienced a $2.9 million increase in mortality for the three month period ended September 30, 1997 compared to 1996. Such minor deviations in mortality are within the range of expectations of the Company.

The Company is currently reviewing claims development with certain closed blocks of fixed benefit insurance products. The Company anticipates completing its review later in 1997 or early 1998.

Underwriting and Other Administrative Expenses. Excluding the impact of the restructuring charges and transaction costs incurred during the nine month period ended September 30, 1997, underwriting and other administrative expenses increased 6.1% to $90.9 million from $85.7 million for the nine-month period ended September 30, 1996. The increase is primarily attributable to the inclusion of $7.1 million of expenses as a result of the acquisition of United Life. Offsetting the increases was a decline in the Company's Raleigh-based operations expense structure of $5.0 million, as a result of the restructuring of Professional, OLIC and Integon Life. In addition, the Company incurred additional expenses aggregating $3.5 million associated with administrative system conversions.

Excluding the impact of the restructuring charges and transaction costs, underwriting and other administrative expenses increased by $4.5 million to $32.6 million for the three month period ended September 30, 1997, compared to $28.0 million for the same period of 1996. Approximately $1.3 million was attributable to United Life. In addition, during the three month period ended September 30, 1997, certain non-insurance subsidiaries incurred additional expenses of approximately $1.1 million primarily associated with administrative systems conversion costs including the Year 2000 compliance efforts.

The Company anticipates it will continue to incur administrative system costs in excess of normalized run rates for the remainder of 1997 and 1998. The Company estimates total costs incurred during 1997 associated with Year 2000 compliance to be $1.1 million. Management has engaged a consulting firm to assess the Company's Year 2000 compliance requirements and plans. The consultants expect to report their findings and recommendations to the Company before December 31, 1997, at which time the Company will be able to estimate the expected costs of compliance and timetable for completion.

Interest and Related Debt Costs. For the nine-month period ended September 30, 1997, interest and amortization of deferred debt issuance costs increased to $15.7 million from $14.8 million for the comparable 1996 period. During the nine month period ended September 30, 1997, the Company had weighted average borrowings of $44.0 million more than the comparable period ended September 30, 1996. Such additional borrowings resulted in additional interest costs of approximately $1.9 million. This decrease was the result of the Company eliminating subsidiary indebtedness which carried significantly higher cost of funds than credit facility borrowings available to the Company at the parent company level. In addition, the Company utilized funds available under its revolving credit facility to repurchase approximately $35 million principal amount of its 9 1/4% Senior Subordinated Notes due 2003 (the "Notes") resulting in a positive interest arbitrage of approximately 180 basis points which resulted in the Company realizing approximately $821,000 in interest cost savings.

For the three month period ended September 30, 1997 and 1996, interest costs were $5.9 million and $4.8 million, respectively. The increase in costs as a result of the increase in average borrowings outstanding amounted to approximately $66.0 million. Also impacting interest costs were the subsidiary refinancings and the repurchase of the $35.0 million of Notes, which resulted in an aggregate decline of $200,000 in interest costs.

Income Taxes. The effective tax rates for the nine month and three month periods ended September 30, 1997, were approximately 37.2% and 32.6%, respectively, compared to 37.4% and 37.7% for the three month and nine month periods ended September 30, 1996, respectively. Excluding the impact of $19.1 million of restructuring charges as well as incremental costs associated with the restructuring of $3.5 million and transaction costs of $6.6 million, which combined derive an income tax benefit of $10.2 million, the Company's effective tax rate would have been 36.6% for the nine month period ended September 30, 1997. The effective rate for all periods presented is higher than the statutory tax rate primarily due to the non-deductibility of the amortization of costs in excess of net assets acquired.

Equity in Undistributed Earnings of Unconsolidated Affiliates. SW Financial reported earnings of $20.7 million and $17.2, as restated, for the nine months ended September 30, 1997 and 1996, respectively. The Company recognized $16.2 million and $12.8 million of earnings as a result of its economic interest in SW Financial. The improvement in the results of operations of SW Financial was primarily related to the reduction in certain deficiency reserves aggregating $18.1 million as the result of substantial management action taken during the period to implement a plan which is intended to reduce the losses anticipated to be suffered on a block of interest sensitive business. Such actions included contractually allowable reductions in credited rates and increases in cost of insurance and expense charges. Offsetting such gains were losses suffered on certain health lines of business aggregating $9.5 million. In addition, for the nine month period ended September 30, 1997, SW Financial's operating results were negatively impacted by $700,000 and $1.1 million due to increased goodwill amortization as a result of final purchase allocations made during 1996 and a reduction in realized gains from the sale of investments, respectively.

SW Financial reported earnings of $17.7 million and $6.0, as restated, for the three month periods ended September 30, 1997 and 1996, respectively. The Company recognized a gain of $13.7 million compared with $4.5 million of income from SW Financial for 1997 and 1996, respectively. Three month variances trend with nine month variances as SW Financial primarily realized the impacts described above during the three month period ended September 30, 1997.

SW Financial continues to monitor emerging losses on certain of its health products. During the three month period ended September 30, 1997 losses on certain health lines amounted to $400,000 compared to losses during the six month period ended June 30, 1997 of $9.1 million and gains during the three month period ended September 30, 1996 of $600,000. SW Financial recently instituted a series of management actions including rate increases and policy conversion options intended to mitigate future losses. There can be no assurance that such actions will reduce losses in future periods.

Pro forma Analysis of the Results of Operations. The following pro forma results of operations has been prepared to aid in comparative analysis of the nine month periods ended September 30, 1997 and 1996. The pro forma results indicated below eliminate the impact of the restructuring charge and additionally eliminate the impact of certain losses, non-comparative charges and reserve adjustments associated with the Company's economic interest in SW Financial. Also, included in the following pro forma statement of operations is the reclassification of amortization of the present value of insurance in force and deferred acquisition costs associated with gains on invested assets during the nine month period ended September 30, 1997 (See: Management Discussion and Analysis Result of Operations - realized investment gains and losses). The Company did not "unlock" amortization of the present value of insurance in force or deferred acquisition costs during 1996 for realized investment gains.

                                                                                                                     NINE MONTH
                                                                    NINE MONTH PERIOD ENDED                         PERIOD ENDED
                                                                      SEPTEMBER 30, 1997                        SEPTEMBER 30, 1996
                                        -------------------------------------------------------------------------------------------
                                                    RESTRUCTURING AND   AS REPORTED   COMPARATIVE    COMPARATIVE
                                       AS REPORTED  TRANSACTION COSTS      (NET)      ADJUSTMENTS     PRO FORMA      AS RESTATED
                                      ------------- -----------------   -----------  -------------  ------------- -----------------
OPERATING INFORMATION:
  Revenues:
    Premiums, principally
      Accident and sickness             $194,668            --         $194,668           --        $194,668        $189,417
    Interest sensitive product
      Policy charges                      68,688            --           68,688           --          68,688          67,752
    Net investment income                206,256            --          206,256           --         206,256         141,407
    Other income                          20,313            --           20,313           --          20,313          16,793
    Net gains from sale of
      investments                         14,767            --           14,767        4,729          10,038              84
                                        --------                       --------                     --------        --------
        Total revenues                   504,692                        504,692                      499,963        $415,453
                                        --------                       --------                     --------        --------
  Benefits and expenses:
    Claims incurred                      146,238            --          146,238           --         146,238         137,124
    Change in liability for
      future policy benefits
      and other policy benefits           78,823            --           78,823           --          78,823          47,940
    Amortization of present value
      of insurance in force and
      deferred policy acquisition
      costs                               64,298            --           64,298        4,729          59,569          42,927
    Amortization of costs in
      excess of net assets
      acquired                             7,460            --            7,460           --           7,460           6,256
    Underwriting and other
      administrative expenses            101,058        10,110           90,948           --          90,948          85,744
    Interest and amortization of
      deferred debt issuance costs        15,719            --           15,719           --          15,719          14,759
    Restructuring charge                  19,071        19,071               --           --              --              --
                                        --------                       --------                     --------        --------
        Total benefits and
          expenses                       432,667                        403,486                      398,757         334,750
                                        --------                       --------                     --------        --------
  Income before income taxes,
    undistributed earnings in
    unconsolidated affiliates
    and extraordinary charge              72,025                        101,206                      101,206          80,703
        Income taxes                      26,783        10,213           36,996           --          36,996          30,152
                                        --------                       --------                     --------        --------
  Net income before undistributed
    earnings in unconsolidated
    affiliates and extraordinary
    charge                                45,242                         64,210                       64,210          50,551
        Undistributed earnings
          in unconsolidated
          affiliates                      16,158            --           16,158       (3,102)(1)      13,056          12,834
                                        --------                       --------                     --------        --------
  Net income before
    extraordinary charge                  61,400                         80,368                       77,266          63,385
        Extraordinary charge                  --            --               --           --              --          (1,138)
                                        --------                       --------                     --------        --------
  Net income                              61,400                         80,368                       77,266          62,247
        Preferred stock dividend
          requirements                    14,685            --           14,685           --          14,685           9,636
                                        --------                       --------                     --------        --------
  Net income applicable to
    common stock                        $ 46,715                       $ 65,683                     $ 62,581        $ 52,611
                                        ========                       ========                     ========        ========

PER SHARE INFORMATION:
  Primary:
    Net income applicable to
      common stock before
      extraordinary charge              $   1.61                       $   2.27                     $   2.16        $   1.92
        Extraordinary charge                  --                             --                           --           (0.04)
                                        --------                       --------                     --------        --------
    Net income applicable to
      common stock                      $   1.61                       $   2.27                     $   2.16        $   1.88
                                        ========                       ========                     ========        ========
    Weighted average primary
      shares outstanding
      (in thousands)                      28,954                         28,954                       28,954          28,038
                                        ========                       ========                     ========        ========
  Fully diluted:
    Net income applicable to
      common stock before
      extraordinary charge              $   1.57                       $   2.07                     $   1.99        $   1.70
        Extraordinary charge                  --                             --                           --           (0.03)
                                        --------                       --------                     --------        --------
    Net income applicable to
      common stock                      $   1.57                       $   2.07                     $   1.99        $   1.67
                                        ========                       ========                     ========        ========
    Weighted average fully
      diluted shares outstanding
      (in thousands)                      38,161                         38,161                       38,161          33,993
                                        ========                       ========                     ========        ========

(1) During the period SW Financial incurred losses aggregating approximately $9.5 million as the result of additional analysis on certain health insurance lines of business. SW Financial anticipates that it may incur additional losses for the remainder of 1997 on the health line of business until its policy conversion and rate increase program is fully implemented. Also during the period ended September 30, 1997, SW Financial began implementation of a management action plan which resulted in a reduction of $18.1 million of deficiency reserves associated with an interest sensitive block of business. In addition, SW Financial incurred $700,000 of additional goodwill amortization during the nine month period ended September 30, 1997, as compared to September 30, 1996. Such amortization was the result of final purchase allocations by SW Financial. For the nine month period ended September 30, 1997, SW Financial realized $1.1 million less in gains from the sales of investments. The impact of the above items on the Company's results of operations was an increase of $3.1 million.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 1997, for information regarding the Tozour Case and Miller Complaint.

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

ITEM 5.  OTHER INFORMATION

Securities and Exchange Commission ("SEC") Review of Historical Financial Statements

As part of the Preliminary Joint Proxy Statement and Prospectus review process related to the merger with Washington National Corporation and the acquisitions of the controlling interest in SW Financial and the Fickes and Stone Knightsbridge Interests, the SEC has been reviewing the Company's historical financial statements.

Due to the nature of the accounting comments raised by the SEC, the Company commenced a thorough review of its historical accounting policies and practices, conducted under the supervision of the Audit Committee of the Board of Directors and with the assistance of the Company's internal audit staff and KPMG Peat Marwick LLP ("KPMG"), the Company's independent auditors. Based upon that review, the Company and KPMG concluded that, notwithstanding certain accounting errors identified by the Company during the review process, the Company's financial statements were fairly presented for all periods under review. The Company advised the SEC of the results of its review at the end of June 1997, and subsequently provided additional information requested by the SEC. On August 14, 1997, the SEC notified the Company that it was unable to concur with certain of the Company's conclusions. The SEC requested that the Company correct its financial statements to eliminate the accounting errors identified during the Company's internal review and to revise its historical financial statements in certain other respects.

The Company has restated its consolidated financial statements for each of the years in the three year period ended December 31, 1996, as well as the three month period ended March 31, 1997, the three and six month periods ended June 30, 1997, and the three and nine month periods ended September 30, 1996. For additional information concerning the restatement refer the Company's report on Form 8-K filed November 14, 1997.

Pending Merger, Acquisition and Related Transaction

On August 30, 1997, the merger agreement between Washington National and the Company terminated.

The Company's pending acquisitions of the Controlling Interest in Southwestern Financial Corporation and Subsidiaries and the Fickes and Stone Knightsbridge Interests, as well as the annual stockholders' meeting, are also being delayed pending completion of the SEC's Preliminary Joint Proxy Statement and Prospectus review process relating to those transactions, including a review of the Company's historical financial statements. The Company intends to proceed with these matters during the fourth quarter of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                DESCRIPTION
  ------                -----------
     10.1    Note Purchase, Release and Settlement Agreement, dated July
             13, 1997, executed by Long Star Liquidating Trust, PennCorp
             Financial Group, Inc. and Southwestern Financial Corporation.

     11.1    Computations of earnings per share

     15.1    Independent Auditors' Review Report*

     27      Financial Data Schedule

     * Such exhibit is incorporated by reference to page 14 of this Form 10-Q.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


PENNCORP FINANCIAL GROUP, INC.
(The Registrant)


Dated:  November 14, 1997        By:      /s/  STEVEN W. FICKES

                                          Steven W. Fickes
                                          President and Chief Financial Officer
                                          (Authorized officer and principal
                                          accounting and financial officer of
                                          the registrant)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                 DESCRIPTION
  ------                 -----------
     10.1    Note Purchase, Release and Settlement Agreement, dated July 13,
             1997, executed by Long Star Liquidating Trust, PennCorp Financial
             Group, Inc. and Southwestern Financial Corporation.

     11.1    Computations of earnings per share

     15.1    Independent Auditors' Review Report*

      27     Financial Data Schedule



     * Such exhibit is incorporated by reference to page 14 of this Form 10-Q.