Form 10-K/A
period 1996-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1998-03-05
CIK 890449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 4

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                         Commission file number 1-11422

                       PENNCORP FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         Delaware                                        13-3543540
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

      590 Madison Avenue, NY, NY                            10022
----------------------------------------                  ----------
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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                Explanatory Note

                        PENNCORP FINANCIAL GROUP, INC.
                 ANNUAL REPORT ON FORM 10-K/A AMENDMENT NO. 4
                     FOR THE YEAR ENDED DECEMBER 31, 1996



                                                                            Page
                                                                            ----
PART IV

Item 14.    Exhibits Financial Statement Schedules, and Reports on Form 8-K...3

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K/A AMENDMENT NO. 4

(a)       Documents

          1.   Exhibits

                 99.1 Restated financial statements of PennCorp Financial Group, Inc. for each of the years in the three year period ended December 31, 1996, as well as the three month periods ended March 31, 1997 and 1996 and the three and six month periods ended June 30, 1997 and 1996, which were filed on Form 8-K on November 14, 1997.

                 99.2       Consent of KPMG Peat Marwick LLP.

                 99.3       Consent of KPMG Peat Marwick LLP.

(b)       Reports on Form 8-K

               A report on Form 8-K, dated November 14, 1997, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on November 14, 1997, providing restated financial statements of PennCorp Financial Group, Inc. for each of the years in the three year period ended December 31, 1996, as well as the three month periods ended March 31, 1997 and 1996 and the three and six month periods ended June 30, 1997 and 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


PENNCORP FINANCIAL GROUP, INC.
(The Registrant)

Dated:  February 27, 1998        By:      /s/  STEVEN W. FICKES

                                          Steven W. Fickes
                                          President and Chief Financial Officer
                                          (Authorized officer and principal
                                          accounting and financial officer of
                                          the registrant)

                               INDEX TO EXHIBITS


               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------

                99.1 Restated financial statements of PennCorp Financial Group, Inc. for each of the years in the three year period ended December 31, 1996, as well as the three month periods ended March 31, 1997 and 1996 and the three and six month periods ended June 30, 1997 and 1996, which were filed on Form 8-K on November 14, 1997.

                 99.2       Consent of KPMG Peat Marwick LLP.

                 99.3       Consent of KPMG Peat Marwick LLP.