Form 10-K
period 1997-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1998-03-31
CIK 890449

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                 13-3543540
      (State or other jurisdiction
     of incorporation or organization)      (I.R.S. employer identification no.)
            590 Madison Avenue                               10022
            New York, New York                            (Zip code)
 (Address of principal executive offices)

        Registrant's telephone number, including area code: (212) 896-2700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              Name of Each Exchange
           Title of Each Class                      on Which Registered
-------------------------------------   ---------------------------------------
       Common Stock, $.01 par value               New York Stock Exchange
-------------------------------------   ---------------------------------------
  $3.375 Convertible Preferred Stock,
             $.01 par value                       New York Stock Exchange
-------------------------------------   ---------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998: $806,003,479.80.

     The number of Common Stock shares outstanding as of March 25, 1998, was 27,853,252.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled for May 21, 1998, is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                            Page

PART I
         Item 1. Business                                                     3
         Item 2. Properties                                                  22
         Item 3. Legal Proceedings                                           22
         Item 4. Submission of Matters to a Vote of Security Holders         24

PART II
         Item 5. Market for the Registrant's Common Equity and
                     Related Shareholder Matters                             26
         Item 6. Selected Consolidated Financial Data                        27
         Item 7. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     28
         Item 8. Financial Statements and Supplementary Data                 40
         Item 9. Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    104

PART III
         Item 10. Directors and Executive Officers of the Registrant        104
         Item 11. Executive Compensation                                    104
         Item 12. Security Ownership of Certain Beneficial
                     Owners and Management                                  104
         Item 13. Certain Relationships and Related Transactions            104

PART IV
         Item 14. Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K                                105

                                     PART I

Item 1. Business

GENERAL DESCRIPTION AND HISTORY

     PennCorp Financial Group, Inc. ("PennCorp" or the "Company"), incorporated in Delaware in 1989, is a holding company the principal subsidiaries of which are insurance companies with operations in Raleigh, North Carolina; Dallas and Waco, Texas; Baton Rouge, Louisiana; and Toronto, Canada. The Company's insurance subsidiaries market and underwrite fixed benefit accident and sickness insurance, life insurance and accumulation products to lower- and middle- income markets throughout the United States and Canada. The Company's insurance products are sold through  several  distribution  channels  including  exclusive agents,  general  agents,  payroll  deduction  programs  and  through  financial institutions. PennCorp's only significant industry segment is insurance. Information relating to the Company's U.S. and Canadian operations appears in
Note 4 of "Notes to Consolidated Financial Statements" on Page 53 hereof. For more information regarding the Company's markets, see "Insurance" and Marketing and Distribution" included herein.

     During 1997 the Company restructured its operating units into three primary business units, Career Sales Division, Payroll Sales Division and Financial Services Division.

     Career Sales Division includes the operations of Penn Life. Penn Life, collectively, Pennsylvania Life Insurance Company ("PLIC") and Penncorp Life Insurance Company, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998 consummation of the acquisition of Southwestern Financial Corporation and Subsidiaries ("SW Financial"), the Company has been taking steps to integrate Union Bankers Insurance Company ("Union Bankers") with the Career Sales Division.

     Payroll Sales Division includes the operations of AA Life, Professional Insurance Corporation ("Professional") and Occidental Life Insurance Company of North Carolina ("OLIC"). AA Life, collectively, Pioneer Security Life Insurance Company ("Pioneer Security") and its subsidiaries, American-Amicable Life Insurance Company of Texas ("American- Amicable") and Pioneer American Insurance Company ("Pioneer American"), markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force. Professional and OLIC provide individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs.

     Financial Services Division is comprised of Integon Life Insurance Corporation ("Integon Life") and United Life & Annuity Insurance Company ("United Life"). Integon Life markets life insurance and, to a lesser extent annuity products through independent general agents who sell directly to individuals primarily in the southeastern United States. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. Since its acquisition on January 2, 1998, Southwestern Life Insurance Company ("Southwestern Life") has been integrated and managed as part of the Financial Services Division.

     The Company's growth strategy has emphasized the acquisition of complementary insurance operations and the utilization of the Company's several distribution channels to further penetrate its target markets. In making acquisitions, the Company has sought to broaden its distribution channels, increase its product offerings and expand its geographical presence. The Company also seeks benefits from expense reduction through the consolidation of facilities and staff and the creation of common administrative systems. Since 1990, the Company has acquired OLIC, Professional, AA Life, Integon Life, United Life and SW Financial.

RECENT DEVELOPMENTS

     On February 18, 1998, the Company announced that it has engaged investment banking firms Salomon Smith Barney and Fox-Pitt, Kelton Inc. to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division. On February 18, 1998, the Company also announced that it will incur restructuring and other charges which, in the aggregate, are not expected to exceed $25.0 million, a significant portion of which will be recognized in the first quarter. The restructuring charge recognizes: (a) severance and related benefits incurred due to staff reductions, (b) estimated holding costs of vacated facilities, (c) the write-off of certain fixed assets and other impaired assets and (d) estimated contract termination costs.

THE SW FINANCIAL INVESTMENT

     Prior to the Company's acquisition of the controlling interest in SW Financial on January 2, 1998, the Company held a significant economic interest in SW Financial. Such economic interest was derived through its direct investment of $120.0 million in SW Financial. Without giving effect to the conversion of the SW Financial convertible debentures, the Company beneficially owned 75.4% of SW Financial's outstanding common stock, including 100.0% of SW Financial's non-voting common stock and 21.0% of SW Financial's voting common stock. The Company also owned preferred stock of SW Financial and its subsidiary. In August 1997, in anticipation of the acquisition of SW Financial, the Company acquired all of SW Financial's subordinated indebtedness aggregating $40.0 million.

     Through the Company's limited partnership interest in the Knightsbridge Capital Fund I, L.P. ("Knightsbridge Fund"), the Company indirectly owned an additional economic interest in SW Financial aggregating 2.6 percent.

THE KNIGHTSBRIDGE RESTRUCTURING PLAN

     In February 1996, the Company's Board of Directors began discussions with Messrs. Stone and Fickes on a means of consolidating their outside business interests, including the Knightsbridge Fund, under the Company. Subsequently, Messrs. Stone and Fickes and the members of the Knightsbridge and Compensation Committees of the Company's Board developed a plan to enable the Company to manage the Knightsbridge Fund and to provide Messrs. Stone and Fickes with a compensation program that offers them compensation opportunities with economic interests aligned with stockholders generally and that provides incentives for each to make a long-term, full-time commitment to the Company.

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

    o The acquisition by the Company from the Knightsbridge Fund and Messrs. Stone and Fickes of their respective holdings of common stock and the common stock warrants of SW Financial (collectively, "The Southwestern Financial Controlling Interest") provided that if the Amended Proposed Settlement (as defined in "Item 3 - Legal Proceedings" below) is approved by the Delaware Chancery Court after notice to the Company's stockholders, Messrs. Stone and Fickes will cancel their SW Financial common stock warrants for no additional consideration). See Item 3 - Legal Proceedings on page 22 hereof.

     The acquisition of The Fickes and Stone Knightsbridge Interests and the acquisition of the Southwestern Financial Controlling Interest were approved by a vote of the stockholders of the Company at its Annual Meeting of Stockholders held on December 31, 1997 and were consummated on January 5, 1998 and January 2, 1998, respectively.

     Further information regarding the SW Financial investment appears in Note 6 of "Notes to Consolidated Financial Statements" and SW Financial financial statements for the years ended December 31, 1997 and 1996 are included on pages 78 to 103 hereof. Information relating to the relationship between the Company and the Knightsbridge Fund, the acquisition of The Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest appear in Notes 15, 16 and 19 of "Notes to Consolidated Financial Statements," and in Item 13 hereof.

INSURANCE

     The  Company's  insurance  subsidiaries  underwrite  a variety of insurance products with the primary emphasis on modest premium policies in the accumulation, life and fixed benefit product sectors. Fixed benefit products include indemnity insurance policies in which the benefit amounts are fixed at the time of policy issue. Those products provide supplemental income payments directly to the insured who is disabled and unable to work due to accident or sickness. Life products are primarily low face amount traditional whole life or universal life products which build cash values that are available to the policyholder. Accumulation products include various forms of annuity products which are utilized by policyholders primarily as a means of tax deferred savings. Pro forma 1997 ratios and amounts include the results of SW Financial as if SW Financial was acquired January 1, 1997. Such pro forma information is provided for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1997, or results which may occur in the future.

     The following table presents the historical percentages of consolidated insurance operations revenues derived from these product types:

                                                             PERCENTAGE OF CONSOLIDATED
                                                                 INSURANCE OPERATIONS
                                                              REVENUES FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                      -----------------------------------------------
                                                                                            Pro forma
 INSURANCE PRODUCT TYPE                               1995         1996         1997           1997
 ----------------------                               ----         ----         ----           ----
 Fixed benefit....................................     48.8%        34.1%       29.8%         30.5%
 Life.............................................     43.5         46.2        43.1          46.8
 Accumulation.....................................      7.7         19.7        27.1          22.7
                                                      -----        -----       -----         -----
   Total..........................................    100.0%       100.0%      100.0%        100.0%
                                                      =====        =====       =====         =====

     The amount of annualized premium in force and policy activity by type of business for the past three years is as follows:

                                                             ANNUALIZED PREMIUM IN FORCE
                                                                  AS OF DECEMBER 31,
                                                                   ($ in thousands)
                                                     -----------------------------------------------
                                                                                           Pro forma
INSURANCE PRODUCT TYPE                               1995         1996         1997           1997
----------------------                               ----         ----         ----           ----
Fixed benefit..............................       $  189,681   $  194,475  $   184,214   $   256,272
Life(1)....................................          216,263      217,538      219,180       372,409
                                                  ----------   ----------  -----------   -----------
  Total....................................       $  405,944   $  412,013  $   403,394   $   628,681
                                                  ==========   ==========  ===========   ===========
-------------------
(1)  Life  annualized  premium in force  includes  target  premium for  interest sensitive products.  Interest sensitive policy revenue may vary from target premium  as  policyholders  have  no  obligation  to  pay  target  premium.
     Additionally,  interest sensitive policy revenues are determined based upon contractual  charges  assessed  against  policyholder  funds  and  are  not determined by policy revenues collected.

                                                1995                        1996                       1997
                                      ------------------------   --------------------------   --------------------------
                                       Fixed            Accum-    Fixed              Accum-    Fixed              Accum-
                                      Benefit   Life   ulation   Benefit   Life     ulation   Benefit    Life    ulation
                                      -------   ----   -------   -------   ----     -------   -------    ----    -------
Policies in force - January 1......   761,082  422,056   6,861   733,893   562,620   34,854   698,072   558,697   90,265
   New issues......................   111,999   60,097   1,691    81,547    54,157    4,834    84,286    62,449    5,012
   Business acquired, net..........       200  170,136  32,069    15,664    67,731   64,210        --        --       --
   Policies terminated.............  (139,388) (89,669) (5,767) (133,032) (125,811) (13,633) (127,422) (114,233) (25,508)
                                      -------  -------  ------   -------   -------   ------   -------   -------   ------
   Policies in force - December 31.   733,893  562,620  34,854   698,072   558,697   90,265   654,936   506,913   69,769
                                      =======  =======  ======   =======   =======   ======   =======   =======   ======

     As a result of the acquisition of Integon life, the Company acquired a substantial block of credit insurance policies (550,152 policies at acquisition; 111,579 policies as of December 31, 1997). Integon Life no longer markets such products and nearly all of Integon Life's credit insurance is subject to a 100.0% coinsurance agreement. Such policies have been excluded from the above table.

MARKETING AND DISTRIBUTION

     The Company's insurance subsidiaries collectively are licensed to market the Company's insurance products in all states (other than New York) and in the District of Columbia, all provinces of Canada, Puerto Rico and certain Caribbean countries. In addition, the Company is authorized to sell its products at U.S. military installations in foreign countries.

     The Company's broadly defined markets are reached through four primary distribution channels: agents contracted exclusively with the Company, independent general agents who sell on an individual basis, independent general agents who sell through payroll deduction programs and arrangements for distribution through various financial institutions. Those market segments are further divided as follows:

    Major Market                                Sub-Market
    ------------                                ----------

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

     The following tables illustrate, by direct cash premium collected and relative percentages, the principal marketing regions in which the Company collected in excess of $10.0 million of policy revenues for the year ended December 31, 1997.

                        Direct Premium Collected
       --------------------------------------------------------
         Jurisdiction                Amount          Percentage
         ------------                ------          ----------
       Canada.....................  $   56,067          11.3%
       North Carolina.............      40,451           8.1
       Georgia....................      35,984           7.2
       Louisiana..................      35,763           7.2
       Florida....................      35,406           7.1
       California.................      26,156           5.3
       Texas......................      22,500           4.5
       Ohio.......................      20,713           4.2
       Missouri...................      18,029           3.6
       Illinois...................      15,143           3.0
       Indiana....................      15,099           3.0
       South Carolina.............      14,082           2.8
       Alabama....................      13,604           2.7
       Virginia...................      12,040           2.4
                                    ----------         -----
          Subtotal................     361,037          72.4
       All Others.................     137,032          27.6
                                    ----------         -----
          Total...................  $  498,069         100.0%
                                    ==========         =====

                   Pro forma Direct Premium Collected
       --------------------------------------------------------
         Jurisdiction                Amount          Percentage
         ------------                ------          ----------

       Texas......................  $   95,367          12.2%
       Canada.....................      56,068           7.2
       North Carolina.............      53,256           6.8
       Florida....................      46,589           5.9
       Georgia....................      44,069           5.6
       Indiana....................      42,569           5.4
       Louisiana..................      39,643           5.1
       California.................      36,701           4.7
       Ohio.......................      34,510           4.4
       Missouri...................      31,939           4.1
       Pennsylvania...............      24,727           3.2
       Wisconsin..................      23,493           3.0
       Virginia...................      21,953           2.8
       Illinois...................      21,221           2.7
       South Carolina.............      17,815           2.2
       Oklahoma...................      17,063           2.2
       Alabama....................      16,005           2.0
       Kentucky...................      12,446           1.6
       Kansas.....................      12,286           1.6
       Tennessee..................      11,614           1.5
       Michigan...................      11,502           1.4
                                    ----------         -----
          Subtotal................     670,836          85.6
       All Others.................     112,418          14.4
                                    ----------         -----
          Total...................  $  783,254         100.0%
                                    ==========         =====

Career Sales Division

     Penn Life's agents constitute substantially all of the Company's career sales force. On a pro forma basis Union Bankers is considered part of the Career Sales Division. Penn Life is organized under a regional/branch office structure. The regional sales managers are responsible for approximately 100 sales locations in the United States and Canada. Commissions are shared among the regional and branch office managers and the writing agent. Commissions allocated to the branch offices are used to pay "overwrite" commissions to agents who train new agents and to pay the expenses of the branch office. Any commissions allocated to the branch offices remaining after payment of "overwrite" commissions and expenses, essentially the branch "profit", are allocated among the senior sales managers and the Company. The Company retained approximately $3.1 million, $2.8 million and $2.4 million during 1997, 1996 and 1995, respectively, in profit sharing income, which is recorded as an offset to commissions. During 1997 the Company worked closely with the U.S. based career sales force to develop and implement a new compensation structure which resulted in the Company giving up its rights to a portion of the profit participation associated with the branch compensation structures. As a result, career sales force agents will receive a lower base commission structure on new business and will fully absorb all field office costs. The new compensation structure allows for bonuses to be paid to agents based upon improving persistency and new sales growth.

     Management believes that the expansion of the Penn Life sales force can best be accomplished by broadening the base of sales offices. Penn Life has opened the following new offices and continues to evaluate additional geographic locations which will complement the current office network.

                           NEW LOCATIONS
                           -------------
          1995                  1996                  1997
          ----                  ----                  ----

      Bellaire, TX       Salt Lake City, UT       Charlotte, NC
      Amarillo, TX         San Antonio, TX         Hughson, CA
     Springfield, MO       Gainesville, FL         Malibu, CA
       Gilbert, AZ          Portland, OR          Hollywood, FL

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

     Special Services. Instant Issue policyholders are a significant source of leads for the Special Services Division. A Special Services agent visits the policyholder's residence to collect renewal premiums on products purchased for the Instant Issue Division. The sales agent also delivers a standardized sales presentation on more comprehensive and higher premium policies. These policies either provide scheduled payments to insureds who are required to be hospitalized as the result of accident or sickness or, less frequently scheduled payments to insureds who are disabled and unable to work as a result of accident or sickness.

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

     The Penn Life sales force is made up of approximately 1,000 agents who produce business annually. The following table sets forth information regarding the Career Sales Division:

                                                             1995         1996         1997
                                                             ----         ----         ----
                                                                    ($ in thousands)
  INSTANT ISSUE
    Agents under contract..............................          643          682          388
    Weekly average agents producing new business.......          213          225          183
    Submitted annualized new business premiums.........    $  11,685    $   9,497    $   7,541
    Annualized new business premium per agent..........    $    54.9    $    42.2    $    41.2

  SPECIAL SERVICES
    Agents under contract..............................        1,001          962        1,012
    Weekly average agents producing new business.......          342          393          398
    Submitted annualized new business premiums.........    $  29,122    $  30,936    $  33,683
    Annualized new business premium per agent..........    $    85.2    $    78.7    $    84.6

  INDIVIDUAL LIFE
    Agents under contract..............................          161          197          182
    Weekly average agents producing new business.......           75           91           78
    Submitted annualized new business premiums.........    $   6,969    $   8,224    $   7,006
    Annualized new business premium per agent..........    $    92.9    $    90.4    $    89.8

  TOTAL ALL CAREER SALES DIVISIONS
    Agents under contract..............................        1,805        1,841        1,582
    Weekly average agents producing new business.......          630          709          659
    Submitted annualized new business premiums.........    $  47,776    $  48,657    $  48,230
    Annualized new business premium per agent..........    $    75.8    $    68.6    $    73.2

     Penn Life is continually striving to develop a core group of agents with proven ability to produce and service new business. The focus on a strong core group of agents has allowed the Company to increase productivity without a related incremental increase in agent overhead expenses.

     The revenue earned by the career sales distribution system by product type is shown below:

                                                                               Pro forma
INSURANCE PRODUCT TYPE                    1995         1996         1997         1997
                                         -------      --------    ---------    ---------
                                                           ($ in millions)
Fixed benefit.....................       $ 156.0      $  148.1    $   142.3    $   377.2
Life..............................          34.4          32.8         31.6         81.7
                                         -------      --------    ---------    ---------
Accumulation......................           0.5           1.0          1.6          2.7
                                         -------      --------    ---------    ---------
   Total..........................       $ 190.9      $  181.9    $   175.5    $   461.6
                                         =======      ========    =========    =========

     The percentage of Career Sales Division revenue to the Company's total insurance operations revenue by product type is shown below:

                                                                                           Pro forma
INSURANCE PRODUCT TYPE                               1995         1996         1997          1997
----------------------                               ----         ----         ----          ----

Fixed benefit.....................................    76.7%       76.8%        74.3%        88.5%
Life  ............................................    19.0        12.6         11.5         17.5
Accumulation......................................     1.4         0.9          0.9          1.3
  Total division revenue to the Company's
      total insurance operations revenue..........    45.8        32.2         27.3         41.6

Payroll Sales Division

     The Payroll Sales Division includes marketing units of Professional, AA Life and OLIC. Each of the marketing units is divided into regions utilizing a hierarchical approach to managing the sales representative. Additionally, AA Life and OLIC also utilize field marketing directors and independent marketing organizations to access potential policyholders. During 1997, the Company formed Occidental Benefit Services, Inc. ("OBSI"). OBSI maintains relationships with senior industry producers who have access to a broad array of large payroll accounts (average employee base in excess of 1,000). OBSI forms joint venture relationships with the producers or employers in order to access large accounts. During 1997, OBSI formed its first such relationship resulting in access to an 18,000 person employee group in the southeastern United States.

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

     The  following  tables set forth  information  regarding  the Payroll Sales
Division:

  PAYROLL SALES DIVISION                                   1995         1996         1997
  ----------------------                                   ----         ----         ----
                                                                  ($ in thousands)
  Agents under contract..............................        6,578        7,539        6,784
  Number of agents annually producing new business...        2,684        2,750        2,955
  Submitted annualized new business premiums.........    $  39,435    $  39,069    $  42,527
  Annualized new business premium per agent..........    $    14.7    $    14.2    $    14.4

     The revenue earned by the Payroll Sales Division by product type is shown below:

   INSURANCE PRODUCT TYPE                                 1995           1996         1997
   ----------------------                                 ----           ----         ----
                                                                    ($ in millions)
 Fixed benefit........................................    $    38.0    $    39.5    $    48.9
 Life.................................................         82.0         84.1        116.4
 Accumulation.........................................          5.9          8.0          7.2
                                                          ---------    ---------    ---------
   Total..............................................    $   125.9    $   131.6    $   172.5
                                                          =========    =========    =========

     The percentage of the Payroll Sales Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                                                  Pro forma
 INSURANCE PRODUCT TYPE                                     1995          1996         1997         1997
 ----------------------                                     ----          ----         ----         ----
 Fixed benefit..........................................     18.7%        20.5%        25.5%        11.5%
 Life...................................................     45.2         32.3         42.2         24.9
 Accumulation...........................................     18.5          7.2          4.1          3.4
   Total division revenue to the Company's
     total insurance operations revenue.................     30.2         23.3         26.8         15.6

Financial Services Division

     The Financial Services Division includes marketing units of Integon Life and United Life and on a pro forma basis, Southwestern Life. The Financial Services Division markets products to individual customers through leads developed over time. This division utilizes field marketing directors, affiliations with independent marketing organizations, financial institutions and financial planners to reach its customer base.

     The sales agents for this division often make sales presentations on a one-on-one basis with potential prospects. Sales representatives are often faced with competition from other agents and/or products from other companies.

     The following tables set forth information regarding the Financial Services Division.

                                                                                                  Pro forma
 FINANCIAL SERVICES DIVISION                                1995          1996         1997         1997
 ---------------------------                                ----          ----         ----         ----
                                                                            ($ in thousands)
 Agents under contract..................................       4,638        9,164        7,730       18,980
 Number of agents annually producing new business.......       2,033        2,842        2,206        4,674
 Submitted annualized new business premiums.............  $   11,879   $  118,528   $  139,483   $  153,803
 Annualized new business premium per agent..............  $      5.8   $     41.7   $     63.2   $     32.9

     The revenue earned by the Financial Services Division by product type is shown below:

                                                                                                  Pro forma
 INSURANCE PRODUCT TYPE                                     1995          1996         1997         1997
 ----------------------                                     ----          ----         ----         ----
                                                                             ($ in millions)
 Fixed benefit.....................................       $     9.4    $     5.3    $     0.3    $     0.3
 Life..............................................            65.0        143.7        127.9        270.0
 Accumulation......................................            25.9        102.2        166.9        203.3
                                                          ---------    ---------    ---------    ---------
   Total...........................................       $   100.3    $   251.2    $   295.1    $   473.6
                                                          =========    =========    =========    =========

     The percentage of the Financial Services Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                                                  Pro forma
 INSURANCE PRODUCT TYPE                                     1995          1996         1997         1997
 ----------------------                                     ----          ----         ----         ----

 Fixed benefit..........................................      4.6%         2.8%         0.2%         0.1%
 Life...................................................     35.8         55.1         46.3         57.7
 Accumulation...........................................     80.1         91.9         95.0         95.4
   Total division revenue to the Company's
     total insurance operations revenue.................     24.0         44.5         45.9         42.8

PRODUCTS

General

     The Company's products generally are small premium policies with defined fixed benefits or low face amount life insurance policies, each of which demonstrate stable risk characteristics. The Company's more recent acquisitions of Integon Life and United Life added a portfolio of accumulation products for which the Company actively manages pricing spreads. The acquisition of SW Financial substantially expands the Company's fixed benefit and interest sensitive life product portfolios and, to a lesser extent, accumulation products.

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

Fixed Benefit Products

     Fixed benefit products are sold in large volume and are characterized by low average annual premiums. These products provide one or more of three principal types of benefits: (i) fixed periodic payments to an insured who becomes disabled and unable to work because of an accident and/or sickness, (ii) fixed periodic payments to an insured who becomes hospitalized, and (iii) fixed single payments that vary in amount generally for specified surgical or diagnostic procedures. Because the benefits are fixed in amount at the time of policy issuance and are not intended to provide reimbursement for medical and hospital expenses, payment amounts are not affected by inflation or the rising cost of health care services. Fixed benefit products, primarily those covering inability to work due to an accident, provide payments while the insured is disabled and unable to work, subject to the terms and conditions of the applicable policy. Fixed benefit products under which payments are made to insureds who are disabled and unable to work may be purchased with coverage for either (i) specified types of accidents, (ii) all other types of accidents, or
(iii) a combination of accident and sickness. The Company's practice is to sell products that together with other similar coverages, do not provide monthly benefits in excess of $2,000 or 75% of the insured's income, if less.

     Certain fixed benefit products, primarily those covering hospitalization due to sickness, provide payments during the period the insured is hospitalized. Most of the Company's fixed benefit products also provide additional fixed periodic payments to an insured who becomes hospitalized. Payments under these products are not designed to cover the actual costs of the insured's hospital stay, but merely to provide the insured with a means of paying supplemental expenses during the hospitalization period. The Company's practice is to provide hospitalization benefits of not more than $250 per day ($1,000 if the insured requires intensive care treatment).

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

     The acquisition of SW Financial expanded the Company's fixed benefits products to include long term care and medicare supplement policies. Union Bankers medicare supplement policies provide Medicare enrollees with coverage for certain medical expenses not paid in full by Medicare. In addition, Union Bankers historically marketed non-fixed benefit products such as individual major medical coverage and Preferred Provider Options ("PPO"). Subsequent to acquisition by the Company, Union Bankers has stopped accepting major medical and PPO applications, but continues to process renewals.

Life Insurance Products

     Of the policy revenues attributable to life products, approximately 51.7% are related to interest sensitive life insurance policies and the remainder are related to traditional term and whole life insurance policies.

     The Company designs its interest sensitive life insurance policies to avoid the early accumulation of cash values and to discourage early surrenders or terminations by imposing relatively high average surrender charges. This is done to reduce the risk of the Company's insurance subsidiaries having to liquidate investment assets to meet a liquidity demand resulting from the surrender of large numbers of life insurance policies. In addition to the basic policies, policyholders also may purchase accidental death, waiver of premium and annuity riders. The average face amount of the life insurance policies in force at December 31, 1997 was $50,100.

Accumulation Products

     For policyholders seeking a convenient investment vehicle for their excess funds, the Company offers single premium deferred annuities, flexible premium deferred annuities and variable annuity products. Historically, the Company had not actively marketed accumulation products.

     The acquisition of United Life provided the Company with its first platform to actively market accumulation products. Prior to its acquisition by PennCorp, Integon Life ceased marketing various annuity products as a result of changes in its ratings and financial performance.

     As of December 31, 1997, the Company maintained annuity reserves aggregating $1,458.7 million at an average credited rate of interest of 5.4%. Of the $1,458.7 million of annuity reserves, approximately 48.7% were subject to surrender charges averaging 5% or more of the contractholder's account balance.

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

     In general, the Company permits simplified underwriting of life products, unless the amount of requested coverage is greater than specified levels between $25,000 and $100,000, depending on the age of the applicant. If full underwriting is required, the Company reviews the policy application and an attending physician's report and may require a paramedical examination or complete physical examination depending on the age of the applicant and the amount of coverage requested. If the total amount of coverage applied for plus any coverage in force with the Company exceeds $100,000, a prospective policyholder must submit a screening for antibodies related to Acquired Immune Deficiency Syndrome ("AIDS") , to the extent permitted by law. The life products are specifically designed and priced for the mortality risks associated with the Company's simplified underwriting procedures.

     Although the increasing incidence of AIDS is expected to affect mortality adversely for the life insurance industry as a whole, the Company believes that the impact of AIDS on its operations should not be material due to the small average size of the life insurance policies sold. The Company requires and considers AIDS information to the fullest extent permitted by law in underwriting and pricing decisions. During the twelve months ended December 31, 1997, 1996 and 1995, the Company estimated it paid approximately $2.1 million, $3.2 million and $1.9 million, respectively in death benefits (representing less than 3.2% of total death benefits paid by the Company during each such period) under individual life policies due to deaths believed by the Company to be AIDS-related.

INVESTMENT PORTFOLIO

     The Company's investment portfolio is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk and matching the anticipated maturities of investments to the Company's liabilities. To achieve these objectives, the portfolio consists primarily of United States and Canadian government and investment-grade fixed maturity securities, which together with high quality short-term investments accounted for approximately 78.4% and 79.7% of the Company's total invested assets at December 31, 1997 and 1996, respectively. The Company believes that the nature of its fixed benefit products, which have no inflation risk, and its life products, which limit the early accumulation of cash values, permit it to utilize this conservative investment strategy.

     At December 31, 1997, 54.1% of the Company's fixed maturity bonds were rated AA or higher by Standard & Poor's and approximately 92.5% were rated BBB or higher by Standard & Poor's, respectively. All dollar amounts or percentages set forth in this discussion are based on carrying value unless otherwise indicated.

     Other than issues of the United States and Canadian governments and government agencies and authorities, no single issuer represented more than 0.1% of total invested assets at December 31, 1997.

     The following table summarizes the Company's investments as of December 31, 1997:

                                                                                             Percent of
                                                       Amortized      Fair       Carrying     Carrying
                                                         Cost       Value(1)       Value        Value
                                                         ----       --------       -----        -----
                                                                        ($ in thousands)
Fixed maturities available for sale:
   U.S. Government and agency bonds..............    $   135,256  $   142,686   $  142,686       4.3%
   Debt securities issued or guaranteed by
     foreign governments(2)......................         66,635       73,812       73,812       2.2
   Municipal bonds...............................         27,043       22,757       22,757       0.7
   Corporate bonds...............................      1,146,776    1,192,079    1,192,079      36.0
   Mortgage-backed bonds.........................      1,242,805    1,287,648    1,287,648      38.8
                                                     -----------  -----------   ----------     -----
     Total fixed maturity securities
       available for sale........................      2,618,515    2,718,982    2,718,982      82.0
Equity securities available for sale.............         30,084       30,257       30,257       0.9
Commercial mortgages.............................        205,960      215,553      205,960       6.2
Residential mortgages............................         34,919       32,499       34,919       1.1
Real estate......................................         17,807       17,807       17,807       0.5
Policy loans.....................................        145,108      145,108      145,108       4.4
Short-term investments...........................         84,141       84,141       84,141       2.5
Other investments................................         78,068       78,068       78,068       2.4
                                                     -----------  -----------   ----------     -----
     Total invested assets.......................    $ 3,214,602  $ 3,322,415   $3,315,242     100.0%
                                                     ===========  ===========   ==========     =====
--------------
(1) Fair values are obtained  principally from the Company's investment advisor.
(2) Consists principally of Canadian provincial government bonds and bonds issued or guaranteed by the Canadian federal government (in U.S. $).

     The following table summarizes the Company's investments, as of December 31, 1997, and includes SW Financial on a pro forma basis:

                                                                                             Percent of
                                                       Amortized      Fair       Carrying     Carrying
                                                         Cost       Value(1)       Value        Value
                                                         ----       --------       -----        -----
                                                                        ($ in thousands)
Fixed maturities available for sale:
   U.S. Government and agency bonds..............    $   162,748  $   170,257   $  170,257       3.2%
   Debt securities issued or guaranteed by
     foreign governments(2)......................         87,160       95,158       95,158       1.8
   Municipal bonds...............................         49,512       45,461       45,461       0.8
   Corporate bonds...............................      1,899,222    1,955,772    1,955,772      36.7
   Mortgage-backed bonds.........................      2,063,642    2,129,842    2,129,842      39.9
                                                     -----------  -----------   ----------     -----
     Total fixed maturity securities
       available for sale........................      4,262,284    4,396,490    4,396,490      82.4
Equity securities available for sale.............         30,772       31,336       31,336       0.6
Commercial mortgages.............................        254,819      265,158      254,819       4.8
Residential mortgages............................         37,130       34,710       37,130       0.7
Real estate......................................         19,700       19,700       19,700       0.4
Policy loans.....................................        268,149      268,149      268,149       5.0
Short-term investments...........................        241,281      241,281      241,281       4.5
Other investments................................         85,606       86,529       86,529       1.6
                                                     -----------  -----------   ----------     -----
     Total invested assets.......................    $ 5,199,741  $ 5,343,353   $5,335,434     100.0%
                                                     ===========  ===========   ==========     =====
--------------
(1) Fair values are obtained  principally from the Company's investment advisor.
(2) Consists principally of Canadian provincial government bonds and bonds issued or guaranteed by the Canadian federal government (in U.S. $).

     The table set forth below indicates the composition of the Company's fixed maturity portfolio by rating as of December 31, 1997:

                                                                                      Percent of
                                                                            Total        Total
                                                                          Carrying     Carrying
Rating                                                                      Value        Value
------                                                                      -----        -----
AAA(1)................................................................   $1,396,576       51.4%
AA....................................................................       73,570        2.7
A.....................................................................      522,956       19.2
BAA...................................................................      522,187       19.2
                                                                         ----------      -----
  Total investment grade..............................................    2,515,289       92.5
                                                                         ----------      -----
BB....................................................................       90,233        3.3
B.....................................................................       77,285        2.9
                                                                         ----------      -----
  Total below-investment grade........................................      167,518        6.2
                                                                         ----------      -----
Nonrated..............................................................       36,175        1.3
                                                                         ----------      -----
  Total fixed maturities..............................................   $2,718,982      100.0%
                                                                         ==========      =====
--------------
(1)  Includes  approximately  $142.7  million of United  States  government  and agency  bonds  and  approximately  $73.8  million  of  Canadian  provincial government  bonds and bonds issued or  guaranteed  by the Canadian  federal government (in U.S. dollars).

     The following table reflects investment results for the Company for each of the periods indicated.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                                                                   Pro forma
                                                     1995            1996           1997             1997
                                                     ----            ----           ----             ----
   End of period total invested assets(1)......  $   2,286,203  $   3,673,504   $   3,339,979  $   5,510,039
   Net investment income(2)....................        102,291        210,734         273,237        393,021
   Net realized investment gains(3)............          3,770          1,257          17,487         19,327
   Average annual yield........................            7.3%           7.5%            7.6%           7.2%

   --------------
(1)  Consists of total  investments  plus cash,  less amounts due to brokers for securities committed to be purchased at end of period.
(2)  Net investment  income is net of investment  expenses and excludes  capital gains or losses and provision for income taxes.
(3)  Amounts  shown above are before income taxes,  and include  provisions  for impairments in value which are considered to be other than temporary.

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

REINSURANCE

     In keeping with industry practice, the Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer's prior approval under contracts that are renewable on an annual basis. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits ranging from $25,000 to $500,000 per life, depending on insurer issue age, the product type and each subsidiary's historical practice. Generally, accidental death benefits in excess of $50,000 per life are reinsured on a bulk basis. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At no time during the past ten years has any present reinsurer of any continuing block of business ceded by any of the Company's insurance company subsidiaries failed to pay any policy claims with respect to such ceded business. At December 31, 1997 and 1996, of the approximately $24.6 billion and $31.5 billion of life insurance in force, approximately $4.4 billion and $5.9 billion had been ceded to reinsurers, respectively. As of December 31, 1997 the Company's principal reinsurers are Transamerica Occidental Life Insurance Company, Reassurance Company of Hanover, Cologne Life Reinsurance Co., Life Reassurance Corp. of America, Worldwide Assurance Company, Ltd., Lincoln National Life Insurance Company, Swiss Re Life & Health Insurance Company, Allianz Life Insurance Company and Phoenix Home Life Mutual Insurance Company, which collectively have reinsured approximately 66.8% of the ceded business.

YEAR 2000 ISSUES

     Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "97" represents 1997). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The year 2000 issue has the potential to affect the Company and its subsidiaries through the disruption of the processing of business both internally and between the Company and other businesses with which it interacts.

     To address the impacts of the year 2000 on its businesses, the Company has initiated a formal year 2000 assessment and remediation effort to identify and correct concerns relating to both the Company's own processing and the processing activities for which the Company is dependent upon its business partners. The Company has engaged certain outside vendors and focused certain employees full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. During 1997, the Company incurred approximately $1.9 million of cost associated with year 2000 compliance work. Nearly all such costs were associated with outside contractors and advisors. Over the next two years, the Company expects to incur internal and external costs associated with such expertise ranging from $9.3 million to $14.9 million, which are likely to be incurred primarily during 1998 and early 1999, and which represents approximately 25% of the Company's technology costs. Of the total range of estimated costs the Company anticipates approximately 42% of the costs to be internal allocation of resources.

     Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1998. The Payroll Sales Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-system and system interfaces during 1998. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life will rely on contracted vendor resources in working to complete its upgrade process. The Company's Financial Services Division has only recently begun its year 2000 remediation efforts. Those efforts are dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. In addition, Union Bankers has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems.

     Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company is currently evaluating various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

COMPETITION

     The accident and health and life insurance industry is highly competitive. PennCorp competes with many insurance companies and insurance holding company systems that have substantially greater capital and surplus, higher A.M. Best Company ("A.M. Best") ratings, larger and more diversified product portfolios, and access to larger agency sales forces. In the United States, there are more than 1,700 life and accident and health insurance companies, most of which compete in the states in which PennCorp conducts business.

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

     The Company's expansion of its product line to include a higher percentage of life and accumulation product revenue as compared to total revenue has resulted in a broadening of the markets in which the Company faces competition. The sale of life insurance products, and to a greater extent, the sale of accumulation products is very sensitive to an organization's A.M. Best rating, its size and perceived financial strength and the competitiveness and the financial performance of the products themselves. Like the market focus of its fixed benefit products, the Company believes that its target market is not widely served by many of the large, national insurers, but does face direct competition from smaller regional and niche-market focused companies.

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

     During 1997, six of the Company's insurance subsidiaries were subject to financial triennial examinations. Final examination reports issued by the Departments of Insurance for North Carolina and Pennsylvania resulted in a decrease in the statutory capital and surplus of approximately $37.1 million (after giving effect to certain timing differences) and requests for certain remedial action plans which the Company has filed with the respective Departments of Insurance. The most significant adjustments related to: (i) the disallowance of certain reinsurance credits, (ii) reserve strengthening and
(iii) issues of timing of recognition of certain valuation issues that the Company's insurance subsidiaries reflected in their 1997 statutory statements that were deemed by the examination teams to relate to periods prior to 1997. The Company does not expect such examination reports to have a material impact on the Company's results of operations. During 1998, the Company expects United Life, and all of the Company's Texas domiciled insurance subsidiaries to be subject to examination in the normal course of exam scheduling.

     Most states have enacted legislation regulating insurance holding company systems, including acquisitions of control of insurance companies, dividends, the terms of surplus debentures, the terms of transactions with affiliates, investments in subsidiaries and other related matters. Regulatory restrictions on investments in subsidiaries and affiliates requires the Company to continually review and occasionally modify or restructure the insurance subsidiaries within the insurance holding company system. The Company has ongoing dialogues with the applicable state insurance departments regarding this issue. The Company is registered as an insurance holding company system in Louisiana, North Carolina, Pennsylvania and Texas, (the domiciliary states of its insurance companies), and routinely reports to other jurisdictions in which its insurance subsidiaries are licensed.

     There continues to be substantial scrutiny of the insurance regulatory framework, and a number of state legislatures have enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. The National Association of Insurance Commissioners ("NAIC") and state insurance regulators also have become involved in a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of internal guidelines. The NAIC has formed committees to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, assumption reinsurance, valuation of securities, the adoption of risk-based capital rules, the codification of Statutory Accounting Principles, and the regulation of various products offered by insurance companies.

     In connection with its accreditation of states to conduct periodic insurance company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. Model legislation proposed by the NAIC to control the amount of dividends that may be paid by insurance companies without prior regulatory approval has been adopted in most states and is being considered by the legislatures of the other states. As of the date hereof, Louisiana (United Life's domiciliary state) has adopted the NAIC's most restrictive dividend test. Pennsylvania (Penn Life's domiciliary state), Texas (Pacific Life & Accident Insurance Company's ("PLAIC") AA Life's, Professional's, Integon Life's, OLIC's, Southwestern Life's and Union Bankers' domiciliary state), have adopted dividend tests that are substantially similar to that of the NAIC's model legislation, though less restrictive than that of Louisiana. Most states only allow dividends to be paid out of unassigned funds.

     A dividend may be paid by PLIC if the amount of such dividend together with all dividends made in the preceding twelve months does not exceed the greater of: (i) 10% of its statutory surplus as of the end of the prior calendar year or
(ii) its net income for the prior calendar year. Any dividend above the prescribed amount is an "extraordinary" dividend, and a Pennsylvania insurer may not pay an "extraordinary" dividend to its stockholders until the earlier of:
(i) 30 days after the Pennsylvania Insurance Commissioner has received written notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the receipt of approval from the Pennsylvania Insurance Commissioner.

     Texas law permits PLAIC, AA Life, Professional, Integon Life, OLIC, Southwestern Life and Union Bankers to pay a dividend without prior consent of the Texas Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10% of such insurer's surplus as regards to policyholders as of the 31st day of December next preceding, or (ii) the net gain from operations of such insurer for the 12 month period ending the 31st day of December next preceding. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period.

     Louisiana law permits United Life to pay a dividend without prior consent of the Louisiana Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the lesser of:
(i) 10% of such insurer's surplus as regards to policyholders as of the 31st day of December next preceding, or (ii) the insurer's net gain from operations, not including realized capital gains, for the 12 month period ending the 31st day of December next preceding. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of: (i) 30 days after the Louisiana Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or
(ii) the receipt of approval from the Louisiana Insurance Commissioner. As part of its July 1996 approval of the Company's acquisition of United Life, the Louisiana Insurance Commissioner approved a dividend plan for United Life pursuant to which United Life may pay a specified amount of dividends for each of the five years following the acquisition, beginning in 1997, amounting to the lesser of the pro forma dividend amounts in such plan or the actual earnings of United Life, and conditioned on United Life maintaining a risk-based capital of at least 300% authorized control level.

     On the basis of 1997 statutory financial statements filed with the state insurance regulators, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments. PLAIC had three ratios and Pioneer Security had two ratios outside of the usual range established by the NAIC. PLAIC and Pioneer Security are primarily holding companies for their principal assets, being the common stock of certain of the Company's insurance subsidiaries. Integon Life had none of the twelve ratios outside of the usual range. PLIC had three of the twelve ratios outside of the usual range, while OLIC had four and Peninsular had two, Professional had two, American-Amicable had none, Pioneer American had none and United Life had none of the twelve ratios outside of the usual ranges. PLIC's variances were caused primarily as a result of examination adjustments required by the Pennsylvania Department of Insurance. Remedial action was taken by the Company in 1997 and 1998. Professional's variances were caused primarily as a result of statutory losses. OLIC's and Peninsular's variances were caused primarily as a result of increased reinsurance between these two companies. Southwestern Life had no ratios, Union Bankers had three ratios, Marquette National had three ratios and Constitution had three ratios outside the usual ranges.

     In the past, variances in the insurance companies' ratios have resulted in inquiries from insurance departments to which the Company has responded. The Company may receive inquiries from certain insurance departments concerning its ratio results for 1997, and there can be no assurance that such insurance departments will not take action against the insurance companies.

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

     Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1997, indicate that each of the insurance subsidiaries' capital substantially exceeded RBC requirements.

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

     The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The occurrence and amount of such assessments have increased in recent years and generally are expected to increase in future years. The Company paid approximately $2.5 million, $2.6 million and $1.7 million for the years ended December 31, 1997, 1996 and 1995, respectively, as a result of such assessments. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

     Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation can significantly affect the insurance business.

     In addition, there were proposals under consideration since 1994 at the federal and state levels regarding reforms to the health care system in the United States. Although these proposals were not adopted at the federal level, many states have adopted some form of health care reform since then. These reforms have focused on the increasing cost of health care and insurance plans that reimburse insureds or health care providers for medical and related costs. Because the Company's fixed benefit products provide supplemental income payments directly to the insured and are not designed to reimburse health care providers, the Company does not expect such reforms to have a material adverse effect on its business.

     There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company and on the ability of the insurance companies to pay dividends or on the ability of PLAIC, Pioneer Security and Constitution Life Insurance Company ("Constitution") to make payments on their respective surplus debentures. For further information related to said surplus debentures, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition, Liquidity and Capital Resources--Surplus Debentures and Dividend Restrictions" and Note 13 of "Notes to Consolidated Financial Statements."

RATINGS

     A.M. Best assigns fifteen letter ratings to insurance companies, with the highest being "A++ (Superior)." A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors, such as holders of the Common Stock. AA Life and United Life carry an "A- (Excellent)" rating from A. M. Best. An "A- (Excellent)" rating is the fourth highest letter rating. Professional, OLIC, Integon Life, Southwestern Life, Union Bankers, Constitution and PLIC carry a "B++ (Very Good)" rating from A.M. Best. A "B++ (Very Good)" rating is the fifth highest letter rating. A.M. Best also has a "Not Assigned" category, which contains nine classifications for companies not assigned or not eligible for an A.M. Best rating. The A.M. Best rating for Peninsular is "NA-9," which is a "no rating at the company's request." This classification was requested by the prior owner of Peninsular. The Company does not intend to seek a letter rating at this time for Peninsular from A.M. Best as Peninsular is not currently a direct writer of insurance products.

Item 2. Properties

FACILITIES

     The Company's primary administrative offices are located in Raleigh, North Carolina and Dallas, Texas. The Company owns and occupies a home office facility comprising approximately 165,000 rentable square feet, in Raleigh, North Carolina. The Company subleases a portion of its prior Raleigh home office facility which has a lease term expiring in 1999 and requires annual lease payments of approximately $1.1 million.

     The Company leases approximately 100 offices throughout its sales territories and has a separate Canadian business office facility that includes office and storage space. SFSC leases approximately 125,000 square feet in Dallas, Texas. American-Amicable owns its home office facility in Waco, Texas and United Life leases office space in Baton Rouge, Louisiana. In addition, the Company leases office space for its holding company operations in Bethesda, Maryland and New York City. The Company believes that the current makeup of its properties is adequate for its operations and, based on its recent experience, that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace or for which leases are terminated or not renewed.

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

     The defendants and the plaintiffs' counsel entered into a stipulation of settlement on March 28, 1997 (the "Original Proposed Settlement"). The Original Proposed Settlement consisted of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling PennCorp to purchase the SW Financial Controlling Interest for $67.5 million, reducing the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $2.0 million, (ii) the PennCorp Board will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the PennCorp Board will proceed with the acquisition of the SW Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the SW Financial Controlling Interest, (iv) the PennCorp Board will submit the purchases of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest to a shareholder vote of a majority of the PennCorp stockholders present at a meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest, and (vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.

     On December 1, 1997, the defendants and the plaintiffs' counsel agreed in principle to amend the Original Proposed Settlement (as so amended, the "Amended Proposed Settlement") following the PennCorp Board's conclusion that it would be appropriate to increase the amount paid to the Knightsbridge Fund for the SW Financial Controlling Interest to compensate the limited partners for, among other things, the unexpected and substantial delay in the consummation of the purchase of the SW Financial Controlling Interest. The terms of the Amended Proposed Settlement are identical to the terms of the Original Proposed
Settlement, except that the Amended Proposed Settlement provides that the Company will acquire the SW Financial Controlling Interest for $73.8 million, and will provide a one-time "price protection" payment associated with a disposition of the SW Financial Controlling Interest by PennCorp during the 12-month period ending November 25, 1998. The Amended Proposed Settlement also requires Messrs. Stone and Fickes to grant PennCorp a price protection right in the event of a sale of their Portsmouth investment.

     The Amended Proposed Settlement is subject to approval by the Chancery Court after notice to PennCorp stockholders. A settlement hearing in the Court of Chancery is scheduled for May 12, 1998. Messrs. Stone and Fickes have agreed that, if the Amended Proposed Settlement is approved by the Chancery Court, they will cancel their SW Financial common stock warrants and they will not participate in the increased consideration (other than the possible price protection right) for the SW Financial Controlling Interest to the extent it relates to their $7.0 million personal investment in SW Financial, which together will reduce the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $3.7 million. Because the Knightsbridge restructuring will have the effect of substantially eliminating potential future conflicts of interest between Messrs. Stone and Fickes and PennCorp, and because the Amended Proposed Settlement will have the effect of reducing the price to be paid for the SW Financial Controlling Interest and will obviate the need to expend considerable management and director time to litigate the actions, the PennCorp Board has determined that the Amended Proposed Settlement is in the best interests of PennCorp and its shareholders and confers a substantial economic benefit on PennCorp. Accordingly, the PennCorp Board has authorized the payment to plaintiffs' counsel of legal fees of $785,000 and documented expenses not to exceed $50,000 in connection with the lawsuits and the related settlement negotiations, if the Amended Proposed Settlement is approved by the Delaware Chancery Court after notice to PennCorp stockholders. The Company has accrued $835,000 for such costs as of December 31, 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on December 31, 1997.

     1. The election of three Class II Directors, each to hold office for a three year term expiring at the 2000 annual meeting of shareholders and/or until such director's successor shall be elected and qualified.

                                     VOTING
--------------------------------------------------------------------------------
                                                  NUMBER OF          NUMBER OF
                               NUMBER OF           SHARES              BROKER
                              SHARES FOR          WITHHELD           NON-VOTES
                              ----------          --------           ---------

Allan D. Greenberg            21,980,530           448,648               0
Kenneth Roman                 22,260,060           169,118               0
Maurice W. Slayton            22,260,068           169,110               0

     2. The adoption of certain amendments to the Company's 1996 Stock Award and Stock Option Plan.

                                     VOTING
--------------------------------------------------------------------------------
                               NUMBER OF          NUMBER OF          NUMBER OF
      NUMBER OF                 SHARES             SHARES              BROKER
      SHARES FOR                AGAINST           ABSTAINED          NON-VOTES
      ----------                -------           ---------          ---------

      16,980,422               5,409,996           38,760                0

     3. The adoption of an amendment to the Company's Second Restated Certificate of Incorporation increasing the number of its authorized shares of common stock from 50,000,000 to 100,000,000.

                                     VOTING
--------------------------------------------------------------------------------
                               NUMBER OF          NUMBER OF          NUMBER OF
      NUMBER OF                 SHARES             SHARES              BROKER
      SHARES FOR                AGAINST           ABSTAINED          NON-VOTES
      ----------                -------           ---------          ---------

      21,504,840                905,670            18,668                0

     4. The adoption of an amendment to the Company's Second Restated Certificate of Incorporation to reduce the minimum required number of members constituting the Company's Board of Directors from nine to seven.

                                     VOTING
--------------------------------------------------------------------------------
                               NUMBER OF          NUMBER OF          NUMBER OF
      NUMBER OF                 SHARES             SHARES              BROKER
      SHARES FOR                AGAINST           ABSTAINED          NON-VOTES
      ----------                -------           ---------          ---------

      19,738,244               2,673,644           17,290                0

     5. The approval of the purchase by the Company of The Fickes and Stone Knightsbridge Interests.

                                     VOTING
--------------------------------------------------------------------------------
                               NUMBER OF          NUMBER OF          NUMBER OF
      NUMBER OF                 SHARES             SHARES              BROKER
      SHARES FOR                AGAINST           ABSTAINED          NON-VOTES
      ----------                -------           ---------          ---------

      15,042,284               2,069,597          1,106,483          4,210,814

     6. The approval of the purchase by the Company of all the outstanding common stock and common stock warrants of Southwestern Financial Corporation not already owned by the Company.

                                     VOTING
--------------------------------------------------------------------------------
                               NUMBER OF          NUMBER OF          NUMBER OF
      NUMBER OF                 SHARES             SHARES              BROKER
      SHARES FOR                AGAINST           ABSTAINED          NON-VOTES
      ----------                -------           ---------          ---------

      15,043,357               2,069,046          1,105,961          4,210,814

     7. The approval of the adjournment of the Annual Meeting in the event there are not sufficient votes to approve the above proposals at the time of the Annual Meeting.

                                     VOTING
--------------------------------------------------------------------------------
                               NUMBER OF          NUMBER OF          NUMBER OF
      NUMBER OF                 SHARES             SHARES              BROKER
      SHARES FOR                AGAINST           ABSTAINED          NON-VOTES
      ----------                -------           ---------          ---------

      16,774,851               5,540,679           113,648               0

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters

MARKET FOR COMMON STOCK

     The shares of PennCorp Financial Group, Inc. are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PFG." The following table sets forth for the calendar periods indicated, the high and low sales price per share of the Company's Common Stock as reported on the NYSE and the quarterly cash dividends declared on the Common Stock with respect to each quarter since January 1, 1996. The prices do not include mark-ups, mark-downs, or commissions. As of February 27, 1998, there are approximately 179 shareholders of record throughout the United States and abroad.

     The price history as provided by NYSE and dividends for the years ended December 31, 1997 and 1996, are presented below:

                                                           SALES PRICE          DIVIDEND
FOR THE YEAR ENDED DECEMBER 31, 1997                     HIGH        LOW        DECLARED
------------------------------------                     ----        ---        --------

Fourth quarter......................................   $ 35.875   $ 30.188       $ 0.05
Third quarter.......................................     40.375     29.500         0.05
Second quarter......................................     38.500     30.125         0.05
First quarter.......................................     39.000     32.000         0.05

                                                           SALES PRICE          DIVIDEND
FOR THE YEAR ENDED DECEMBER 31, 1996                     HIGH        LOW        DECLARED
------------------------------------                     ----        ---        --------

Fourth quarter.....................................    $ 36.375   $ 32.000       $ 0.05
Third quarter......................................      34.125     25.750         0.05
Second quarter.....................................      33.625     26.750         0.05
First quarter......................................      33.000     26.875         0.05


                  (Remainder of Page Intentionally Left Blank)

Item 6. Selected Consolidated Financial Data

(In thousands, except per share amounts)

For the years ended December 31,                              1997          1996         1995         1994         1993
--------------------------------                              ----          ----         ----         ----         ----
Revenues:
   Policy revenues....................................    $  345,566   $  348,090   $  301,889   $  244,422    $ 201,788
   Net investment income..............................       273,237      210,734      102,291       51,850       43,114
   Other income(1)....................................        46,476       43,703       21,794        1,056        3,817
   Net gains (losses) from the sale of investments....        17,487        1,257        3,770       (3,556)       1,439
                                                          ----------   ----------   ----------   ----------    ----------
       Total revenues.................................       682,766      603,784      429,744      293,772      250,158
                                                          ----------   ----------   ----------   ----------    ----------
Benefits and expenses:
   Claims incurred....................................       202,472      188,727      141,876      112,650       95,232
   Change in liability for future policy benefits and
     other policy benefits............................       121,817       83,184       20,047       (9,329)     (13,857)
   Insurance and other operating expenses.............       264,607      181,678      164,126      111,524      113,114
   Interest and amortization of deferred
      debt issuance costs.............................        23,355       18,579       19,520       18,274        7,461
                                                          ----------   ----------   ----------   ----------    ----------
       Total benefits and expenses....................       612,251      472,168      345,569      233,119      201,950
                                                          ----------   ----------   ----------   ----------    ----------
Income before income taxes and extraordinary charge...        70,515      131,616       84,175       60,653       48,208
   Income taxes.......................................        20,375       40,957       27,829       22,163       17,336
                                                          ----------   ----------   ----------   ----------    ----------
Income before extraordinary charge....................        50,140       90,659       56,346       38,490       30,872
       Extraordinary charge, net of income taxes......           --        (2,372)         --           --        (3,322)
                                                          ----------   ----------   ----------   ----------    ----------
Net Income............................................        50,140       88,287       56,346       38,490       27,550
       Preferred stock dividend requirements..........        19,533       14,646        6,540        1,151          --
                                                          ----------   ----------   ----------   ----------    ----------
Net income applicable to common stock.................    $   30,607   $   73,641   $   49,806   $   37,339    $  27,550
                                                          ==========   ==========   ==========   ==========    ==========
(1)  Includes  $19.0  million,  $21.0  million  and $4.7  million  of  equity in earnings of  unconsolidated  affiliates for the years ended 1997,  1996 and
     1995, respectively.

Per Share Information:
Basic:
   Net income applicable to common stock
     before extraordinary charge.....................     $     1.09   $     2.79   $     2.26   $     1.95    $    1.71
   Net income applicable to common stock before net gains
     (losses) from the sale of investments, restructuring
     and transaction costs and extraordinary charge(2)    $     1.58   $     2.76   $     2.26   $     2.07    $    1.65
   Extraordinary charge, net of income taxes.........     $      --    $    (0.09)  $      --    $      --     $   (0.18)
   Common shares used in computing basic earnings
     per share.......................................         28,016       27,208       22,048       19,112       18,090
Diluted:
   Net income applicable to common stock before
      extraordinary charge...........................     $     1.07   $     2.49   $     2.12   $     1.88    $    1.63
   Net income applicable to common stock before net
     gains (losses) from the sale of investments,
      restructuring and transaction costs and
      extraordinary charge(2)........................     $     1.54   $     2.47   $     2.12   $     2.00    $    1.58
   Extraordinary charge, net of income taxes.........     $      --    $    (0.07)  $      --    $      --     $   (0.18)
   Common shares used in computing diluted
     earnings per share..............................         28,645       35,273       25,216       19,851       18,970
Cash dividends declared..............................     $     0.20   $     0.20   $     0.06   $     0.04    $    0.04
As of December 31,
Assets:
Investments and cash.................................     $3,340,114   $3,694,609   $2,288,979   $  822,778    $ 674,552
Insurance assets.....................................        617,318      639,798      499,668      342,547      256,066
Other assets.........................................        766,703      474,916      354,271      144,244      132,767
                                                          ----------   ----------   ----------   ----------    ----------
   Total assets......................................     $4,724,135   $4,809,323   $3,142,918   $1,309,569    $1,063,385
                                                          ==========   ==========   ==========   ==========    ==========
Liabilities and shareholders' equity:
Insurance liabilities................................     $3,289,925   $3,566,455   $2,221,161   $  788,223    $ 649,899
Long-term debt.......................................        359,755      210,325      307,271      229,041      150,812
Other liabilities....................................        194,352      170,302      125,351       58,903       73,924
Redeemable preferred stock...........................         19,867       32,864       30,007       37,256          --
Shareholders' equity.................................        860,236      829,377      459,128      196,146      188,750
                                                          ----------   ----------   ----------   ----------    ----------
   Total liabilities and shareholders' equity........     $4,724,135   $4,809,323   $3,142,918   $1,309,569    $1,063,385
                                                          ==========   ==========   ==========   ==========    ==========
(2)  Excludes  amortization  associated with net gains (losses) from the sale of investments  of $9.4  million  for the year ended  December  31,  1997.  In addition,  restructuring  accruals and period costs and  transaction  costs associated  with a  terminated  merger  agreement  during 1997 all of which
     aggregate   $29.0   million  have  been   excluded  for  purposes  of  such
     calculations.  In 1997,  common shares used for diluted  earnings per share calculation were 33,733.  During 1995, the Company  incurred  restructuring charges aggregating $3.9 million.

                                       27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

     Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements below that relate to future plans, events or performances are forward-looking statements that involve a number of risks or uncertainties. Among those items that could adversely affect the Company's financial condition, results of operations and cash flows are the following: changes in regulations affecting insurance companies, interest rates, the federal income tax code (to the extent the Company's product mix includes tax deferred accumulation products), the ratings assigned to the Company's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best") (which the Company believes are particularly important to the sale of annuity and other accumulation products) and unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

     The Company, through its operating subsidiaries, is a low cost provider of accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts and accumulation products such as single premium deferred annuities.

     The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

     Strategic Review of Business Units. As a result of the tremendous growth the Company has experienced, the diversification of the underlying business units resulting from acquisitions over time, and the need for the Company to be able to rapidly integrate future acquisitions, the Company began a strategic business evaluation during the third quarter of 1996. The review resulted in the Company establishing three primary divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division.

     As a result, the Company began to realign its existing operating companies and incurred restructuring and period costs aggregating $21.4 million for the year ended December 31, 1997, directly associated with the initial divisional restructuring which will have no future economic benefit ("restructuring costs"), including the costs of employee termination benefits and relocation, early service contract termination, and facility abandonment.

     In addition, on August 30, 1997 the merger agreement between Washington National Corporation ("Washington National") and the Company terminated. The Company incurred legal, accounting and financial advisory fees associated with the merger. In addition, the Company had begun to provide certain resources to Washington National including personnel to perform policy administration and claims processing function on Washington National's behalf. The aggregate advisory and administration costs incurred by the Company during 1997 were approximately $7.6 million.

     On January 2, 1998, the Company acquired the Controlling Interest in SW Financial. As a result of such acquisition, the Company is able to complete its divisional restructuring which began in 1997. As a result of the Company's plans to consolidate certain of its operating locations and corporate functions, the Company expects to incur restructuring and certain other charges during 1998 not to exceed approximately $25.0 million.

     On February 18, 1998, the Company announced that it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of the Career Sales Division. The Company anticipates the disposition of the Career Sales Division within one year. See Note 19 of Notes to Consolidated Financial Statements.

     Acquisitions. The Company's historical growth strategy has emphasized the acquisition of complementary insurance operations and the utilization of the Company's several distribution channels to further penetrate its target markets. In making acquisitions, the Company has sought to broaden its distribution channels, increase its product offerings and expand its geographic presence. The Company also seeks benefits from expense reduction through the consolidation of facilities and staff and the conversion to common administrative systems.

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

     On July 22, 1996, the Company acquired United Life & Annuity Insurance Company ("United Life") from United Companies Financial Corporation. United Life markets fixed and variable annuity products through independent agents and financial institution marketing channels.

     On December 14, 1995, Southwestern Financial Corporation ("SW Financial"), a newly organized corporation formed by the Company and Knightsbridge (see Notes 15 and 16 to Notes to Consolidated Financial Statements), purchased Southwestern Life Insurance Company, Union Bankers Insurance Company and certain other related assets from I.C.H. Corporation for $260,000.

     Through its initial direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owns 74.8% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 14.3% of SW Financial's voting common stock, and 100% of SW Financial preferred stock. PennCorp is also a 16.3% limited partner in Knightsbridge. As a result, the Company has an economic interest in SW Financial aggregating 78.0 percent (for additional information regarding SW Financial see Notes 6 and 19 of "Notes to Consolidated Financial Statements").

     On July 25, 1995, the Company consummated the acquisition of Integon Life Insurance Corporation ("Integon Life"). Integon Life's life and annuity products are marketed through a general agency sales force, primarily in the Southeastern United States.

     The comparability of the Company's financial position, results of operations and cash flows for each of the periods presented has been affected by these acquisitions. The pro forma effects of the acquisition of United Life is described in Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

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

     Financings. In March 1997, the Company entered into a $450.0 million revolving credit agreement with a syndicate of banks ("the bank credit agreement") which replaced the Company's previously outstanding $175.0 million credit agreement which had been entered into in May 1996. Borrowings under the bank credit agreement during 1997 were used to: (i) retire previously outstanding bank indebtedness aggregating $92.0 million, (ii) make capital contributions to its insurance subsidiaries amounting to $14.9 million, (iii) the acquisition of the SW Financial subordinated indebtedness and preferred stock of Acordia aggregating a total of $65.6 million, (iv) repurchase the previously outstanding Series B Redeemable Preferred Stock in the amount of $14.7 million, (v) fund restructuring costs incurred by various operating subsidiaries aggregating $14.9 million, and (vi) for other corporate purposes.

     During 1997, the Company announced a stock repurchase program in which the Company was authorized by its Board of Directors to purchase up to 4.5 million shares of common stock in the open market, through arranged transactions and otherwise. During 1997, the Company borrowed approximately $28.8 million to repurchase approximately 819,000 shares.

     On August 2, 1996, the Company issued 2,875,000 shares of $3.50 Series II Convertible Preferred Stock ("Series II Convertible Preferred Stock") for net proceeds of $139.2 million. The cash raised through this offering, along with borrowings under the Company's bank credit facility, were utilized: (i) to fund the cash portion of the purchase price for United Life, aggregating $100.4 million, (ii) to fund a capital contribution of $57.3 million to United Life, and (iii) to pay related expenses of the acquisition of United Life of $9.7 million. The Company accrued or paid dividends of $10.1 million and $4.0 million during 1997 and 1996, respectively, related to the Series II Convertible Preferred Stock.

     On February 28, 1996, PennCorp completed the sale of 5,131,300 shares of Common Stock, netting proceeds of $155.5 million ("February 1996 Common Stock Offering"). Proceeds from this offering were utilized to repay $80.0 million of corporate and $57.0 million of subsidiary indebtedness, and to pay $10.0 million to SW Financial's former owner in lieu of PennCorp's obligation to issue an equivalent number of shares of Common Stock.

     In May 1996, the Company entered into its previously outstanding revolving credit agreement with a syndicate of banks for up to $175.0 million of funds available at any one time to replace the $100.0 million bridge facility utilized by the Company to make the investment in SW Financial, which was repaid out of the proceeds of the February 1996 Common Stock Offering. During the remainder of 1996, the Company borrowed amounts aggregating $92.0 million for: (i) the repurchase of $35.4 million in principal amount of the Company's 9 1/4% Senior Subordinated Debenture due 2003 (the "Notes") for $37.7 million, including interest and premium on early redemption of $2.3 million, (ii) the refinancing of $20.0 million of indebtedness under the previously outstanding bridge facility, (iii) the repayment of $16.5 million of amounts owed certain subsidiaries, and (iv) $17.8 million for general corporate purposes including the United Life acquisition, interest payments and common and preferred stock dividend payments.

     On July 14, 1995, PennCorp issued 2,300,000 shares of $3.375 Convertible Preferred Stock ("Convertible Preferred Stock") for net proceeds of $110.5 million. On March 16, 1995, PennCorp issued 3,750,000 shares of Common Stock, for net proceeds of approximately $51.2 million. The proceeds from these two offerings were used to: (i) consummate the acquisition of Integon Life, which utilized funds totaling $33.4 million (including a capital contribution of $15.0 million), (ii) repay $28.5 million outstanding under, and subsequently cancel, a revolving credit facility, (iii) repurchase, for $34.6 million, all of the Company's Series A Preferred Stock, (iv) repay $11.2 million due to Integon Life's former parent company under a subordinated debenture, (v) pay the $15.4 million cash portion of the purchase price of Occidental Life Insurance Company of North Carolina ("OLIC") (which PennCorp purchased from Pennsylvania Life Insurance Company and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to herein as "Penn Life") and subsequently contributed to Integon Life), (vi) prepay $20.0 million principal amount of subsidiary indebtedness, and (vii) make payments for general corporate purposes, including interest payments and the cancellation of certain interest rate swap agreements. The Company paid or accrued dividends on the Convertible Preferred Stock amounting to $7.8 million, $7.8 million and $3.6 million during 1997, 1996 and 1995, respectively.

     As part of the financing for the Integon Life acquisition, PennCorp issued Series B Preferred Stock with an initial value of $12.8 million, which accretes at 10.4% per annum until its maturity on June 30, 1997, and Series C Preferred Stock with an initial value (subject to offset) of $17.9 million, which accretes at 9.3% per annum until its maturity on June 30, 1998. The Series C Preferred Stock's estimated initial value for financial statement purposes was approximately $16.0 million. Preferred stock dividends accreted during 1997, 1996 and 1995, on the Series B and Series C Preferred Stock amounted to $1.7 million, $2.9 million and $1.3 million, respectively. On March 14, 1997, the Company redeemed all the outstanding Series B Preferred Stock for $14.7 million, utilizing proceeds available under the bank credit facility. On March 31, 1998, the Company plans to redeem the Series C Preferred Stock into shares of the Company's Common Stock under provision of the Series C Preferred Stock certificate of designation.

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

     Surplus Debentures, Dividend Restrictions and Cash Flows. Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by Pacific Life and Accident Insurance Company ("PLAIC") and Pioneer Security Life Insurance Company ("Pioneer Security") (collectively, the "Surplus Note Companies"). The amounts outstanding under the surplus debentures totaled $358.3 million and $367.9 million as of December 31, 1997 and 1996, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

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

     For the years ended December 31, 1997, 1996 and 1995, the Company received net payments from the Surplus Note Companies of $44.1 million, $31.9 million and $19.1 million, respectively. The Surplus Note Companies received $32.1 million, $25.8 million and $21.6 million in dividends and tax sharing payments from their respective insurance subsidiaries.

     The primary cash requirements of the Company are interest payments, preferred stock dividends and common stock dividends which aggregated $47.4 million, $33.9 million and $ 24.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, cash requirements of the Company exceeded cash made available to the Company through payments under the surplus debentures by $3.3 million, $2.0 million and $ 5.4 million, respectively. During each of these periods, the Company utilized a balance of dividends and surplus note payments from the insurance subsidiaries and borrowings under the Company's credit facilities to fund PennCorp's cash requirements. This balance resulted in what management believes to be, along with other factors, an appropriate retention of statutory capital and surplus to improve the insurance subsidiaries' A.M. Best ratings without placing an undue debt burden upon the Company.

     During 1998, the maximum dividends and tax sharing payments and corresponding surplus debenture payments, without prior regulatory approval, are anticipated to be approximately $79.0 million and the Company's cash requirements are anticipated to be approximately $59.0 million. As a result of the Company's historical policy of retaining capital and surplus at the insurance subsidiary level, and as a result of the Company's simplification of its corporate structure, including the statutory merger of a number of insurance companies, combined with realignment of the insurance subsidiaries into operating divisions, the Company believes that as of December 31, 1997, its insurance subsidiaries have excess capital and surplus. The Company's own established targets for estimated risk-based capital requirements indicate that the insurance divisions could make available approximately $40.0 million to PennCorp, subject to applicable regulatory approvals.

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

     The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,719.0 million and $2,993.9 million at December 31, 1997 and 1996, respectively. Of those securities available for sale, 92.5% and 92.1% were rated Baa or above by Moody's Investors Services, Inc. at December 31, 1997 and 1996, respectively.

     During the years ended December 31, 1997, 1996 and 1995, the Company sold $801.1 million, $378.6 million and $109.8 million of fixed maturity and equity securities, and purchased $1,021.5 million, $955.8 million and $217.8 million of fixed maturity and equity securities, respectively. Such sales and purchases were often effected to improve the quality of the investment portfolio or to avoid prepayment risks. As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio to its fixed maturities available for sale portfolio as of April 1, 1997. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company marked all assets subject to the transfer to fair value resulting in an increase in shareholders' equity, net of applicable income taxes, of approximately $1.8 million. During 1996, the Company sold one security in its held for investment portfolio aggregating $4.9 million as a result of a dramatic deterioration in its credit rating.

     During 1995, the Company established a portfolio of "trading securities" to provide the Company with the opportunity to undertake interest rate hedging strategies, to participate in short-term relative value trades and to invest in special situations with the goal of generating short-term trading profits. As a result of trading activities, the Company recognized $1.1 million, $1.3 million and $5.7 million of profits during 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company held no investments in its trading portfolio.

     The Company held $1,287.6 million and $1,428.3 million of mortgage-backed bonds which represented 38.8% and 38.9% of total invested assets as of December 31, 1997 and 1996, respectively. The Company invests in mortgage- backed securities in order to enhance portfolio yields and maintain a reliable cash flow stream from the invested asset portfolio. The Company maintains sophisticated models to measure the effective duration and option-adjusted duration of the consolidated investment portfolio. These models are updated on a monthly basis and are designed to allow accurate measurement of the convexity risks inherent in that percentage of the portfolio invested in mortgage-backed securities and other callable securities. The Company manages the portfolio convexity risk within the context of the overall asset and liability model and the quantification of disintermediation risk.

     Mortgage loans on real estate amounted to 7.3% and 7.2% of total invested assets as of December 31, 1997 and 1996, respectively. United Life is the Company's only subsidiary which actively originates new mortgage loans. United Life invests in first mortgage loans and provides a mortgage loan warehousing facility for its former parent as a means of obtaining higher invested asset yields necessary to support competitively priced annuity products. The Company has established a reserve for loan loss which aggregated $6.0 million as of December 31, 1997. As of December 31, 1997 and 1996, the Company had non-performing loans amounting to $698,000 and $1.4 million, respectively. The Company is in various stages of foreclosure or sales of such loans. The Company believes its current loan loss provision is adequate to cover any future losses related to currently performing and non-performing loans.

     Cash and short-term investments totaled $109.0 million and $102.6 million as of December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, respectively, the Company held approximately $135,000 and $12.2 million in short-term investments needed in the settlement of investment trades early in the following year.

     Final Determination of Pre-Acquisition Contingencies and Purchase Price Allocation. For each of the periods presented, the Company has made certain valuation determinations with respect to pre-acquisition contingencies or allocations. For the year ended December 31, 1997, the Company determined the following with respect to certain material acquisition contingencies or allocations: (i) the Company increased deferred tax assets and reduced associated costs in excess of net assets acquired associated with the Integon Life acquisition by $19.6 million as a result of the Company resolving certain acquisition date tax contingencies, (ii) the Company reduced both deferred tax liabilities and associated costs in excess of net assets acquired associated with the Marketing One acquisition by $1.1 million as a result of the Company resolving certain acquisition date tax contingencies, and
(iii) the Company reduced costs in excess of net assets acquired and increased certain mortgage loan values by $1.1 million, associated with the acquisition of United Life, as a result of final appraisals becoming available.

     For the year ended December 31, 1996, the Company determined the following with respect to certain material acquisition contingencies or allocations: (i) the Company incurred additional costs associated with the acquisition of United Life of $2.5 million, which resulted in a corresponding increase to costs in excess of net assets acquired, (ii) the Company decreased real estate and mortgage loan loss valuations of Integon Life by $6.8 million, which resulted in a decrease in costs in excess of net assets acquired of $4.4 million and deferred tax assets of $2.4 million, and (iii) the Company increased certain policy reserves of Integon Life aggregating $10.0 million, which resulted in a corresponding increase to costs in excess of net assets acquired of $10.0 million.

     For the year ended December 31, 1995, the Company determined a reduction in the valuation of the Series A Preferred Stock issued in conjunction with the AA Life acquisition of $3.9 million was necessary based upon final settlement, which resulted in a corresponding reduction in costs in excess of net assets acquired.

     Disintermediation Risk. With the acquisition of United Life and Integon Life, the Company significantly expanded its interest sensitive portfolio of products including universal life and accumulation products. The Company actively manages the difference in interest yields on assets backing interest sensitive liabilities and amounts credited to policyholder account balances so as to provide a margin or "spread." For the years ended December 31, 1997 and 1996, the Company had total interest sensitive liabilities aggregating $2,563.9 million and $2,685.7 million and obtained a spread on such liabilities of 2.5% and 2.1%, respectively. As part of the ongoing management of interest sensitive business, the Company annually undertakes "cash flow testing" sensitivities in which Management evaluates a range of interest rate scenarios under which credited interest rates and asset/liability durational matching may become mismatched. The Company believes that it has sufficient liquidity to withstand all reasonable scenarios established by Management.

     Cash Flows From Operations. The periods covered by Management's Discussion and Analysis of Financial Condition and Results of Operations indicate cash provided by operating activities of $53.3 million, $152.1 million and $85.0 million in 1997, 1996 and 1995, respectively. The positive cash flow from operating activities is not necessarily indicative of the Company's cash flow as $275.7 million, $205.2 million and $53.2 million of cash was used to fund cash flows for interest sensitive life and accumulation products during 1997, 1996 and 1995, respectively, which are classified as financing activities in accordance with generally accepted accounting principles.

     Inflation. The Company sells fixed benefit, life, and accumulation products. Approximately 48.9% of the Company's total policy revenues for the year ended December 31, 1997, were derived from fixed benefit products. These products typically provide a predetermined fixed payment that will be paid under specified conditions. Fixed benefit products are not designed to provide reimbursement for medical and related costs incurred as a result of accidents and sickness. Accordingly, payment amounts are not affected by the insured's actual cost of health care services. Because of the characteristics of its fixed benefit products, the Company believes that inflation does not have a material effect on its operations.

     Subsequent Events. On December 31, 1997, at the Company's Annual Shareholders' Meeting, the shareholders approved the acquisition of the Controlling Interest in SW Financial and the acquisition of the Stone and Fickes Knightsbridge Interests. On January 2, 1998 and January 5, 1998 the Company consummated the acquisitions of the Controlling Interest in SW Financial and the Stone and Fickes Knightsbridge Interests, respectively. The acquisition of the Controlling Interest in SW Financial will expand the Company's Financial
Services and Career Sales operations with similar products, distribution channels and asset mixes (see Notes 15, 16 and 19 of Notes to Consolidated Financial Statements).

     On February 18, 1998, the Company announced that it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division. As a result, in the future the Company intends to account for the Career Sales Division as "businesses held for sale" (see Note 19 of "Notes to Consolidated Financial Statements").

     The following unaudited pro forma selected financial data represents the Company's consolidated results of operations, as if the acquisition of the Controlling Interest in SW Financial occurred on January 1, 1997, and the pro forma consolidated financial position, as if such transaction occurred as of December 31, 1997. In addition, the following pro forma selected consolidated financial data presents the Company's consolidated results of operations for the Company's "retained businesses" (those businesses remaining after giving effect to the disposition of the Career Sales Division) as if the disposition of the Career Sales Division and the consummation of the acquisition of the Controlling Interest in SW Financial occurred January 1, 1997 and the pro forma consolidated statement of financial position as if the Career Sales Division was held for sale as of December 31, 1997. The unaudited pro forma selected financial data has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the transactions been consummated as of January 1, 1997, or December 31, 1997, respectively, or the results of operations or financial position which may occur in the future. The retained business pro forma financial information reflects the historical results of the retained businesses and does not consider the use of proceeds likely to be derived from the disposition of the businesses held for sale. The significant subsidiaries included in businesses held for sale are PLIC and Union Bankers, a subsidiary of SW Financial.

                                                                                                       Retained
                                                                                    SW Financial      Businesses
                                                                    As reported      Pro forma         Pro forma
     For the year ended December 31,                                   1997             1997             1997
     -------------------------------                               ----------        ----------      ----------
     (In millions, except share amounts)
     Total revenues............................................    $    663.8        $    950.9      $    666.6
     Income before income taxes, equity in earnings of
        unconsolidated affiliates, and extraordinary charge....          51.5              85.0            76.4
     Net income applicable to common stock before
        extraordinary charge...................................          30.6              31.8            27.5
     Diluted net income applicable to common stock  before
        extraordinary charge per share.........................          1.07              1.10              *

     As of December 31,
     ------------------
     Total assets..............................................    $  4,724.1        $  6,966.9      $  6,966.9
     Insurance and other liabilities...........................       3,484.2           5,527.8         5,682.3
     Long-term debt............................................         359.8             550.5           396.0
     Mandatory redeemable preferred stock......................          19.9              19.9            19.9
     Total shareholders' equity................................         860.2             868.7           868.7

   * Due to the fact that amounts and use of proceeds information is unavailable regarding the businesses held for sale, per share information is not provided.

     New Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items to be included in the Company's presentation of comprehensive income, in addition to net income applicable to common stock, are unrealized foreign currency translation gains and losses as well as unrealized gains and losses on securities available for sale. The Company will adopt the provisions of SFAS No. 130 in 1998.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997 by the FASB. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments will not materially change from the current presentation. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3. SOP 97-3 provides: (1) guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, (2) guidance on how to measure the liability, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and (4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption is encouraged. Previously issued annual financial statements are not restated. The Company will report the effect of initially adopting this SOP in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The Company is currently evaluating the financial impact, which is expected to be immaterial, as well as the changes to its related disclosures.

     In February 1998, the FASB adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required. SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets to facilitate financial analysis, and eliminates certain irrelevant disclosures. The Company is currently evaluating the changes to its related disclosures.

RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with the historical financial statements of the Company and related notes thereto contained elsewhere herein. Significant financial information, percentage changes and ratios of the Company's insurance operations (excluding realized gains and losses on sale of investments and equity in earnings of unconsolidated affiliates) are shown in the following table:

                                                               1997       1996       1995
                                                               ----       ----       ----
Ratios to revenues
Total policy benefits.......................................   51.7%      48.4%      38.9%
Insurance expenses(1).......................................   18.8       14.0       20.0
Other operating expenses(2).................................   13.8       14.8       16.8
Interest and amortization of deferred debt issuance costs...    3.7        3.3        4.7
Pretax operating margin.....................................   12.0       19.5       19.6
-------------------
(1)  Excludes  amortization  associated  with realized  gains  aggregating  $9.4 million in 1997.
(2)  For the year ended December 31, 1997,  other  operating  expenses  excludes restructuring and transaction costs aggregating $29.0 million.

     Operating Ratios. Pretax operating margin declined considerably to 12.0% of revenues during 1997 from 19.5% and 19.6% in 1996 and 1995, respectively. The significant decline in operating ratios was primarily the result of increases in benefits and insurance expense ratios. The continual increase in the benefits ratio was anticipated as a result of the Company's most recent acquisitions which shifted the product base away from lower benefit fixed benefit products to life and accumulation products.

     The ratio of total policy benefits to revenues increased during 1997 to 51.7% from 48.4% and 38.9% in 1996 and 1995, respectively. The increase in the ratio of total policy benefits to revenues during 1997 was primarily attributable to the continued increase in life and accumulation products, relative to fixed benefit products, since benefits for life insurance products are typically greater, as a percentage of revenues, than benefits for fixed benefit products. Additionally, accumulation products, such as deferred annuities, are priced to allow for the vast majority of interest earned on assets backing policy reserves to be credited to the policyholder account balance resulting in a faster growth in policy benefits than policy benefits for fixed benefit products. During 1997, Penn Life continued to experience an increase of its benefit ratios, resulting in an increase in the Company's overall benefits ratio of approximately 1.8 percent. The increase was primarily a result of Penn Life's strengthening of certain claims reserves and the impact of the 1996 conversion to a new valuation system (see below). During 1996, the Company also experienced higher than expected mortality and morbidity costs for Penn Life and OLIC, which collectively resulted in an approximately 2.0% increase in the claims incurred ratio for the Company as a whole. During 1996, the Company refined the calculation of certain policy benefit reserves which collectively aggregated approximately $443.0 million. Such refinement resulted in an increase in future policy benefits of approximately $1.3 million for 1996. The refinement will result in slightly larger increases in the change in future policy benefits in near- term reporting periods.

     The Company's insurance expense ratio increased to 18.8% of revenues from 14.0% during 1996. The increase in the insurance expense ratio was primarily a result of improved gross profit margins for OLIC and Integon during 1997 as compared with those of 1996, which resulted in greater amortization of deferred acquisition costs and present value of insurance in force increasing the insurance expense ratio by approximately 1.8 percent. Also contributing to higher insurance expense ratios was amortization associated with deferred acquisition costs for AA Life which added approximately 0.7% to the insurance expense ratio. AA Life anticipates increasing levels of amortization associated with its primary new sales product, the "wealth builder." For the year ended December 31, 1996, certain interest sensitive blocks of business had significantly less amortization of deferred policy acquisition costs and present value of insurance in force, as compared to 1995 due to reduced short-term profit margins from adverse mortality. The Company believes that profit margins have stabilized and recent variability will not impact the long-term profitability of such products. However, if mortality experience would deteriorate, the ultimate recoverability of deferred policy acquisition costs and present value of insurance in force could be adversely affected.

     Other operating expenses declined as a percentage of revenues to 13.8% during 1997, from 14.8% and 16.8% during 1996 and 1995, respectively. This downward trend was due to the acquisitions of United Life and Integon Life, which are administered by the Company at overhead expense rates less than the business in force prior to their respective acquisitions. Despite the growing revenue base, the Company's total underlying expense infrastructure has increased only moderately. In addition, expense costs have shifted from overhead and maintenance expenses to those more closely related to the production of new business.

     During 1997, the Company's interest cost ratio increased modestly to 3.7% from 3.3% during 1996 after a decline from the interest cost ratio of 4.7% during 1995. The increase during 1997 was primarily a result of increased borrowings under the Company's revolving credit facility to repurchase common stock, contribute capital to the Company's insurance subsidiaries, acquire certain invested assets by non-insurance subsidiaries and fund certain of the Company's restructuring costs. The Company's overall weighted cost of indebtedness declined to 8.2% during 1997 from 8.8% during 1996. The reduction in the weighted average cost of indebtedness was due to general market conditions as the Company borrowings are primarily floating rate bank debt. The Company anticipates that the ratio of interest costs to total revenues will increase during 1998 as a result of the Company's acquisition of the Controlling Interest in SW Financial on January 2, 1998, on a leveraged basis. During 1996, the Company's interest cost ratio declined to 3.3% from 4.7% during 1995. The decline was primarily the result of the Company utilizing common and preferred stock offerings to finance acquisition activities rather than debt. The weighted average interest cost for outstanding indebtedness dropped to 8.8% for the year ended December 31, 1996, from 9.0% for the year ended December 31, 1995. The reduction in such interest costs was the result of the Company replacing subsidiary indebtedness with borrowings by the Company which carry substantially lower interest rates.

     Policy Revenues. Policy revenues remained relatively constant during 1997 at $345.6 million compared to $348.1 million during 1996 after increasing from $301.9 million during 1995. The very modest decline was primarily the result of a decline in policy charges associated with accumulation products due to increased surrenders.

     Fixed benefit policy revenues decreased by 0.2%, 3.1% and 1.2% to $169.0 million, $169.3 million and $174.7 million during 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, the Company's operating focus was concentrated primarily on increasing life policy revenues to achieve a balance of life policy revenues with those of fixed benefit products. In addition, during 1996 the Company effectively ceased marketing its "instant issue" fixed benefit products and as a result of higher than anticipated loss ratios which resulted in a decline in fixed benefit policy revenues for 1997 and 1996.

     Life policy revenues remained nearly constant at $169.5 million for 1997 after increasing 43.9% and 75.0% to $170.0 million and $118.1 million for the years ended 1996 and 1995, respectively. The acquisition of United Life in July 1996, and Integon Life in July 1995, added $72.4 million and $22.9 million of life policy revenues during 1996 and 1995, respectively.

     Net Investment Income. The effects of a larger average invested asset base and improved average portfolio yields to 7.6% in 1997 from 7.5% during 1996 and 7.3% in 1995, resulted in net investment income increasing 29.7%, 106.0% and 97.1% in 1997, 1996 and 1995, to $273.2 million, $210.7 million and $102.3 million, respectively. The acquisitions of United Life, which added invested assets of $1,492.9 million in July 1996 and Integon Life, which added invested assets of $1,339.1 million in July 1995, contributed to the increase in investment income. During 1997 and 1996, United life incrementally added $61.4 and $49.3 million of investment income and Integon Life incrementally added $57.6 million during 1996 as a result of being included for the entire year.

     Other income. For purposes of presentation of the summary of the Selected Consolidated Financial Data, "other income" includes equity in earnings of unconsolidated affiliates, income as a result of trading portfolio activity and the income generated by the third party marketing activities of Marketing One. During 1997, 1996 and 1995, income from unconsolidated affiliates aggregated $19.0 million, $21.0 million and $4.7 million, respectively, including $19.0 million, $21.0 million and $910,000 as a result of the Company's economic interest in SW Financial during 1997, 1996 and 1995, respectively. (For additional information on the operating results of SW Financial see Note 6 of Notes to Consolidated Financial Statements). During 1995, the Company included its portion of the operating results of its 49% interest in the limited partnership which owned Integon Life aggregating $3.8 million prior to the Company's consummation of the acquisition of the remaining 51% of Integon Life in July 1995.

     In conjunction with the Company's acquisition and investment activities, Management is regularly presented with investment opportunities to invest in substantially undervalued securities in corporations which will likely undertake some form of restructuring. In 1995, the Company established a trading security account for such investments. The Company reported trading gains amounting to $1.1 million, $1.3 million and $5.7 million during 1997, 1996 and 1995, respectively.

     Revenues generated by Marketing One aggregated $17.1 million, $20.0 million and $7.4 million during 1997, 1996 and 1995, respectively. Marketing One was acquired by the Company in August 1995.

     During 1997, the Company recognized a gain from the disposition of its Panamanian operation aggregating $4.1 million.

     Net Gains/Losses From Sale of Investments. The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities during 1997, 1996 and 1995, resulted in the Company realizing gains of $17.5 million, $1.3 million and $3.8 million during 1997, 1996 and 1995, respectively. During 1997, the Company liquidated the vast majority of its equity holdings and private placement bond holdings. In addition, the Company liquidated other securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $275.7 million. During 1995, the Company liquidated its holdings in Conning & Co. which resulted in a realized gain of $3.2 million (see Note 15 of Notes to Consolidated Financial Statements contained elsewhere herein).

     Claims Incurred. Claims incurred increased 7.5%, 33.0% and 25.9% during 1997, 1996 and 1995, to $202.8 million, $188.7 million and $141.9 million, respectively. The increase in claims during 1997 resulted from strengthening of certain claims reserves for PennLife of approximately $6.9 million, additional claims of $4.2 million as the result of the inclusion of the results of United Life for the entire year and modestly higher claims payments for AA Life and Professional as a result of growth in the underlying business, which in the aggregate increased $3.2 million. The increase in claims during 1996 was due to the addition of United Life, $3.3 million, the inclusion of Integon Life for the full year, $35.1 million, and adverse mortality experience at OLIC and Penn Life of $4.2 million and $2.6 million, respectively, when compared to the previously reported period. The Company is continuing to closely monitor the claims activity in each insurance subsidiary. During 1995, the increase in claims incurred attributable to Integon Life and AA Life, was $22.8 million and $10.3 million, respectively.

     Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of the present value of insurance in force) increased 39.6%, 8.9% and 41.2% to $127.0 million, $91.0 million and $83.6 million during 1997, 1996 and 1995, respectively. The increase in insurance related expenses during 1997 as compared with 1996 and 1995 was primarily related to the amortization of deferred acquisition costs and the value of insurance in force as commission expenses increased slightly to $34.9 million for 1997 from $34.7 million and $31.9 million for the years ended 1996 and 1995, respectively. Of the $35.8 million increase in amortization during 1997, the inclusion of United Life for the full year resulted in additional amortization expense of $10.5 million, the amortization associated with realized gains on the sale of investments increased $9.4 million, increased gross profit margins and unlocking of lapse assumptions for increased policy surrenders resulted in additional amortization of approximately $6.0 million with the remainder of the increase due to additional amortization associated with deferred acquisition costs, primarily associated with AA Life's wealth builder products and decreased persistency of PennLife's in force block of business. The increase in the amortization of deferred acquisition costs and value of insurance in force during 1996 was primarily the result of the United Life acquisition. The increase during 1995 was the result of the Integon Life acquisition and a full year of amortization of value of business in force associated with the AA Life acquisition.

     Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance expenses) increased during 1997 to $128.1 million compared to $90.1 million during 1996 and $80.7 million during 1995. During 1997 the $38.0 million increase in operating expenses was due to:
(i) restructuring and period costs associated with the Company's restructuring aggregating $21.4 million, (ii) transaction costs associated with the terminated Washington National merger totaling $7.6 million, (iii) additional expenses aggregating $4.6 million as a result of the inclusion of United Life for the full year period, (iv) certain other non-recurring operating charges aggregating $5.1 million and (vi) increased operating expenses primarily associated with outside contracting costs for the Company's year 2000 compliance initiative which were approximately $1.9 million. The increase in operating expenses during 1996 was primarily a result of the inclusion of Marketing One for the full year period ended December 31, 1996 which increased operating expenses by $10.1 million.

     Also included in other operating expense is the amortization of costs in excess of net assets acquired which aggregated $9.5 million, $8.6 million and $6.5 million for 1997, 1996 and 1995, respectively.

     The Company  has  engaged  certain  outside  vendors  and  focused  certain employees full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company expects to incur internal and external costs associated with such expertise ranging from $9.3 million to $14.9 million, which are likely to be incurred primarily during 1998 and early 1999, and which represent approximately 25% of the Company's technology costs. Of the range of estimated costs, the Company anticipates approximately 42% of the costs to be internal allocation of resources.

     Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1998. The Payroll Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-system and system interfaces during 1998. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life will rely on contracted vendor resources in working to complete its upgrade process. The Company's Financial Services Division has only recently begun its year 2000 remediation efforts. Those efforts are dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. In addition, the Financial Services Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems.

     Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company is currently evaluating various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

     Income Taxes. The effective tax rates for the years ended December 31, 1997, 1996 and 1995, were 39.5%, 37.0% and 35.0%, respectively. The 1997 and
1996 effective rates are higher than the statutory rate of 35% primarily due to non- deductible amortization of costs in excess of net assets acquired and foreign taxes in excess of foreign tax credits utilized. The lower effective tax rate for 1995 as compared to 1997 and 1996 is due to previously non-deductible operating losses becoming available to reduce tax on operating earnings.

                  (Remainder of Page Intentionally Left Blank)

Item 8. Financial Statements and Supplementary Data

                                                                           Page

 Management's Responsibility for Financial Statements...................... 41

 PennCorp Financial Group, Inc. and Subsidiaries........................... 42

 Southwestern Financial Corporation and Subsidiaries....................... 78

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of the Company is responsible for the preparation and fair presentation of the consolidated financial statements, financial data and other information in this annual report. They have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts based on the best estimates and judgment of management. The Company's management is also responsible for the accuracy and consistency of other financial information included in this annual report.

     In recognition of its responsibility for the integrity and objectivity of data in the financial statements, the Company maintains a system of internal control over financial reporting which is designed to provide reasonable, but not absolute, assurance with respect to the reliability of the Company's financial statements. The concept of reasonable assurance is based on the notion that the cost of the internal control system should not exceed the benefits derived.

     Internal auditors monitor and assess the effectiveness of the internal control system and report their findings to management and the Board of Directors throughout the year. The Company's independent auditors are engaged to express an opinion on the financial statements and with the coordinated support of the internal auditors, review the financial records and related data and test the internal control system over financial reporting.

     The Audit Committee of the Board of Directors, which is composed of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The committee meets periodically with representatives of management, as well as the independent and internal auditors, to review matters of a material nature related to financial reporting and the planning, results and recommendations of audits. The independent and internal auditors have free access to the Audit Committee, without management present, to discuss any matter they believe should be brought to the attention of the committee. The committee is also responsible for making recommendations to the board of directors concerning the selection of the independent auditors.

                  (Remainder of Page Intentionally Left Blank)

INDEPENDENT AUDITORS' REPORT

     The Shareholders and Board of Directors of PennCorp Financial Group, Inc.

     We have audited the accompanying consolidated balance sheets of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP
Raleigh, North Carolina
March 19, 1998

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             For the years ended December 31,
(In thousands, except per share amounts)                                   1997            1996           1995
                                                                         -----------   -----------   -----------
Revenues:
   Premiums, principally accident and sickness........................   $   254,020   $   256,859   $   239,010
   Interest sensitive policy product charges..........................        91,546        91,231        62,879
   Net investment income..............................................       273,237       210,734       102,291
   Other income.......................................................        27,504        22,666        17,076
   Net gains from the sale of investments.............................        17,487         1,257         3,770
                                                                         -----------   -----------   -----------
     Total revenues...................................................       663,794       582,747       425,026
                                                                         -----------   -----------   -----------
Benefits and expenses:
   Claims incurred....................................................       202,472       188,727       141,876
   Change in liability for future policy benefits and other
     policy benefits..................................................       121,817        83,184        20,047
   Amortization of present value of insurance in force and
     deferred policy acquisition costs................................        92,046        56,470        51,535
   Amortization of costs in excess of net assets acquired.............         9,545         8,648         6,486
   Underwriting and other administrative expenses.....................       146,245       116,560       102,162
   Interest and amortization of deferred debt issuance costs..........        23,355        18,579        19,520
   Restructuring charge...............................................        16,771           --          3,943
                                                                         -----------   -----------   -----------
     Total benefits and expenses......................................       612,251       472,168       345,569
                                                                         -----------   -----------   -----------
Income before income taxes, equity in earnings of unconsolidated
   affiliates and extraordinary charge................................        51,543       110,579        79,457
     Income taxes.....................................................        20,375        40,957        27,829
                                                                         -----------   -----------   -----------
Income before equity in earnings of unconsolidated affiliates and
   extraordinary charge...............................................        31,168        69,622        51,628
     Equity in earnings of unconsolidated affiliates..................        18,972        21,037         4,718
                                                                         -----------   -----------   -----------
Income before extraordinary charge....................................        50,140        90,659        56,346
     Extraordinary charge (net of income taxes of $--, $1,277 and $--)           --         (2,372)          --
                                                                         -----------   -----------   -----------
Net income............................................................        50,140        88,287        56,346
     Preferred stock dividend requirements............................        19,533        14,646         6,540
                                                                         -----------   -----------   -----------
Net income applicable to common stock.................................   $    30,607   $    73,641   $    49,806
                                                                         ===========   ===========   ===========
Per Share Information:
Basic:
   Net income applicable to common stock before extraordinary charge..   $      1.09   $      2.79   $      2.26
     Extraordinary charge, net of income taxes........................           --          (0.09)          --
                                                                         -----------   -----------   -----------
   Net income applicable to common stock..............................   $      1.09   $      2.70   $      2.26
                                                                         ===========   ===========   ===========
Common shares used in computing basic earnings per share..............        28,016        27,208        22,048
                                                                         ===========   ===========   ===========
Diluted:
   Net income applicable to common stock before extraordinary charge..   $      1.07   $      2.49   $      2.12
     Extraordinary charge, net of income taxes........................           --          (0.07)          --
                                                                         -----------   -----------   -----------
   Net income applicable to common stock..............................   $      1.07   $      2.42   $      2.12
                                                                         ===========   ===========   ===========

Common shares used in computing diluted earnings per share............        28,645        35,273        25,216
                                                                         ===========   ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          As of December 31,
(In thousands, except share amounts)                                                      1997         1996
                                                                                      -----------  -----------
Assets:
Investments:
   Fixed maturity securities:
     Held for investment, at amortized cost (fair value $89,759 in 1996)............  $       --   $    87,330
     Available for sale, at fair value (amortized cost $2,618,515 in 1997 and
       $2,941,268 in 1996)..........................................................    2,718,982    2,993,925
   Equity securities available for sale, at fair value (cost $30,084 in 1997 and
       $17,511 in 1996).............................................................       30,257       20,867
   Trading securities, at fair value................................................          --        31,140
   Mortgage loans on real estate, net of allowance of $6,041 in 1997 and
       $4,211 in 1996..................................................................   240,879      264,732
   Policy loans.....................................................................      145,108      145,976
   Short-term investments...........................................................       84,141       63,113
   Other investments................................................................       95,875       48,062
                                                                                      -----------  -----------
     Total investments .............................................................    3,315,242    3,655,145
Cash................................................................................       24,872       39,464
Accrued investment income...........................................................       43,312       48,360
Accounts and notes receivable, net of allowance of $9,025 in 1997 and $6,528 in 1996       46,655       47,295
Investment in unconsolidated affiliate..............................................      183,158      140,526
Present value of insurance in force.................................................      263,889      339,010
Deferred policy acquisition costs...................................................      310,117      252,428
Costs in excess of net assets acquired..............................................      116,544      148,080
Other assets........................................................................      420,346      139,015
                                                                                      -----------  -----------
     Total assets ..................................................................  $ 4,724,135  $ 4,809,323
                                                                                      ===========  ===========

Liabilities:
Policy liabilities and accruals.....................................................  $ 3,289,925  $ 3,566,455
Income taxes, primarily deferred....................................................       59,125       55,840
Notes payable.......................................................................      359,755      210,325
Accrued expenses and other liabilities..............................................      135,227      114,462
                                                                                      -----------  -----------
     Total liabilities..............................................................    3,844,032    3,947,082
                                                                                      -----------  -----------

Mandatory redeemable preferred stock:
   Series B, $.01 par value, $100 initial redemption value; authorized, issued and
     outstanding 127,500 in 1996....................................................          --        14,689
   Series C, $.01 par value, $100 initial redemption value; authorized, issued and
     outstanding 178,500 in 1997 and 1996...........................................       19,867       18,175

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized
   issued and outstanding 2,300,000 in 1997 and 1996................................      110,513      110,513
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized issued and outstanding 2,875,000 in 1997 and 1996.....................      139,157      139,157
Common stock, $.01 par value; authorized 100,000,000 in 1997 and 50,000,000 in 1996;
    issued and outstanding 28,860,206 in 1997 and 28,647,714 in 1996................          289          286
Additional paid-in capital..........................................................      397,590      393,156
Retained earnings...................................................................      211,055      186,032
Unrealized foreign currency translation losses......................................      (20,602)     (14,961)
Unrealized gains on securities available for sale...................................       55,636       20,064
Treasury shares (1,009,589 in 1997 and 189,750 in 1996).............................      (32,130)      (3,370)
Notes receivable secured by common stock............................................       (1,272)      (1,500)
                                                                                      -----------  -----------
     Total shareholders' equity.....................................................      860,236      829,377
                                                                                      -----------  -----------
     Total liabilities and shareholders' equity ....................................  $ 4,724,135  $ 4,809,323
                                                                                      ===========  ===========


           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              For the years ended December 31,
(In thousands)                                                              1997           1996          1995
                                                                         -----------   -----------   -----------
Convertible preferred stock:
   Balance at beginning of year.......................................   $   249,670   $   110,513   $       --
   Issuance of convertible preferred stock............................           --        139,157       110,513
                                                                         -----------   -----------   -----------
     Balance at end of year...........................................       249,670       249,670       110,513
                                                                         -----------   -----------   -----------

Common stock:
   Balance at beginning of year.......................................           286           229           191
   Issuance of common stock...........................................             1            56            38
   Exercise of stock options..........................................             2             1           --
                                                                         -----------   -----------   -----------
     Balance at end of year...........................................           289           286           229
                                                                         -----------   -----------   -----------

Additional paid-in capital:
   Balance at beginning of year.......................................       393,156       220,482       169,310
   Issuance of common stock...........................................         1,697       170,393        51,172
   Exercise of stock options..........................................         2,737         2,281           --
                                                                         -----------   -----------   -----------
       Balance at end of year.........................................       397,590       393,156       220,482
                                                                         -----------   -----------   -----------

Retained earnings:
   Balance at beginning of year.......................................       186,032       117,987        69,475
   Net income.........................................................        50,140        88,287        56,346
   Dividends on common stock..........................................        (5,618)       (5,630)       (1,327)
   Accretion of dividends on preferred stock..........................       (19,533)      (14,646)       (6,540)
   Earned portion of treasury stock awarded to employees..............            34            34            33
                                                                         -----------   -----------   -----------
       Balance at end of year.........................................       211,055       186,032       117,987
                                                                         -----------   -----------   -----------

Unrealized foreign currency translation losses:
   Balance at beginning of year.......................................       (14,961)      (15,529)      (17,875)
   Change in unrealized foreign currency translation losses during
     the year, net of income taxes....................................        (5,641)          568         2,346
                                                                         -----------   -----------   -----------
       Balance at end of year.........................................       (20,602)      (14,961)      (15,529)
                                                                         -----------   -----------   -----------

Unrealized gains on securities available for sale:
   Balance at beginning of year.......................................        20,064        30,353       (24,454)
   Change in equity in unrealized gains (losses) on securities
     available for sale of unconsolidated affiliate during the year...        24,277        (6,045)          --
   Change in unrealized gains on securities available for sale during
     the year, net of income taxes....................................        11,295        (4,244)       54,807
                                                                         -----------   -----------   -----------
       Balance at end of year.........................................        55,636        20,064        30,353
                                                                         -----------   -----------   -----------
Treasury stock:
   Balance at beginning of year.......................................        (3,370)       (3,370)         (386)
   Purchases of treasury stock........................................       (28,760)          --         (2,984)
                                                                         -----------   -----------   -----------
       Balance at end of year.........................................       (32,130)       (3,370)       (3,370)
                                                                         -----------   -----------   -----------
Notes receivable secured by common stock:.............................        (1,272)       (1,500)       (1,537)
                                                                         -----------   -----------   -----------
       Total shareholders' equity.....................................   $   860,236   $   829,377   $   459,128
                                                                         ===========   ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the years ended December 31,
(In thousands)                                                              1997          1996          1995
                                                                          ----------   -----------   -----------
Cash flows from operating activities:
   Income before equity in earnings of unconsolidated affiliates and
     extraordinary charge..........................................       $   31,168   $    69,622   $    51,628
   Adjustments to reconcile income before equity in earnings of unconsolidated affiliates and extraordinary charge to net cash provided by operating activities:
       Capitalization of deferred policy acquisition costs.........        (109 ,482)      (98,140)      (84,089)
       Amortization of present value of insurance in force, deferred policy acquisition costs, intangibles, depreciation
         and accretion, net........................................           91,902        63,588        54,160
       Increase (decrease) in policy liabilities and accruals and
         other policyholder funds..................................           (1,644)       77,549         4,531
       Purchases of trading securities.............................              --             --        (1,031)
       Sales of trading securities.................................           29,914        56,004        47,145
       Other, net..................................................           11,425       (16,476)       12,701
                                                                          ----------   -----------   -----------
         Net cash provided by operating activities.................           53,283       152,147        85,045
                                                                          ----------   -----------   -----------

Cash flows from investing activities:
   Cash expended in acquisition of businesses, net of cash acquired
      of $-0-, $-0- and $-0-.......................................              --        (99,596)      (18,363)
   Purchases of fixed maturity securities held for investment......              --        (27,000)      (15,950)
   Purchases of fixed maturity securities available for sale.......         (993,768)     (920,430)     (188,388)
   Purchases of equity securities..................................          (27,776)       (8,398)      (13,415)
   Purchase of interest in affiliate...............................              --            --       (107,366)
   Maturities of fixed maturity securities held for investment.....              --         42,351         6,214
   Maturities of fixed maturity securities available for sale......          439,938        81,538        27,198
   Sales of fixed maturity securities held for investment..........              --          4,910           --
   Sales of fixed maturity securities available for sale...........          777,960       368,331        99,804
   Sales of equity securities......................................           23,121         5,328         9,993
   Decrease (increase) in short-term investments, net (including
      changes in amounts due to broker)............................          (21,069)      412,687        39,392
   Acquisitions and originations of mortgage loans.................          (44,375)     (112,473)          --
   Sales of mortgage loans.........................................           13,643       151,972           --
   Principal collected on mortgage loans...........................           54,145        21,657           --
   Other, net......................................................          (49,671)        4,521        (3,288)
                                                                          ----------   -----------   -----------
         Net cash provided (used) by investing activities..........          172,148       (74,602)     (164,169)
                                                                          ----------   -----------   -----------

Cash flows from financing activities:
   Issuance of notes payable.......................................          250,000       230,000       130,783
   Issuance of common stock........................................              --        155,450        51,210
   Issuance of preferred stock.....................................              --        139,157       110,513
   Purchases of treasury stock.....................................          (28,760)          --         (2,984)
   Reduction of notes payable......................................         (100,570)     (330,624)      (91,507)
   Redemption of preferred stock...................................          (14,705)          --        (33,415)
   Receipts from interest sensitive products credited to
     policyholders' account balances...............................          186,166       160,403        91,175
   Return of policyholders' account balances on interest
     sensitive products............................................         (461,888)     (365,554)     (144,413)
   Repurchase agreement, net.......................................              --        (52,839)          --
   Cash transferred on reinsurance ceded to an affiliate...........          (50,000)          --            --
   Other, primarily dividends, net.................................          (20,266)      (14,399)       (4,950)
                                                                          ----------   -----------   -----------
         Net cash provided (used) by financing activities..........         (240,023)      (78,406)      106,412
                                                                          ----------   -----------   -----------
         Net increase (decrease) in cash...........................          (14,592)         (861)       27,288
Cash at beginning of year..........................................           39,464        40,325        13,037
                                                                          ----------   -----------   -----------
Cash at end of year................................................       $   24,872   $    39,464   $    40,325
                                                                          ==========   ===========   ===========
Supplemental disclosures:
   Income taxes paid (refunded)....................................       $   (1,554)  $    (4,992)  $       787
   Interest paid...................................................           20,946        18,185        20,001
Non-cash financing activities:
   Debt assumed with acquisition...................................       $      --    $       --    $    38,214
   Securities issued in conjunction with acquisition...............              --         14,999        28,750
   Amounts due on acquisition of interest in affiliate.............              --            --         11,114
   Other ..........................................................            1,281           948           --

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     PennCorp Financial Group, Inc. ("PennCorp", or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries, Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to as "Penn Life"), Peninsular Life Insurance Company ("Peninsular"), Professional Insurance Corporation ("Professional"), Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"), Integon Life Insurance Corporation ("Integon Life"), Occidental Life Insurance Company of North Carolina ("OLIC"), United Life & Annuity Insurance Company ("United Life"), Marketing One, Inc. ("Marketing One"), a third party marketing organization, and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except share amounts, are stated in thousands.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, policy liabilities and accruals, present value of insurance in force and deferred taxes. In addition, the Company must determine the requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. As additional information becomes available, or actual amounts are determinable, the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. In all instances, actual results could differ from estimates.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

     Fixed maturities classified as held for investment are recorded at cost, adjusted for amortization of premium or discount, as the Company has the intent and ability to hold them to maturity. Fixed maturities and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income, capital or other economic factors. Changes in unrealized gains and losses related to securities available for sale are recorded as a separate component of shareholders' equity, net of income taxes. Securities classified as trading securities are reported at fair value with realized gains and losses and changes in unrealized gains and losses included in the determination of net income as a component of other income. The classification of securities as held for investment, available for sale or trading is generally determined at the date of purchase. The Company carries a certain equity investment in an affiliate on the equity basis of accounting as a result of its percentage ownership and lack of voting control. Mortgage-backed fixed maturity securities held for investment or available for sale are amortized using the interest method including anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are recorded at cost, adjusted for amortization of premium or discount and provision for loan loss, if necessary. Policy loans, short-term investments, and other investments are recorded at cost, which approximates fair value.

     As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio aggregating $49,384 to its fixed maturities available for sale portfolio as of April 1, 1997. In accordance with Statement of Financial Accounting Standards No. 115, the

Company marked all assets subject to the transfer to fair value resulting in a net increase in shareholders' equity, net of applicable income taxes, of $1,800.

     Realized investment gains and losses and declines in value which are other than temporary, determined on the basis of specific identification, are included in net income.

Accounts and Notes Receivable

     Accounts and notes receivable consist primarily of agents' balances and premiums receivable from agents and policyholders. Agents' balances are partially secured by commissions due to agents in the future and premiums receivable are secured by policy liabilities. An allowance for doubtful accounts is established, based upon specific identification and general provision, for amounts which the Company estimates will not ultimately be collected.

Present Value of Insurance In Force

     The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest based upon the policy liability or contract rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $192,049 and $144,327 as of December 31, 1997 and 1996, respectively.

Deferred Policy Acquisition Costs

     Estimated costs of acquiring new business which vary with, and are primarily related to, the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such estimated costs include commissions, certain costs of policy issuance, underwriting, certain variable agency and marketing expenses and other costs directly associated with these functions to the extent such costs are determined to vary with and are primarily related to the production of new business. Costs deferred associated with accident and sickness and traditional life policies are amortized, with interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. For interest sensitive products and limited pay life products, policy acquisition costs are amortized in relation to the emergence of anticipated gross profits over the life of the policies.

Costs in Excess of Net Assets Acquired

     Costs in excess of the fair value of net assets acquired are amortized on a straight-line basis primarily over 20 years. Accumulated amortization was $44,606 and $35,061 as of December 31, 1997 and 1996, respectively.

     For each of the periods presented, the Company has made certain valuation determinations with respect to pre- acquisition contingencies or allocations. For the year ended December 31, 1997, the Company determined the following with respect to certain material acquisition contingencies or allocations: (i) the Company increased deferred tax assets and reduced associated costs in excess of net assets acquired associated with the Integon Life acquisition by $19.6 million as a result of the Company resolving certain acquisition date tax contingencies, (ii) the Company reduced both deferred tax liabilities and associated costs in excess of net assets acquired associated with the Marketing One acquisition by $1.1 million as a result of the Company resolving certain acquisition date tax contingencies, and (iii) the Company reduced costs in excess of net assets acquired and increased certain mortgage loan values by $1.1 million, associated with the acquisition of United Life, as a result of final appraisals becoming available.

     For the year ended December 31, 1996, the Company determined the following with respect to certain material acquisition contingencies or allocations: (i) the Company incurred additional costs associated with the acquisition of United Life of $2.5 million, which resulted in a corresponding increase to costs in excess of net assets acquired, (ii) the Company decreased real estate and mortgage loan loss valuations of Integon Life by $6.8 million, which resulted in a decrease in costs in excess of net assets acquired of $4.4 million and deferred tax assets of $2.4 million, and (iii) the Company increased certain policy reserves of Integon Life aggregating $10.0 million, which resulted in a corresponding increase to costs in excess of net assets acquired of $10.0 million.

     The Company continually monitors the value of costs in excess of net assets acquired based upon estimates of future earnings. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings. For the periods presented there was no charge to earnings for the impairment of costs in excess of net assets acquired.

Policy Liabilities

     Future policy benefits for traditional life insurance products generally have been computed on the net level premium method, based on estimated future investment yield, mortality, morbidity and withdrawals. Estimates used are based on experience adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. Future policy benefits for interest sensitive products include the balance that accrues to the benefit of the policyholders and amounts that have been assessed to compensate the life insurance subsidiaries for services to be provided in the future.

     Policy and contract claims represent estimates of both reported claims and claims incurred but not reported based on experience.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax
consequences   attributable  to  temporary  differences  between  the  financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Shares

     Shares purchased are recorded at cost as a reduction of shareholders' equity.

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

Net Income per Common Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the former computation, presentation and disclosure requirements for earnings per share outlined under Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. The Company adopted SFAS No. 128 to compute earnings per share for all periods presented.

     The following is a reconciliation of net income applicable to common stock as well as common stock used to compute basic and diluted earnings per share for the years ended December 31:

                                                                       1997           1996            1995
                                                                     --------       ---------      ---------
Reconciliation of net income applicable to common stock:
Basic net income applicable to common stock:
   Net income applicable to common stock before
          extraordinary charge...................................... $ 30,607       $  76,013      $  49,806
     Extraordinary charge.........................................        --           (2,372)           --
                                                                     --------       ---------      ---------
                                                                     $ 30,607       $  73,641      $  49,806
                                                                     ========       =========      =========
Diluted net income applicable to common stock:
   Net income applicable to common stock before
          extraordinary charge...................................... $ 30,607       $  76,013      $  49,806
     Common stock equivalents:
       Convertible preferred stock dividend requirements..........        --           11,788          3,558
                                                                     --------       ---------      ---------
                                                                                                      53,364
     Extraordinary charge.........................................        --           (2,372)           --
                                                                     --------       ---------      ---------
                                                                     $ 30,607       $  85,429      $  53,364
                                                                     ========       =========      =========
Common stock used to compute basic and diluted earnings per share:
Basic:
   Shares outstanding beginning of period.........................     28,648          22,880         19,130
   Common stock issuance:
     Issuance of 3,750 common shares on March 14, 1995............        --              --           3,010
     Issuance of 5,131 common shares on March 5, 1996.............        --            4,232            --
     Acquisition of United Life (483,839 common shares)...........        --              212            --
   Incremental shares applicable to Stock Warrants/Stock Options..        143              74            --
   Treasury shares................................................       (775)           (190)           (92)
                                                                     --------       ---------      ---------
                                                                       28,016          27,208         22,048
                                                                     ========       =========      =========
Diluted:
   Shares outstanding beginning of period.........................     28,648          22,880         19,130
   Common stock issuance:
     Issuance of 3,750 common shares on March 14, 1995............        --              --           3,010
     Issuance of 5,131 common shares on March 5, 1996.............        --            4,232            --
     Acquisition of United Life (483,839 common shares)...........        --              212            --
   Incremental shares applicable to Stock Warrants/Stock Options..        772           1,347            938
   Treasury shares................................................       (775)           (190)           (92)
   Conversion of $3.375 Convertible Preferred Stock at a rate
     of 2.2123 common shares to 1 preferred share.................        --            5,088          2,230
   Conversion of $3.50 Series II Convertible Preferred Stock at
     a rate of 1.4327 common shares to 1 preferred share..........        --            1,704            --
                                                                     --------       ---------      ---------
                                                                       28,645          35,273         25,216
                                                                     ========       =========      =========

     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a new fair-value methodology, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Note 12 of the Notes to Consolidated Financial Statements contains a summary of the pro forma effects to reported net income applicable to common stock and earnings per share for 1997 and 1996, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

Business Combinations

     Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired establishing such fair values as the new accounting bases. Purchase consideration in excess of the fair value of net assets acquired is allocated to "costs in excess of net assets acquired." Should the fair value of the net assets acquired exceed the purchase consideration, such excess is utilized to reduce certain intangible assets, primarily "present value of insurance in force." Allocation of purchase price is performed in the period in which the purchase is consummated and may be preliminary. Adjustments resulting from completion of the purchase allocation process affect the value of the assets and liabilities acquired.

Foreign Currency Translation

     The financial statement accounts of the Company's Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as a separate component of shareholders' equity, and (ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each of the periods presented.

Reinsurance

     Financial reinsurance that does not transfer significant insurance risk is accounted for as deposits. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. Balances due to, or from, reinsurers have been reflected as assets and liabilities rather than being netted against the related account balances. Realized gains on retroactive reinsurance arrangements are deferred and amortized into net income over the estimated duration of the reinsured business.

Accounting Pronouncements Not Yet Adopted

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items to be included in the Company's presentation of comprehensive income, in addition to net income applicable to common stock, are unrealized foreign currency translation gains and losses as well as unrealized gains and losses on securities available for sale. The Company will adopt the provisions of SFAS No. 130 in 1998.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997 by the FASB. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments will not materially change from the current presentation. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3. SOP 97-3 provides: (1) guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, (2) guidance on how to measure the liability, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and (4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption is encouraged. Previously issued annual financial statements are not restated. The Company will report the effect of initially adopting this SOP in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The Company is currently evaluating the financial impact, which is expected to be immaterial, as well as the changes to its related disclosures.

     In February 1998, the FASB adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required. SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets to facilitate financial analysis, and eliminates certain irrelevant disclosures. The Company is currently evaluating the necessary changes to its related disclosures.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) ACQUISITIONS

     On July 22, 1996, the Company consummated the acquisition of United Life for a total purchase price of $110,056 including expenses incurred of $9,706 and earnings through the date of consummation of the acquisition of $3,608. The fair value of net assets acquired amounted to $82,580 (as adjusted) resulting in $27,476 (as adjusted) of costs in excess of net assets acquired which will be amortized over 20 years.

     The United Life acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, all assets and liabilities acquired were recorded at fair value as of the acquisition date which became the new accounting basis.

     On July 25, 1995, the Company consummated the acquisition of Integon Life for a total purchase price of $48,596 including acquisition expenses of approximately $3,200. The fair value of net assets acquired amounted to $28,575 (as adjusted) resulting in $20,021 (as adjusted) of costs in excess of net assets acquired which will be amortized over 20 years.

     The acquisition of Integon Life was initiated on January 20, 1995, when the Company and its subsidiaries entered into a series of related agreements to acquire all of the issued and outstanding capital stock of Salem Holding Corporation (formerly Integon Life Corporation), including the purchase for $15,000 in cash, of a 49% limited partnership interest in the ultimate limited partner that controlled Integon Life. Prior to the consummation of the acquisition, the Company's 49% equity interest in the net income of Integon Life, which aggregated $3,808, was reported on the equity method of accounting as undistributed earnings in unconsolidated affiliates for the period from January 20, 1995 to July 25, 1995.

     The Integon Life acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, assets and liabilities acquired have been recorded as a step purchase with fair values determined as of January 20, 1995 and July 25, 1995, which became the new cost basis.

     The following unaudited pro forma financial information represents the Company's consolidated results of operations as if the United Life acquisition occurred as of January 1, 1996. This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1996, or results which may occur in the future.

(In thousands, except per share amounts)

For the years ended December 31,                                                         1996
--------------------------------                                                         ----
Total revenues......................................................................  $   652,781
Income before income taxes, equity in earnings of  unconsolidated
   affiliate and extraordinary charge...............................................      117,654
Net income applicable to common stock...............................................       74,894
Per share information:
  Net income applicable to common stock - basic.....................................         2.63
  Net income applicable to common stock - diluted...................................         2.38

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

     The  components of operations  were as follows for the years ended December
31:

                                                                        1997           1996          1995
                                                                     -----------    ----------    ----------
         Total revenues:
           Insurance operations
              U.S.
                Fixed benefit products ...........................   $   145,883    $  147,226    $  162,747
                Life products ....................................       269,209       252,902       174,934
                Accumulation products ............................       174,391       109,374        32,378
              Canada
                Fixed benefit products ...........................        45,686        45,695        40,596
                Life products ....................................         7,968         6,690         6,430
           Non-insurance operations, corporate and eliminations...        20,657        20,860         7,941
                                                                     -----------    ----------    ----------
                                                                     $   663,794    $  582,747    $  425,026
                                                                     ===========    ==========    ==========
         Income before  income  taxes,  equity  in  earnings  of  unconsolidated affiliates and extraordinary charge:
           Insurance operations
              U.S.
                Fixed benefit products ...........................   $    42,700    $   38,333    $   48,045
                Life products ....................................        33,881        47,920        27,202
                Accumulation products ............................        24,810        26,893        12,389
              Canada
                Fixed benefit products ...........................         8,636        15,435        15,568
                Life products ....................................         1,506           642         2,451
           Non-insurance operations, corporate and eliminations...       (59,990)      (18,644)      (26,198)
                                                                     -----------    ----------    ----------
                                                                     $    51,543    $  110,579    $   79,457
                                                                     ===========    ==========    ==========

         Total assets were as follows as of December 31:

                                                                        1997           1996
                                                                     ------------  ------------
         Total assets:
           Insurance operations
              U.S.
                Fixed benefit products............................   $    381,253  $    480,408
                Life products.....................................      1,909,985     1,677,150
                Accumulation products.............................      2,114,204     2,339,787
              Canada
                Fixed benefit products ...........................        112,319       139,887
                Life products.....................................         69,449        43,613
           Non-insurance operations, corporate and eliminations ..        136,925       128,478
                                                                     ------------  ------------
                                                                     $  4,724,135  $  4,809,323
                                                                     ============  ============

(5) INVESTMENTS

     The following investments, other than obligations of the U.S. Government or agencies thereof, individually exceeded 10% of total shareholders' equity as of December 31:

                                                                1996
                                                     --------------------------
                                                      Amortized         Fair
                                                        Cost           Value
                                                     -----------    -----------
Canadian government obligations...................   $    80,492    $    88,671
                                                     ===========    ===========

     The amortized cost and fair value of investments in fixed maturities held for investment were as follows as of December 31:

                                                                                1996
                                                     ---------------------------------------------------------
                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized       Fair
                                                         Cost           Gains         Losses          Value
                                                     -----------     -----------    -----------   ------------
   Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $    34,546     $     2,307    $       --    $     36,853
   Corporate securities............................       52,784             124              2         52,906
                                                     -----------     -----------    -----------   ------------
                                                     $    87,330     $     2,431    $         2   $     89,759
                                                     ===========     ===========    ===========   ============

     The amortized cost and fair value of investments in fixed maturities available for sale were as follows as of December 31:

                                                                                1997
                                                     ---------------------------------------------------------
                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized       Fair
                                                         Cost           Gains         Losses          Value
                                                     -----------     -----------    -----------   ------------
   Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $  1,242,805    $    46,157    $     1,313   $  1,287,649
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies.....       135,255          7,551            120        142,686
   Debt securities issued by foreign governments...        66,635          7,188             12         73,811
   Corporate securities............................     1,173,820         49,164          8,148      1,214,836
                                                     ------------    -----------    -----------   ------------
                                                     $  2,618,515    $   110,060    $     9,593   $  2,718,982
                                                     ============    ===========    ===========   ============

                                                                                1996
                                                     ---------------------------------------------------------
                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized       Fair
                                                         Cost           Gains         Losses          Value
                                                     -----------     -----------    -----------   ------------
   Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $  1,408,124    $    25,710   $      5,510   $  1,428,324
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies.....       326,484          5,783          2,760        329,507
   Debt securities issued by foreign governments...        80,492          8,179            --          88,671
   Corporate securities............................     1,126,168         30,422          9,167      1,147,423
                                                     ------------    -----------   ------------   ------------
                                                     $  2,941,268    $    70,094   $     17,437   $  2,993,925
                                                     ============    ===========   ============   ============

     The amortized cost and fair value of fixed maturities available for sale as of December 31, 1997, by contractual maturity, are shown below:

                                                            Amortized        Fair
                                                              Cost           Value
                                                          -------------  -------------
Due in one year or less ...............................   $      33,709  $      33,964
Due after 1 through 5 years ...........................         419,383        433,117
Due after 5 through 10 years ..........................         649,210        676,765
Due after 10 years ....................................         273,408        287,487
Mortgage-backed securities, principally
   obligations of U.S. Government agencies.............       1,242,805      1,287,649
                                                          -------------  -------------
                                                          $   2,618,515  $   2,718,982
                                                          =============  =============

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Included in fixed maturities held for investment as of December 31, 1996, are below investment-grade securities with an amortized cost, which approximates fair value, of $34,624.

     Included in fixed maturities available for sale as of December 31, 1997 and 1996, are below investment-grade securities with an amortized cost of $165,511 and $91,590 and a fair value of $167,518 and $92,494, respectively. Included in fixed maturities available for sale as of December 31, 1997, are unrated securities with an amortized cost of $26,563 and a fair value of $36,175.

     As of December 31, 1997, net unrealized appreciation in equity securities available for sale of $173 consisted of gross unrealized gains of $242, less gross unrealized losses of $69. As of December 31, 1996, net unrealized appreciation in equity securities available for sale of $3,356 consisted of gross unrealized gains of $4,047, less gross unrealized losses of $691.

     Fair values for fixed maturity securities were provided by independent pricing services using market quotations, prices provided by market makers, or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The fair values for equity securities were determined using market quotations from principal public exchange markets.

     The Company's commercial and residential mortgage portfolios had carrying values $240,879 and $264,732, respectively, and, fair values of approximately $248,052 and $269,142, respectively, as of December 31, 1997 and 1996. The fair values for mortgage loans on real estate are estimated using the quoted market prices for securities collateralized by similar mortgage loans, adjusted for the differences in loan characteristics. For mortgage loans on real estate where quoted market prices are not available, the fair values are estimated using discounted cash flow analysis and interest rates for loans with similar credit ratings.

     As  of  December  31,  1997,   commercial  and  residential  mortgage  loan
investments were concentrated in the following states:

                                                                  Percent of Total
                                                Carrying Value     Carrying Value
                                                --------------     --------------
 Georgia.....................................     $   47,834              19.9%
 Florida.....................................         37,312              15.5
 Colorado....................................         32,796              13.6
 Virginia....................................         19,484               8.1
 Tennessee...................................         13,540               5.6
 Alabama.....................................         12,410               5.2
 Arizona.....................................         11,837               4.9
 Texas.......................................         11,640               4.8
 Louisiana...................................          9,970               4.1
 All other (less than 4% individually).......         44,056              18.3
                                                  ----------             -----
                                                  $  240,879             100.0%
                                                  ==========             =====

     Investments  with a carrying  value of $68,219 and $62,767  were on deposit
with  certain  regulatory   authorities  as  of  December  31,  1997  and  1996,
respectively.

     Realized, and changes in unrealized gains and losses, on investments were as follows for the years ended December 31:

                                                                        1997           1996           1995
                                                                     -----------    ----------    ----------
       Realized gains (losses) on dispositions  of investments:
          Securities held for investment:
           Gross gains from sales................................    $       --     $      --     $      --
           Gross losses from sales...............................            --            (28)          --
           Net gains (losses) from redemptions...................            --           (105)            1
                                                                     -----------    ----------    ----------
                                                                             --           (133)            1
                                                                     -----------    ----------    ----------
         Securities available for sale:
           Gross gains from sales................................         22,076         2,562         6,185
           Gross losses from sales...............................         (6,186)       (1,800)       (2,616)
           Net gains (losses) from redemptions...................            --           (166)          200
                                                                     -----------    ----------    ----------
                                                                          15,890           596         3,769
                                                                     -----------    ----------    ----------

         Mortgage loans..........................................           (284)          794           --
         Other investments.......................................          1,881           --            --
                                                                     -----------    ----------    ----------
              Net realized gains.................................    $    17,487    $    1,257    $    3,770
                                                                     ===========    ==========    ==========

       Changes in unrealized gains:
         Securities held for investment..........................    $    (2,429)   $    2,441    $    3,563
         Securities available for sale...........................         44,627       (18,250)      111,732
                                                                     -----------    ----------    ----------
              Net change in unrealized gains.....................    $    42,198    $  (15,809)   $  115,295
                                                                     ===========    ==========    ==========

       Trading portfolio:
         Net gains (losses) from sales...........................    $      (142)   $    4,930    $    1,830
         Net change in unrealized gains (losses).................          1,258        (3,626)        3,880
                                                                     -----------    ----------    ----------
              Total net trading gains ...........................    $     1,116    $    1,304    $    5,710
                                                                     ===========    ==========    ==========

         Major categories of net investment income consisted of the following for the years ended December 31:

                                                                        1997           1996           1995

       Fixed maturity securities.................................    $   231,867    $  169,847    $   70,715
       Mortgage loans on real estate ............................         26,498        11,888         2,783
       Policy loans .............................................          9,037         8,409         5,240
       Short-term investments ...................................          6,366        12,966        16,891
       Other investments.........................................          9,177        13,100        10,168
                                                                     -----------    ----------    ----------
         Gross investment income ................................        282,945       216,210       105,797
       Less: investment expenses.................................          9,708         5,476         3,506
                                                                     -----------    ----------    ----------
         Net investment income ..................................    $   273,237    $  210,734    $  102,291
                                                                     ===========    ==========    ==========

     The Company had non-income producing fixed maturity investments with an amortized cost of $ -- and $17,115 as of December 31, 1997 and 1996, respectively.

     On September 1, 1997, the Company purchased $25,000 of ACO Acquisition Corp. (subsequently re-named Acordia, Inc. ("Acordia") subordinated indebtedness and $20,000 of ACO Brokerage Holdings Corporation ("ACO"), an affiliate of Acordia, preferred stock. The Acordia subordinated notes pay interest on a current basis at 12.5%, per annum, payable in semi-annual installments. The ACO preferred stock dividends are payable in cash (subject to certain restrictions), or in-kind at the option of ACO, at a rate of 17 percent. Acordia is an insurance broker specializing in the marketing of commercial property and casualty programs. Acordia is 28.6% owned by Knightsbridge Capital Fund I, L.P.

("Knightsbridge"). PennCorp received fees aggregating $1,100 from Acordia for its underwriting and participation in the subordinated notes and preferred stock offering. Knightsbridge Management, L.L.C. ("KM") received sponsor fees and other fees aggregating $1,714 from Acordia for its role in consummating the Acordia acquisition.

(6) SOUTHWESTERN LIFE INVESTMENT

     On December 14, 1995, Southwestern Financial Corporation ("SW Financial"), a newly organized corporation formed by the Company and Knightsbridge (see Notes 15 and 16) purchased Southwestern Life Insurance Company, Union Bankers Insurance Company and certain other related assets from I.C.H. Corporation for $260,000.

     Through its initial direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owns 74.8% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 14.3% of SW Financial's voting common stock, and 100% of SW Financial preferred stock. PennCorp is also a 16.3% limited partner in Knightsbridge. As a result, the Company has an economic interest in SW Financial aggregating 78.0 percent. Retained earnings of the Company include undistributed earnings of SW Financial aggregating $40,919, $21,947 and $910 as of December 31, 1997, 1996 and 1995, respectively.

     On August 5, 1997, the Company purchased $40,000 of SW Financial Subordinated Notes (the "SW Financial Notes") from the liquidating trust for the creditors of ICH Corporation, SW Financial's former parent. SW Financial had issued the SW Financial Notes as part of the acquisition consideration paid to the liquidating trust. The SW Financial Notes were purchased by the Company at par and are included in other investments. Interest due under the SW Financial Notes is currently set at 7.0%, per annum.

     On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 19).

     The Company accounts for its investment in SW Financial utilizing the equity method. The consolidated condensed results of operations and financial position of SW Financial, are provided below:

                                                               For the years ended December 31,   For the period
                                                                      1997           1996       December 14-31, 1995
                                                                      ----           ----       --------------------
       Revenues:
       Policy revenues........................................   $    145,818    $    196,912     $   12,668
       Net investment income..................................        126,427         128,692          6,015
       Other income (including limited partnership
         distributions of $15,811 in 1996)....................         16,039          27,439             54
       Net gains from the sale of investments.................          1,841             516            --
                                                                 ------------    ------------     ----------
              Total revenues..................................        290,125         353,559         18,737
                                                                 ------------    ------------     ----------
       Benefits and expenses:
       Claims incurred........................................        201,385         211,460         15,831
       Change in liability for future policy benefits and
         other policy benefits................................        (35,103)        (13,616)        (2,318)
       Insurance and other operating expenses.................         66,319          92,632          2,577
       Interest and amortization of deferred debt issuance costs       13,773           14,052           664
                                                                 ------------    ------------     ----------
           Total benefits and expenses........................        246,374         304,528         16,754
                                                                 ------------    ------------     ----------
       Income before income taxes.............................         43,751          49,031          1,983
         Income taxes.........................................         16,416          18,149            694
                                                                 ------------    ------------     ----------
       Net income ............................................         27,335          30,882          1,289
         Preferred stock dividend requirements................          3,012           2,754            205
                                                                 ------------    ------------     ----------
       Net income applicable to common stock..................   $     24,323    $     28,128     $    1,084
                                                                 ============    ============     ==========

       As of December 31,                                             1997           1996
       ------------------                                        ------------    ------------
       Assets:
       Invested assets.......................................    $  2,026,768    $  1,641,348
       Insurance assets......................................         114,395         107,230
       Other assets..........................................         283,717         459,324
                                                                 ------------    ------------
       Total assets..........................................    $  2,424,880    $  2,207,902
                                                                 ============    ============

       Liabilities and Shareholders' Equity:
       Insurance liabilities.................................    $  1,942,214    $  1,745,160
       Long-term debt........................................         154,750         159,750
       Other liabilities.....................................          98,509         127,237
       Redeemable preferred stock............................          36,891          33,879
       Shareholders' equity..................................         192,516         141,876
                                                                 ------------    ------------
         Total liabilities and shareholders' equity .........    $  2,424,880    $  2,207,902
                                                                 ============    ============

(7) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE

     Information relating to deferred policy acquisition costs is as follows for the years ended December 31:

                                                                        1997           1996           1995
                                                                     -----------    ----------    ----------
         Balance as of January 1.................................    $   252,428    $  185,570    $  131,006
         Policy acquisition costs deferred:
           Commissions...........................................         59,238        49,775        50,528
           Underwriting and issue costs .........................         50,244        48,365        33,561
                                                                     -----------    ----------    ----------
                                                                         109,482        98,140        84,089
         Policy acquisition costs amortized .....................        (44,323)      (30,744)      (29,007)
         Unrealized investment loss adjustment ..................         (2,344)         (461)       (1,007)
         Foreign currency translation adjustment ................         (1,482)          (77)          489
         Impact of sale of certain foreign operations............         (3,644)          --            --
                                                                     -----------    ----------    ----------
           Balance as of December 31.............................    $   310,117    $  252,428    $  185,570
                                                                     ===========    ==========    ==========

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

     The methods used by the Company to value the fixed benefit, life, and accumulation products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future cash flows from the acquired business, the risks inherent in realizing those cash flows and the rate of return the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, and determining the value of the insurance asset by discounting the expected future cash flows by the discount rate the Company requires.

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

     Expected future cash flows used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. Variances from original projections, whether positive or negative, are included in income as they occur and will affect the present value of insurance in force amortization rates for insurance products accounted for under SFAS No. 97. To the extent that these variances indicate that future cash flows will differ from those included in the original scheduled amortization of the present value of insurance in force, future amortization may be adjusted. Recoverability of the present value of insurance in force is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.

     Information related to the present value of insurance in force is as follows:

                                                                        1997           1996           1995
                                                                     -----------    ----------    ----------
       Balance as of January 1 ..................................    $   339,010    $  283,106    $  199,705
       Addition due to acquisition ..............................            --         69,077       132,949
       Accretion of interest ....................................         20,371        27,205        22,260
       Amortization .............................................        (68,094)      (52,931)      (44,788)
       Transfer to Southwestern Life Insurance Company
         pursuant to reinsurance transaction.....................         (2,291)          --            --
       Unrealized investment gain (loss) adjustment .............        (24,444)       12,582       (27,425)
       Foreign currency translation adjustment ..................           (663)          (29)          405
                                                                     -----------    ----------    ----------
         Balance as of December 31 ..............................    $   263,889    $  339,010    $  283,106
                                                                     ===========    ==========    ==========

     Expected gross amortization of the present value of insurance in force, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 3.5 to 14.5 percent, for the next five years is as follows:

                                                Beginning        Gross         Accretion         Net
                                                  Balance     Amortization    of Interest    Amortization
                                                  -------     ------------    -----------    ------------
1998..........................................   $ 263,889      $  48,217      $  19,817       $ 28,400
1999..........................................     235,489         44,438         17,804         26,634
2000..........................................     208,855         39,980         16,010         23,970
2001..........................................     184,885         36,190         14,366         21,824
2002..........................................     163,061         32,652         12,917         19,735

(8) FUTURE POLICY BENEFITS

     The liability for future policy benefits consists of reserves for fixed benefit, life and accumulation products. For interest sensitive life and annuity products, the liability for future policy benefits is equal to the accumulated fund value. Fund values are equal to the premium received and interest credited to the fund value less deductions for mortality costs and expense charges.
Current declared interest rates credited range from 4.0 to 6.75 percent. Mortality costs and expense charges are established by the Company based upon its experience and cost structure and in accordance with policy terms.

     For traditional life products, the liability for future policy benefits is based primarily upon Commissioners' Standard Ordinary Tables with interest rates ranging from 2.5 to 6.0 percent. Fixed benefit products establish a liability for future policy benefits equal to the excess of the present value of future benefits to or on behalf of the policyholder over the future net premium discounted at interest rates ranging primarily from 4.5 to 8.0 percent. Traditional life products and fixed benefit products future policy benefits may also be determined using Company experience as to mortality, morbidity and lapses with a provision for adverse deviation. The Company may vary assumptions by year of policy issue.

     The following table presents information on changes in the liability for accident and sickness claims for the years ended December 31:

                                                                          1997            1996           1995
                                                                       ----------     ----------     ----------
   Claim liability as of January 1...................................  $  130,392     $  127,078     $  126,920
     Less reinsurance recoverables...................................       2,242          1,372          2,050
                                                                       ----------     ----------     ----------
       Net balance as of January 1...................................     128,150        125,706        124,870
                                                                       ----------     ----------     ----------

   Addition due to acquisition.......................................         --           1,079          1,095
                                                                       ----------     ----------     ----------

   Add claims incurred during the year related to:
     Current year....................................................      60,727         63,673         62,106
     Prior years.....................................................       6,344         (6,816)        (2,855)
                                                                       ----------     ----------     ----------
       Total claims incurred.........................................      67,071         56,857         59,251
                                                                       ----------     ----------     ----------

   Less claims paid during the year related to:
     Current year....................................................      28,268         19,057         20,346
     Prior years.....................................................      47,796         36,435         39,164
                                                                       ----------     ----------     ----------
       Total claims paid.............................................      76,064         55,492         59,510
                                                                       ----------     ----------     ----------

   Net balance as of December 31.....................................     119,157        128,150        125,706
     Plus reinsurance recoverables...................................       5,848          2,242          1,372
                                                                       ----------     ----------     ----------
       Claim liability as of December 31.............................  $  125,005     $  130,392     $  127,078
                                                                       ==========     ==========     ==========

(9) NOTES PAYABLE

     The outstanding principal amounts of the notes payable consist of the following as of December 31:

                                                                            1997            1996
                                                                         ----------      -----------
Unsecured 9 1/4% Senior Subordinated Notes due 2003(a)..............     $  114,646      $   114,646
Revolving bank credit facility maturing 2002(b).....................        242,000           92,000
Other...............................................................          3,109            3,679
                                                                         ----------      -----------
                                                                         $  359,755      $   210,325
                                                                         ==========      ===========
-------------------
(a)  Interest costs under the Notes totaled $11,461,  $13,545 and $14,463 during
     1997, 1996 and 1995,  respectively.  As of December 31, 1997, the effective rate for the Notes was approximately 9.6 percent.
(b)  Interest costs under the $450,000  revolving credit facility totaled $9,188 during  1997.  The  effective  rate of  interest  was  approximately  6.4%, including annual  commitment fee of 0.25%, as of December 31, 1997.  During
     1997 and 1996,  the Company had a $175,000  revolving  credit  facility for which it incurred interest costs of $1,855 and $1,558, respectively.

     The fair value of amounts outstanding as notes payable for the years ended December 31, 1997 and 1996, amounted to $364,914 and $215,341, respectively. All recorded amounts other than the Senior Subordinated Notes approximate market as they carry variable rates of interest which adjust at least every 90 days. The fair value of the Senior Subordinated Notes is determined based upon quotes from market makers.

     The aggregate maturities of notes payable during each of the five years after December 31, 1997, are as follows: 1998, $617; 1999, $668; 2000, $724;
2001, $951; 2002, $242,149.

     All of the Company's debt obligations contain financial and operating covenants. The Company and its subsidiaries were in compliance with or had received waivers from all applicable covenants as of December 31, 1997.

     For the year ended December 31, 1996, the Company realized an after-tax extraordinary charge of $2,372. The charge represents (i) the write-off of $816 of deferred financing costs related to the retirement of certain indebtedness of the Company and its subsidiaries, and (ii) the write-off of $1,556 of deferred financing, swap cancellation and other costs related to the repurchase of approximately $35,354 in principal amount of the Senior Subordinated Notes.

(10) INCOME TAXES

     The Company and a number of its non-insurance subsidiaries file a consolidated federal income tax return with a July 31 year end, which differs from its financial year end. Marketing One and its subsidiaries file a consolidated federal income tax return with a December 31 year end. The life insurance subsidiaries file federal income tax returns on a calendar year basis with either PLAIC or Pioneer Security as the parent of the particular consolidated life insurance company tax group.

     Total income taxes were  allocated as follows for the years ended  December
31:

                                                               1997           1996            1995
                                                            -----------    -----------    -----------
Income from operations..................................    $    20,375    $    40,957    $    27,829
Extraordinary item......................................            --          (1,277)           --
Shareholders' equity....................................          5,412         (1,864)        28,493
                                                            -----------    -----------    -----------
                                                            $    25,787    $    37,816    $    56,322
                                                            ===========    ===========    ===========

     The provisions for income tax expense (benefit) attributable to income before income taxes, equity in earnings of unconsolidated affiliates and extraordinary charge are as follows for the years ended December 31:

                                                                 1997           1996            1995
                                                              -----------    -----------    -----------
Current U.S...............................................    $     3,775    $    (1,285)   $    (1,311)
Current foreign...........................................          3,598          2,319          4,519
Deferred U.S..............................................         10,984         35,482         22,516
Deferred foreign..........................................          2,018          4,441          2,105
                                                              -----------    -----------    -----------
  Income tax expense......................................    $    20,375    $    40,957    $    27,829
                                                              ===========    ===========    ===========

     Taxes  computed  using the federal  statutory rate of 35% are reconciled to
the  Company's   actual  income  tax  expense   attributable  to  income  before
extraordinary charge as follows for the years ended December 31:

                                                                 1997           1996            1995
                                                              -----------    -----------    -----------
Tax expense computed at statutory rate....................    $    18,040    $    38,702    $    27,810
Dividends received deduction..............................         (1,450)          (977)           (85)
Amortization of costs in excess of net assets acquired....          3,341          3,040          2,275
Change in valuation allowance.............................           (525)        (1,265)        (5,102)
Foreign taxes net of U.S. tax benefit.....................            263          1,507          2,937
Other.....................................................            706            (50)            (6)
                                                              -----------    -----------    -----------
  Income tax expense......................................    $    20,375    $    40,957    $    27,829
                                                              ===========    ===========    ===========

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of December 31:

                                                             1997                       1996
                                                 -------------------------    ------------------------
                                                   Deferred      Deferred      Deferred      Deferred
                                                      Tax           Tax          Tax            Tax
                                                    Assets      Liabilities     Assets      Liabilities
                                                 ----------     ----------    ----------    ----------

Deferred policy acquisition costs.............   $      --      $   90,151    $      --     $   67,101
Present value of insurance in force...........          --          74,192           --         91,135
Future policy benefits........................       62,131            --         67,940           --
Net operating losses..........................       38,584            --         38,557           --
Foreign and alternative minimum tax credits...       22,851            --         21,252           --
Unrealized gain on investment securities......          --          20,140           --         13,650
Other.........................................       19,133          1,593        23,048        17,267
                                                 ----------     ----------    ----------    ----------
                                                    142,699        186,076       150,797       189,153
Valuation allowance...........................      (10,367)           --        (15,892)          --
                                                 ----------     ----------    ----------    ----------
                                                 $  132,332     $  186,076    $  134,905    $  189,153
                                                 ==========     ==========    ==========    ==========

     The valuation allowance for deferred tax assets as of January 1, 1997 and 1996, was $15,892 and $17,157, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996, was a decrease of $5,525 (including $5,000 that was used to reduce costs in excess of net assets acquired) and $1,265, respectively. During 1997, an additional $14,635 increase to the deferred tax asset was used to reduce costs in excess of net assets acquired related to the Integon Life acquisition as acquisition date tax contingencies were resolved. If recognized as a tax benefit, a portion of the December 31, 1997, valuation allowance totaling $2,349 would be allocated to reduce costs in excess of net assets acquired.

     In assessing the realization of deferred taxes, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon those considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance as of December 31, 1997.

     As of December 31, 1997, the Company has life consolidated net operating loss carryforwards of approximately $99,823 for tax return purposes. In addition, OLIC and Peninsular have available, on a separate return basis, acquired net operating loss carryforwards of approximately $10,417. The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) the life insurance group's consolidated taxable income or (ii) the subsidiary's taxable income computed on a separate return basis.

     The approximate net operating loss carryforwards for income tax purposes expire as follows:

                                                                Life           Life
                                                            Consolidated     Separate
                                                               Return         Return
                                                             ----------     ----------
2004.......................................................  $      --      $    5,335
2005.......................................................         560          4,982
2006.......................................................         --             --
2007.......................................................      15,967            --
2008.......................................................      37,609            100
2009.......................................................       6,311            --
2010.......................................................         --             --
2011.......................................................      26,812            --
2012.......................................................      12,564            --
                                                             ----------     ----------
                                                             $   99,823     $   10,417
                                                             ==========     ==========

     Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed to life insurance companies for federal income tax purposes. These special deductions were repealed by the Tax Reform Act of 1984, and the untaxed balances were frozen at their December 31, 1983 levels. These balances aggregate approximately $42,301 for the Company's life insurance subsidiaries and are subject to taxation if certain levels of premium income or life insurance reserves are not maintained, or if the life insurance companies make excess distributions to shareholders. It is not expected that a tax would become due on any such balance and no deferred income taxes have been provided. However, if such tax were to become payable, it would amount to approximately $14,805.

(11) PREFERRED AND COMMON STOCK

     The Company issued 2,875,000 shares of $50 redemption value $3.50 Series II Convertible Preferred Stock (the "Series II Convertible Preferred Stock") on August 2, 1996. The Series II Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 1.4327 shares of common stock for each share, subject to adjustment in certain events. Dividends accrued and unpaid as of December 31, 1997 and 1996, were $1,677. As of December 31, 1997, the estimated fair value of the Series II Convertible Preferred Stock, based upon market-maker quotes, was $166,750.

     On July 25, 1995, the Company issued 127,500 shares of 10% Series B Preferred Stock and 178,500 shares of 9% Series C Preferred Stock to fund a portion of the Integon Life purchase price. The Series B Preferred Stock and the Series C Preferred Stock are mandatorily redeemable on or before June 30, 1997 and June 30, 1998, respectively. The redemption price of the Series C Preferred Stock is subject to certain offsets related to the Integon Life stock purchase agreement. Dividends accrued and unpaid were $ -- , and $1,939 on the Series B Preferred Stock and $3,867 and $2,175 on the Series C Preferred Stock, respectively, as of December 31, 1997 and 1996. On March 15, 1997, the Company redeemed all of the previously outstanding Series B preferred stock at its stated redemption value of $14,705.

     The Company issued 2,300,000 shares of $50 redemption value $3.375 Convertible Preferred Stock (the "Convertible Preferred Stock") on July 14, 1995. The Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 2.2124 shares of common stock for each share, subject to adjustment in certain events. Dividends accrued and unpaid as of December 31, 1997 and 1996 were $1,617. As of December 31, 1997, the estimated fair value of the Convertible Preferred Stock, based upon active market quotes, was $186,599.

     In conjunction with the acquisition of AA Life in August 1994, the Company issued 450,000 shares of nonvoting Series A Preferred Stock, $0.01 per share par value and $100 per share redemption value. The Series A Preferred Stock was redeemed on August 25, 1995, from the proceeds received from the issuance of the Convertible Preferred Stock. During 1995, the Company paid or accrued dividends on the Series A Preferred Stock amounting to $1,725.

(12) STOCK OPTIONS AND WARRANTS

     The Company has established two management stock option plans, the 1992 Stock Option Plan which set aside up to 475,635 shares for grant and the 1996
Stock Option Plan which set aside up to 2,800,000 shares for grant. Options granted under the 1992 Stock Option Plan are deemed to be in four equal units which are earned over four years from the date of grant and are exercisable during a one-year period immediately following the fourth anniversary of the date of grant. The 1996 Stock Option Plan allows for awards of stock or options subject to such terms, conditions, and restrictions, and/or limitations, if any, as the Stock Option Committee of the Board of Directors deems appropriate.

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

     The following table summarizes data relating to stock options and warrants activity and associated weighted average option exercise price information for the years ended December 31:

                                                  1997                    1996                     1995
                                           ---------  --------     ---------  ---------     ---------    -------
Number of shares subject to option/warrant:
   Outstanding at beginning of year.....   1,984,049  $  11.56     2,148,599  $   10.86     2,057,724    $  9.61
   Granted..............................   1,565,500  $  32.34        44,000  $   31.09       110,000    $ 17.64
   Expired/cancelled....................     (46,303) $  11.41       (59,000) $   13.82       (19,125)   $ 13.43
   Exercised............................    (158,769) $   7.97      (149,550) $    5.40           --     $   --
                                           ---------               ---------                ---------
     Outstanding at end of year ........   3,344,477  $  21.73     1,984,049  $   11.56     2,148,599    $ 10.86
                                           =========               =========                =========
Exercisable at end of year..............   2,036,442  $  15.38     1,808,207  $   11.40           --     $   --
                                           =========               =========                =========
Available for future grant at end of year  1,488,460               2,792,000                  144,063
                                           =========               =========                =========

     The following table summarizes information concerning outstanding and exercisable options and warrants as of December 31, 1997:

                                     Options/Warrants Outstanding                   Options/Warrants Exercisable
                        -------------------------------------------------------     ------------------------------
                                              Weighted              Weighted                           Weighted
      Range of            Number          Average Remaining          Average          Number            Average
   Exercise Prices      Outstanding       Contractual Life       Exercise Price     Exercisable     Exercise Price
   ---------------      -----------       ----------------       --------------     -----------     --------------
  $ 4.00-    $ 4.00       570,760                2.64              $   4.00            570,760          $  4.00
  $ 5.40-    $19.58     1,173,317                4.89              $  15.91          1,115,567          $ 15.89
  $27.25-    $38.40     1,600,400                3.15              $  32.32            350,115          $ 32.32
                        ---------                                                    ---------
                        3,344,477                                                    2,036,442
                        =========                                                    =========

                  (Remainder of Page Intentionally Left Blank)

     As allowed under the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option and warrant plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income applicable to common stock. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants as of the grant date, estimated utilizing the Black-Scholes multiple options approach prescribed by SFAS No. 123, the Company's net income applicable to common stock as well as earnings per share would have been reduced by the pro forma amounts indicated in the following table:

                                                                     1997            1996           1995
                                                                  -----------    -----------    -----------
Reconciliation of net income applicable to common stock:
Basic net income applicable to common stock:
  Net income applicable to common stock before
    extraordinary charge (As reported)..........................  $    30,607    $    76,013    $    49,806
      Extraordinary charge......................................          --          (2,372)           --
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (As reported)....       30,607         73,641         49,806
      Pro forma compensation expense............................      (10,229)          (287)          (719)
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (Pro forma)......       20,378    $    73,354    $    49,087
                                                                  ===========    ===========    ===========

Diluted net income applicable to common stock:
  Net income applicable to common stock before
     extraordinary charge (As reported).........................  $    30,607    $    76,013    $    49,806
      Common stock equivalents:
         Convertible preferred stock dividend requirements......          --          11,788          3,558
      Extraordinary charge......................................          --          (2,372)           --
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (As reported)....       30,607         85,429         53,364
      Pro forma compensation expense............................      (10,229)          (287)          (719)
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (Pro forma)......  $    20,378    $    85,143    $    52,645
                                                                  ===========    ===========    ===========
Per share information:
Basic net income applicable to common stock:
  Net income applicable to common stock before extraordinary
    charge (As reported)........................................  $      1.09    $      2.79    $      2.26
      Extraordinary charge......................................          --           (0.09)           --
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (As reported)....         1.09           2.70           2.26
      Pro forma compensation expense............................        (0.37)         (0.01)         (0.03)
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (Pro forma)......  $      0.72    $      2.69    $      2.23
                                                                  ===========    ===========    ===========
Common shares used in computing basic earnings per share........       28,016         27,208         22,048
                                                                  ===========    ===========    ===========

Diluted net income applicable to common stock:
  Net income applicable to common stock before extraordinary
    charge (As reported)........................................  $      1.07    $      2.16    $      1.98
      Common stock equivalents:
         Convertible preferred stock dividend requirements......          --            0.33           0.14
      Extraordinary charge......................................          --           (0.07)           --
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (As reported)....         1.07           2.42           2.12
      Pro forma compensation expense............................        (0.36)         (0.01)         (0.03)
                                                                  -----------    -----------    -----------
         Net income applicable to common stock (Pro forma)......  $      0.71    $      2.41    $      2.09
                                                                  ===========    ===========    ===========
Common shares used in computing diluted earnings per share......       28,645         35,273         25,216
                                                                  ===========    ===========    ===========

(13) STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

     Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC and Pioneer Security (collectively, the "Surplus Note Companies"). The amounts outstanding under the surplus debentures totaled $358,346 and $367,900 as of December 31, 1997 and 1996, respectively. These surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

     Dividend payments by the Company's insurance subsidiaries are limited by, or subject to the approval of the insurance regulatory authority of each subsidiary's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. In 1998, the insurance subsidiaries (including SW Financial), subject to availability of cash, statutory capital and surplus and regulatory approval, will be able to pay a maximum of $56,749 in dividends to the Surplus Note Companies (including SW Financial). In 1998, the Surplus Note Companies, subject to availability of cash and the dividend capacity of the insurance subsidiaries, could pay a maximum of $76,408 on surplus note payments to the Company.

     Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1997 and 1996, totaled $299,062 and $264,080, respectively. Shareholders' equity of the Company's life insurance subsidiaries included in the consolidated balance sheet totaled $755,365 and $580,334 at December 31, 1997 and 1996, respectively. Statutory net income (loss) of the Company's life insurance subsidiaries as reported to regulatory authorities totaled $18,776, ($28,600) and $13,579 for the years ended December 31, 1997, 1996, and 1995, respectively. Surplus note interest expense of $34,758, $51,254 and $24,170 for the years ended December 31, 1997, 1996, and 1995, respectively, is included in statutory net income (loss).

     The Company's Canadian branch and Canadian subsidiary report to Canadian regulatory authorities based upon Canadian statutory accounting principles that vary in some respects from U.S. statutory accounting principles. Consolidated Canadian net assets based upon Canadian statutory accounting principles were $51,428 and $51,567 as of December 31, 1997 and 1996, respectively.

     Remittances to PLIC from the Canadian operations totaled $ --, $ -- and $2,485 for the years ended December 31, 1997, 1996 and 1995, respectively.

(14) RETIREMENT AND PROFIT SHARING PLANS

     On October 1, 1990, the Company established a defined contribution retirement plan (the "Defined Contribution Plan") for all employees of the Company who have attained age 21, and for certain agents whose commission earnings represent more than 50% of their income from the Company. Contributions to the Defined Contribution Plan are made pursuant to salary deferral elections by participants in an amount equal to 1% to 15% of their annual compensation. In addition, the Company makes matching contributions in an amount equal to 50% of each participant's salary deferral to a maximum of 3% of annual compensation. The Defined Contribution Plan also provides for a discretionary employer profit sharing contribution, which is determined annually by the Board of Directors for the succeeding plan year. Profit sharing contributions are credited to participants' accounts on the basis of their respective compensation in accordance with a formula that provides a higher percentage contribution for compensation in excess of the federal Social Security wage base. Salary deferral contribution accounts are at all times fully vested, while matching contribution accounts vest ratably from one to two years of service, and profit sharing contribution accounts vest ratably from one to five years of service. All participant accounts are fully vested at death, disability or attainment of age
65. Payment of vested benefits under the Defined Contribution Plan may be elected by a participant in a variety of forms of payment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Expenses related to this plan for the years ended December 31, 1997, 1996 and 1995, amounted to $1,483, $1,520 and $1,335, respectively.

     The Company has an established bonus plan for insurance subsidiary officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to the review and recommendation of the Compensation Committee and approval of the Board of Directors of the Company. Awards are based primarily on the income growth of the Company and the performance of eligible participants. The Company accrued or paid $1,417, $1,144 and $691 under this plan during the years ended December 31, 1997, 1996 and 1995, respectively.

     If the Company meets established performance goals, the Company's two most senior officers are eligible to receive annual cash bonuses based primarily on annual growth rates in diluted earnings per share. Bonus awards range from 0% to 200% of a predetermined target annually. During 1997 and 1996, the Company did not accrue for such bonuses as the employment arrangements containing the bonus plan were contingent upon the purchase by the Company of The Fickes and Stone Knightsbridge Interests (see Notes 15 and 16 below).

     Postretirement benefits are accrued (but not funded) for eligible retirees only as all plans are closed to future retirees. The plans principally cover certain costs associated with medical insurance coverage.

                                                                            1997            1996
                                                                         ----------      -----------
Accumulated postretirement benefit obligation.......................     $   14,322      $    16,089
Unrecognized transition obligation..................................         (4,202)          (5,187)
Unrecognized losses.................................................           (224)            (366)
                                                                         ----------      -----------
  Accrued postretirement benefit....................................     $    9,896      $    10,536
                                                                         ==========      ===========

     For the year ended December 31, 1997, the postretirement benefit liability was calculated assuming an annual trend rate in health care inflation ranging from 7% to 8% in 1998 grading down to 5% in 2004 and after. If the health care cost trend rate assumption increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1997, would increase $419 or 3 percent.

(15) RELATED PARTY TRANSACTIONS

     Related party transactions described herein include those transactions not included elsewhere in the Notes to Consolidated Financial Statements.

     During 1995, two of the Company's officers and directors, Messrs. Stone and Fickes, formed a fund, Knightsbridge, for the purpose of making equity and equity linked investments in companies engaged primarily in the life insurance industry. Knightsbridge has received subscriptions for approximately $92,000 in limited partnership interests, including a $15,000 subscription from the Company. The general partner of Knightsbridge is Knightsbridge Capital L.L.C. ("Knightsbridge Capital"), the members of which are David J. Stone and Steven W. Fickes. Allan D. Greenberg, a member of the Company's Board of Directors, formerly owned a 5% interest in Knightsbridge Capital which was purchased by Messrs. Stone and Fickes. The general partner of Knightsbridge cannot be removed by the limited partners, unless a court has finally determined that the general partner has committed a willful and material breach of the limited partnership agreement.

     In the second half of 1995, the Company and Knightsbridge determined that a joint venture strategy was in the best interest of both parties. As part of that joint venture, Knightsbridge provides PennCorp with a right of first refusal with respect to all insurance transactions considered by Knightsbridge. The joint venture entity formed for this purpose is KM. PennCorp participates in 45% of the net distributable income of KM.

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

     On December 31, 1997, at the Company's annual shareholders meeting, shareholders approved a restructuring of the Knightsbridge relationship which included the following transactions (see Notes 16 and 19); (i) Messrs. Stone and Fickes entered into five-year employment agreements which include the contingent issuance of options to purchase 559,000 shares of Common Stock to both Messrs. Stone and Fickes, (ii) the acquisition of The Fickes and Stone Knightsbridge Interests, and (iii) the acquisition of The Fickes and Stone Interests in SW Financial, subject to certain contingencies.

     For the years ended December 31, 1997, 1996 and 1995, PennCorp paid or accrued $2,385, $2,548 and $3,900 in transaction fees and expenses to KM related to the Washington National, United Life and SW Financial transactions, respectively. During 1997 and 1996, certain of the Company's affiliates and subsidiaries paid management fees to KM amounting to $5,325 and $3,333, respectively. SW Financial and United Life incurred KM investment advisory fees totaling $4,358, $2,426 and $ -- during 1997, 1996 and 1995, respectively. In addition during 1996, PennCorp received a $1,000 stand-by commitment fee from SW Financial for contingent financing on a real estate transaction. SW Financial did not draw upon the commitment which has expired.

     As required by the joint venture agreement, all bonuses paid to officers of KM who are also officers of PennCorp must be approved by the Compensation Committee of the Board of Directors of PennCorp. During 1995, the Company paid or accrued for KM incentive bonuses to certain individuals who are officers of PennCorp and KM totaling $2,565. Such bonuses were expensed in the accompanying financial statements.

     In August 1995, the Company sold its preferred and common stock position in a company which has historically provided investment management services to the PennCorp insurance subsidiaries and for which a senior executive officer of the investment management firm is a member of the PennCorp Board of Directors. Fees paid for such investment management services amounted to $1,083, $895 and $738 during 1997, 1996 and 1995, respectively.

     During 1997, the Company's insurance subsidiaries paid management and commitment fees aggregating $444 to investment funds managed by a member of the Board of Directors.

     Certain individuals, who are shareholders and directors of PennCorp, and affiliates of these individuals, provide services to the Company. During 1997, 1996 and 1995, payments aggregating $250, $250 and $210, respectively, were made to these individuals and their affiliates for services provided in connection with the Company's acquisition activity.

     At December 31, 1997, an insurance subsidiary entered into a reinsurance agreement with Southwestern Life to coinsure certain annuities which had GAAP policy liabilities of $256,673. Cash of $50,000 and securities were transferred which had fair values equal to statutory policy liabilities of $255,195. No gain or loss was recognized on the transaction.

(16) OTHER COMMITMENTS AND CONTINGENCIES

     On December 31, 1997, PennCorp shareholders approved the acquisition of the Controlling Interest in SW Financial through the assignment by Fickes, Stone and Knightsbridge ("the Controlling Parties") of certain rights, including common stock and common stock equivalents of SW Financial. The controlling Parties will receive aggregate cash consideration ranging from $73,777 to $77,444 (not including expenses) depending upon the outcome of certain contingencies.

     In addition, PennCorp shareholders approved the acquisition of the interests of Messrs. Stone and Fickes in Knightsbridge Management, L.L.C. ("Knightsbridge Management"), Knightsbridge Capital L.L.C. and Knightsbridge Consultants L.L.C. (collectively, "The Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $10,000. Fickes and Stone will each receive consideration in the form of estimated annual payments of $330 due April 15, 1997, each year through 2001 and issuance by PennCorp of 173,160 shares of PennCorp Common Stock to each of Fickes and Stone on April 15, 2001.

     As part of the Knightsbridge restructuring plan as approved, PennCorp must acquire Fickes and Stone's co- investment in Acordia for $5,200, which amount represents Fickes' and Stone's actual cost.

     The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense, net of sublease income, was $5,178, $8,416 and $8,489 in 1997, 1996 and 1995, respectively.

Minimum lease commitments are:

          1998....................................................      $      5,305
          1999....................................................             3,895
          2000....................................................             2,606
          2001....................................................             1,583
          2002 and thereafter.....................................               358
                                                                        ------------
             Total minimum payments required......................      $     13,747
                                                                        ============

     In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al and the PennCorp Financial Group, Inc., C.A. No. 14775 (the "Tozour Case") and Lois Miller v. David J. Stone et al, and the PennCorp Financial Group, Inc., C. A. No. 14795 (the "Miller Complaint") were filed against the Company and each of its directors, individually, in the Delaware Court of Chancery. The complaint in the Miller suit has not yet been served on the Company or the other defendants. Both suits allege that the SW Financial Investment involved the usurpation of a corporate opportunity and a waste of the Company's assets by Messrs. Stone and Fickes, and that the directors of the Company in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to the Company and its stockholders, having favored the interests of Messrs. Stone and Fickes over the Company and its stockholders. These lawsuits seek judgments against each of the defendants for the amount of damages sustained, or to be sustained, by the Company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.

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

     The defendants and the plaintiffs' counsel entered into a stipulation of settlement on March 28, 1997 (the "Original Proposed Settlement"). The Original Proposed Settlement consisted of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling PennCorp to purchase the SW Financial Controlling Interest for $67.5 million, reducing the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $2.0 million, (ii) the PennCorp Board will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the PennCorp Board will proceed with the acquisition of the SW Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the SW Financial Controlling Interest, (iv) the PennCorp Board will submit the purchases of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest to a shareholder vote of a majority of the PennCorp stockholders present at a meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest, and (vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.

     On December 1, 1997, the defendants and the plaintiffs' counsel agreed in principle to amend the Original Proposed Settlement (as so amended, the "Amended Proposed Settlement") following the PennCorp Board's conclusion that it would be appropriate to increase the amount paid to the Knightsbridge Fund for the SW Financial Controlling Interest to compensate the limited partners for, among other things, the unexpected and substantial delay in the consummation of the purchase of the SW Financial Controlling Interest. The terms of the Amended Proposed Settlement are identical to the terms of the Original Proposed
Settlement, except that the Amended Proposed Settlement provides that the Company will acquire the SW Financial Controlling Interest for $73.8 million, and will provide a one-time "price protection" payment associated with a disposition of the SW Financial Controlling Interest by PennCorp during the 12-month period ending November 25, 1998. The Amended Proposed Settlement also requires Messrs. Stone and Fickes to grant PennCorp a price protection right in the event of a sale of their Portsmouth investment.

     The Amended Proposed Settlement is subject to approval by the Chancery Court after notice to PennCorp stockholders. A settlement hearing is scheduled for May 12, 1998 in the Chancery Court. As discussed above, Messrs. Stone and Fickes have agreed that, if the Amended Proposed Settlement is approved by the Chancery Court, they will cancel their SW Financial common stock warrants and they will not participate in the increased consideration (other than the possible price protection right) for the SW Financial Controlling Interest to the extent it relates to their $7,000 personal investment in SW Financial, which together will reduce the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $3,667. Because the Knightsbridge restructuring will have the effect of substantially eliminating potential future conflicts of interest between Messrs. Stone and Fickes and PennCorp, and because the Amended Proposed Settlement will have the effect of reducing the price to be paid for the SW Financial Controlling Interest and will obviate the need to expend considerable management and director time to litigate the actions, the PennCorp Board has determined that the Amended Proposed Settlement is in the best interests of PennCorp and its shareholders and confers a substantial economic benefit on PennCorp. Accordingly, the PennCorp Board has authorized the payment to plaintiffs' counsel of legal fees of $785 and documented expenses not to exceed $50 in connection with the lawsuits and the related settlement negotiations, if the Amended Proposed Settlement is approved by the Delaware Chancery Court after notice to PennCorp stockholders. Such amounts were expensed in the accompanying financial statements.

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

     The Company has a contingent obligation for mortgage loans previously sold aggregating $10,719 as a result of the Company acting as a servicing conduit.

(17) REINSURANCE

     In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $500 on any life. Amounts not retained are ceded to other insurance enterprises or reinsurers on an automatic or facultative basis.

The Company cedes varying amounts of certain accident and sickness policies up to a maximum cession of $800, as well as varying portions of certain disability income policies on a facultative basis.

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

                                                                  1997            1996           1995
                                                              -----------    -----------    -----------
Direct policy revenues and amounts assessed
     against policyholders..................................  $   375,538    $   358,825    $   310,693
Reinsurance assumed.........................................        2,527          1,320          2,307
Reinsurance ceded...........................................       32,499         12,055         11,111
                                                              -----------    -----------    -----------
     Net premiums and amounts earned........................  $   345,566    $   348,090    $   301,889
                                                              ===========    ===========    ===========

     Fees incurred for financial reinsurance were approximately, $145 in 1997, $265 in 1996, and $339 in 1995.

(18) RESTRUCTURING AND OTHER CHARGES

     As a result of the Company's initiative to implement an operating division structure, the Company recorded a cumulative pre-tax restructuring charge of $19,071 during the three month period ended March 31, 1997. The restructuring charge recognizes: (a) severance and related benefits incurred due to staff reductions ($5,355), (b) estimated holding costs of vacated facilities ($6,166),
(c) the write-off of certain fixed assets and other  impaired  assets  ($1,526),
(d) estimated contract termination costs ($24), and (e) the write-off of the Company's investment in certain foreign operations which will be closed
($6,000). As of December 31, 1997 the Company had charged against the accrual $2,411 of severance and related benefits, $1,916 of vacated facilities costs, $332 of fixed asset write-offs and $5,551 associated with the exit of the Company from certain foreign operations. During the three month period ended December 31, 1997, the Company re-evaluated such charge and reduced remaining accruals by $2,300 as a result of final determination of certain obligations.

     The Company incurred $4,652 of pre-tax incremental costs associated with the restructuring during 1997. Such costs are included in the Company results of operations as underwriting and other general and administrative costs.

     In addition during the year ended December 31, 1997, the Company incurred $7,646 of pre-tax transaction costs associated with the terminated Washington National merger agreement. Such costs are included in the Company results of operations.

     During 1995, the Company had a restructuring charge of $3,943.

(19) SUBSEQUENT EVENTS

     The Company initiated a redemption, effective March 31, 1998, of the Series C Preferred Stock into shares of the Company's Common Stock under provision of the Series C Preferred Stock certificate of designation.

     On January 2, 1998, the Company acquired the Controlling Interest in SW Financial for aggregate cash consideration ranging from $73,777 to $77,444 (excluding anticipated acquisition expenses) depending upon the outcome of certain contingencies (see Note 16). As a result of the Company's plans to consolidate certain of its operating locations and corporate functions, the Company expects to incur restructuring and certain other charges during 1998 not to exceed approximately $25.0 million.

     On January 5, 1998, the Company acquired the Fickes and Stone Knightsbridge interests (see Note 16).

     On February 18, 1998, the Company announced that it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division.

     The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of (i) the acquisition of the controlling interest of SW Financial including the financing thereof, (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof ((i) and (ii) collectively the SW Financial pro forma) and
(iii) the impact of the Company's decision to dispose of the Career Sales Division ((i), (ii) and (iii) collectively the Retained Businesses pro forma). The pro forma statement of operations for the year ended December 31, 1997 gives effect to the foregoing as though each had occurred on January 1, 1997. The selected pro forma balance sheet information as of December 31, 1997, gives effect to the foregoing as through each had occurred on December 31, 1997. The selected pro forma financial information is not necessarily indicative of either future results or the results that might have occurred had the transactions occurred on January 1, 1997 or December 31, 1997 as the case might be.

     The acquisitions of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests will be accounted for using the purchase method of accounting. The total purchase price of the acquisitions will be allocated to the tangible and intangible assets and liabilities acquired based upon their respective values as of the respective consummation dates. The allocation of the aggregate purchase price reflected in the selected pro forma financial information is preliminary. The final allocation of the purchase price is upon determination of the fair values of the acquired assets and liabilities; however, that allocation is not expected to differ materially from the preliminary allocation. The Company's decision to dispose of the Career Sales Division in a period of time not likely to exceed one year will result in the assets and liabilities of the Career Sales Division to be considered "assets and liabilities held for sale," and as such will be segregated from those of the retained businesses for purposes of presentation of the Company's financial position. In addition, the Company will be required to provide certain information regarding the impact of the Career Sales Division on the Company's consolidated results. The following unaudited selected pro forma financial information is intended to summarize such transactions. The retained businesses pro forma information reflects the historical results of the retained businesses and does not consider the use of proceeds likely to be derived from the disposition of the businesses held for sale. The significant subsidiaries included in businesses held for sale are PLIC and Union Bankers, a subsidiary of SW Financial.

                                                                                        (Unaudited)
                                                                            ---------------------------------
                                                                                                   Retained
                                                                             SW Financial         Businesses
                                                           As Reported         Pro forma           Proforma
     For the year ended December 31,                          1997               1997                1997
     -------------------------------                      ------------      ------------        -------------

     Total revenues....................................   $    663,794      $    950,939        $     666,625

     Net income........................................         50,140            51,357               46,991

     Net income applicable to common stock.............         30,607            31,824               27,458

     Per share information:

         Net income applicable to common stock-basic...           1.09              1.12                    *
         Net income applicable to common stock-diluted.           1.07              1.10                    *

     As of December 31,
     ------------------
     Investments and cash..............................   $  3,340,114      $  5,326,882        $   4,655,522
     Insurance assets..................................        617,318           840,764              470,050
     Other assets......................................        766,703           799,242              623,300
     Assets of businesses held for sale................            --                --             1,218,016
                                                          ------------      ------------        -------------
       Total assets....................................   $  4,724,135      $  6,966,888        $   6,966,888
                                                          ============      ============        =============

     Insurance liabilities.............................   $  3,289,925      $  5,232,139        $   4,638,392
     Long-term debt....................................        359,755           550,505              395,955
     Other liabilities.................................        194,352           295,641              178,520
     Liabilities of businesses held for sale...........            --                --               865,418
     Redeemable preferred stock........................         19,867            19,867               19,867
     Shareholders' equity..............................        860,236           868,736              868,736
                                                          ------------      ------------        -------------
       Total liabilities and shareholders' equity......   $  4,724,135      $  6,966,888        $   6,966,888
                                                          ============      ============        =============

   * Due to the fact that amounts and use of proceeds information is unavailable regarding the businesses held for sale, per share information is not provided.



                  (Remainder of Page Intentionally Left Blank)

(20) UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

(In thousands, except per share amounts)
1997 Quarter-ended                                         March 31       June 30     September 30   December 31
------------------                                         --------       -------     ------------   -----------
Total revenues........................................    $ 168,116    $   163,608    $   172,968    $   159,102
Net income (loss) applicable to common stock..........    $   7,436    $    13,209    $    26,070    $   (16,108)
Net income (loss) per share of common stock - basic...    $    0.26    $      0.47    $      0.93    $     (0.58)
Net income (loss) per share of common stock - diluted     $    0.25    $      0.45    $      0.80    $     (0.58)

1996 Quarter-ended                                         March 31       June 30     September 30   December 31
------------------                                         --------       -------     ------------   -----------

Total revenues........................................    $ 131,358    $   130,599    $   153,496    $   167,294
Net income applicable to common stock.................    $  15,157    $    18,754    $    18,701    $    21,029
Net income per share of common stock - basic..........    $    0.63    $      0.67    $      0.66    $      0.74
Net income per share of common stock - diluted........    $    0.56    $      0.60    $      0.60    $      0.66

     The Company's fourth quarter 1997 reported loss was primarily a result of reserve strengthening aggregating $12,373 associated with the businesses held for sale and certain non-recurring charges including transaction costs, period restructuring costs and other costs aggregating $5,222, associated with the retained businesses. In addition, the Company unlocked certain actuarial assumptions on interest sensitive blocks of business resulting in additional amortization of deferred policy acquisition costs and present value of insurance in force amounting to $6,944.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Southwestern Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Southwestern Financial Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Financial Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Dallas, Texas
March 19, 1998

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         as of December 31,1997 and 1996
                    (In thousands, except share information)

                                                                                        1997              1996
                                                                                    ------------     -------------
ASSETS
Investments:
   Fixed maturities available for sale at fair value (cost $1,643,769
      and $1,270,507).............................................................  $  1,677,508     $   1,255,270
   Equity securities available for sale at fair value (cost $688 and $959)........         1,079             1,129
   Mortgage loans on real estate, net of allowance of $680 in 1997 and
      $1,000 in 1996..............................................................        51,070            59,993
   Policy loans...................................................................       123,041           128,551
   Short-term investments.........................................................       157,140           135,203
   Collateral loans...............................................................           --             21,308
   Real estate....................................................................         1,893             7,649
   Other investments..............................................................         8,461             5,553
                                                                                    ------------     -------------
     Total investments............................................................     2,020,192         1,614,656
Cash..............................................................................         6,576            26,692
Due from reinsurers...............................................................       109,051           259,288
Accrued investment income.........................................................        25,224            20,802
Accounts and notes receivable, net of allowance of $181 and $561..................         5,507            13,773
Present value of insurance in force...............................................        58,565            71,333
Deferred policy acquisition costs.................................................        30,606            15,095
Deferred income taxes, net........................................................        34,746            47,954
Other assets......................................................................        19,025            18,549
Costs in excess of net assets acquired............................................       115,388           119,760
                                                                                    ------------     -------------
     Total assets.................................................................  $  2,424,880     $   2,207,902
                                                                                    ============     =============
LIABILITIES
Policy liabilities and accruals:
   Future policy benefits on traditional products.................................  $    554,998     $     584,179
   Universal life and investment contract liabilities.............................     1,315,496         1,088,335
   Policy and contract claims ....................................................        57,517            55,011
   Other policyholder funds.......................................................        14,203            17,635
                                                                                    ------------     -------------
     Total policy liabilities and accruals........................................     1,942,214         1,745,160
Federal income taxes payable......................................................         1,298             9,118
Notes payable.....................................................................       154,750           159,750
Accrued expenses and other liabilities............................................        97,211           118,119
                                                                                    ------------     -------------
     Total liabilities............................................................     2,195,473         2,032,147
                                                                                    ------------     -------------
Mandatorily redeemable preferred stock:
   Series  A  10%,  $.01  par  value,  $100  redemption  value;  500,000  shares authorized, 257,070 and 232,890 issued and outstanding at
      December 31, 1997 and 1996, respectively....................................        25,707            23,289
   5.5% preferred stock $.01 par value, $10,000 redemption value; 2,000 shares authorized, 1,118 and 1,059 shares issued and outstanding at
     December 31, 1997 and 1996, respectively.....................................        11,184            10,590

SHAREHOLDERS' EQUITY
Common Stock, Class A, $.01 par value; 18,000,000 shares authorized;
   3,500,000 shares issued and outstanding........................................            35                35
Common Stock, Class B, non-voting $.01 par value; 10,000,000 shares authorized;
   8,400,000 shares issued and outstanding........................................            84                84
Additional paid in capital........................................................       116,992           120,626
Unrealized gains (losses) on securities available for sale,
   net of tax (benefit) of $11,776 and ($4,224)...................................        21,870            (8,081)
Retained earnings.................................................................        53,535            29,212
                                                                                    ------------     -------------
     Total shareholders' equity...................................................       192,516           141,876
                                                                                    ------------     -------------
     Total liabilities and shareholders' equity...................................  $  2,424,880     $   2,207,902
                                                                                    ============     =============

          See accompanying Notes to Consolidated Financial Statements.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 for the Years Ended December 31, 1997 and 1996
                                 (In thousands)

                                                                                        1997              1996
                                                                                    ------------     -------------
Revenues:
   Premiums.......................................................................  $    103,138     $     152,803
   Interest sensitive policy product charges......................................        42,680            44,109
   Net investment income..........................................................       126,427           128,692
   Net gains from sale of investments.............................................         1,841               516
   Other income, including $15,811 in earnings of limited partnership in 1996.....        16,039            27,439
                                                                                    ------------     -------------
     Total revenues...............................................................       290,125           353,559
                                                                                    ------------     -------------

Benefits and expenses:
   Policyholder benefits incurred.................................................       201,385           234,773
   Change in liability for future policy benefits and other policy benefits.......       (35,103)          (36,929)
   Amortization of present value of insurance
     in force and deferred policy acquisition costs...............................        21,589            23,392
   Amortization of costs in excess of net assets acquired.........................         4,130             4,130
   Underwriting and other administrative expenses.................................        40,600            65,110
   Interest and amortization of deferred debt issuance costs......................        13,773            14,052
                                                                                    ------------     -------------
     Total benefits and expenses..................................................       246,374           304,528
                                                                                    ------------     -------------

Income before income taxes........................................................        43,751            49,031
     Income taxes.................................................................        16,416            18,149
                                                                                    ------------     -------------
Net income........................................................................        27,335            30,882
     Preferred stock dividend requirements........................................         3,012             2,754
                                                                                    ------------     -------------
Net income available to common shareholders.......................................  $     24,323     $      28,128
                                                                                    ============     =============

          See accompanying Notes to Consolidated Financial Statements.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 for the Years Ended December 31, 1997 and 1996
                                 (In thousands)

                                                                             Unrealized
                                                                             Gain (Loss)
                                      Common       Common     Additional   on Securities
                                       Stock        Stock       Paid in       Available     Retained
                                      Class A      Class B      Capital     for Sale, Net   Earnings       Total
                                    -----------  -----------  -----------   -----------   -----------   ----------
Balance at December 31, 1995.....   $        35  $        84  $   120,626   $     2,413   $     1,084   $  124,242
Net income.......................           --           --           --            --         30,882       30,882
Preferred dividends..............           --           --           --            --         (2,754)      (2,754)
Unrealized loss on securities
   available for sale, net.......           --           --           --        (10,494)          --       (10,494)
                                    -----------  -----------  -----------   -----------   -----------   ----------
Balance at December 31, 1996.....            35           84      120,626        (8,081)       29,212      141,876
Net income.......................           --           --           --                       27,335       27,335
Preferred dividends..............           --           --           --                       (3,012)      (3,012)
Deemed dividend to eliminate
   effects of reinsurance contract
   with affiliate................           --           --        (3,634)        4,161           --           527
Unrealized gain on securities
   available for sale, net.......           --           --           --         25,790           --        25,790
                                    -----------  -----------  -----------   -----------   -----------   ----------
Balance at December 31, 1997.....   $        35  $        84  $   116,992   $    21,870   $    53,535   $  192,516
                                    ===========  ===========  ===========   ===========   ===========   ==========


          See accompanying Notes to Consolidated Financial Statements.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the Years Ended December 31, 1997 and 1996
                                 (In thousands)

                                                                                          1997           1996
                                                                                      ----------     ----------
Cash flows from operating activities:
   Net income.....................................................................    $   27,335     $   30,882

   Adjustments to reconcile net income to net cash used by operating activities:
     Adjustments relating to universal life and investment products:
       Interest credited to account balances......................................        55,135         56,203
       Charges for mortality and administration...................................       (50,687)       (50,689)
     Capitalization of deferred policy acquisition costs..........................       (24,808)       (16,806)
     Amortization of intangibles, depreciation and accretion, net.................        26,545         29,427
     Decrease in policy liabilities, accruals and other policyholder funds........       (24,319)       (54,427)
     Decrease in accrued expenses and other liabilities...........................       (19,673)        (7,477)
     Decrease (increase) in notes and accounts receivable and
       accrued investment income..................................................         3,844         (3,000)
     (Decrease) increase in taxes payable.........................................        (7,820)         5,218
     Deferred income taxes........................................................          (836)        12,847
     Equity in undistributed earnings of limited partnership......................           --         (15,811)
     Net gains from sales of investments..........................................        (1,841)          (516)
     Other, net...................................................................         5,330          7,916
                                                                                      ----------     ----------
       Net cash used by operating activities......................................       (11,795)        (6,233)
                                                                                      ----------     ----------
Cash flows from investing activities:
   Sales of fixed maturities available for sale...................................       201,402         52,085
   Maturities and other redemptions of fixed maturities available for sale........       129,600        147,114
   Sales of mortgages, real estate and other investments..........................         7,512         57,278
   Principal collected on mortgage loans and collateral loans.....................        28,030          4,687
   Change in short-term investments, net..........................................       (21,929)        19,369
   Distributions from limited partnership.........................................           --          53,520
   Purchases of fixed maturities available for sale...............................      (419,525)      (323,585)
   Purchases of other investments.................................................          (764)          (694)
                                                                                      ----------     ----------
       Net cash (used) provided by investing activities...........................       (75,674)         9,774
                                                                                      ----------     ----------
Cash flows from financing activities:
   Receipts from interest sensitive products credited to
     policyholders' account balances..............................................       103,243         99,409
   Return of policyholders' account balances on interest sensitive products.......      (102,112)      (117,806)
   Cash provided by reinsurance recapture.........................................        21,222            --
   Cash provided by assumed reinsurance with affiliate............................        50,000            --
   Reduction of notes payable.....................................................        (5,000)          (250)
                                                                                      ----------     ----------
       Net cash provided (used) by financing activities...........................        67,353        (18,647)
                                                                                      ----------     ----------
Decrease in cash..................................................................       (20,116)       (15,106)
Cash at beginning of year.........................................................        26,692         41,798
                                                                                      ----------     ----------
Cash at end of year...............................................................    $    6,576     $   26,692
                                                                                      ==========     ==========
Supplemental disclosures:
   Income taxes paid..............................................................    $   25,072     $       84
   Interest paid..................................................................        12,305         12,714
Non-cash financing activities:
   Preferred stock issued as dividends............................................         3,012          2,754

          See accompanying Notes to Consolidated Financial Statements.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                                 (In thousands)

1. Basis of Presentation

     On December 14, 1995 (the acquisition date), Southwestern Financial Corporation (SWF or the Company), a newly organized corporation, was formed by PennCorp Financial Group, Inc. (PennCorp) and Knightsbridge Capital Fund I, L.P. (Knightsbridge). A wholly-owned subsidiary of SWF acquired from I.C.H. Corporation (ICH), Southwestern Life Insurance Company (Southwestern Life) and its wholly-owned subsidiary, Constitution Life Insurance Company (Constitution) and its 83% owned subsidiary, ICH Funding Corp. (ICH Funding), and Union Bankers Insurance Company (Union Bankers) and its wholly-owned subsidiary, Marquette National Life Insurance Company (Marquette). In addition, a wholly-owned subsidiary of SWF acquired from ICH substantially all of the assets and liabilities of Facilities Management Installation, Inc. (FMI), which had provided management services to ICH's insurance companies. The acquisition was accounted for as a purchase in accordance with generally accepted accounting principles (GAAP) and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair value as of the acquisition date, which became the new cost basis. Subsequently, the insurance companies were reorganized such that Constitution became the parent of Southwestern Life and Union Bankers. Effective January 2, 1998, PennCorp
acquired Knightsbridge's interest in SWF and SWF became a wholly-owned subsidiary of PennCorp. (See Note 16).

     In August 1997, the Company acquired from ICH the remaining 17% interest in ICH Funding and certain other assets and released ICH from indemnification obligations relative to certain tax, litigation and other matters. Minority interest in ICH Funding, totaling $1,486 at December 31, 1996 is included in accrued expenses and other liabilities as of December 31, 1996.

     SWF and its subsidiaries market and underwrite a broad range of life insurance, annuities and accident and health products to individuals through a sales force of independent agents. The insurance subsidiaries are licensed to write business in 48 states, the District of Columbia and Guam. Approximately 27.4% of the total direct premium of the Company's insurance subsidiaries was generated from business written in Texas. No other states accounted for more than 10% of the direct premium of the Company in 1997.

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

2. Summary of Significant Accounting Policies

(a) Investments

     Fixed maturity and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income or capital and other economic factors. Changes in unrealized gains and losses related to securities available for sale are recorded as a separate component of shareholders' equity, net of applicable taxes and amount attributable to deferred policy acquisition costs and present value of insurance in force related to universal life and investment-type products. Mortgage-backed securities are amortized using the interest method including

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. Summary of Significant Accounting Policies (Continued)

     anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are recorded at cost, adjusted for the provision for loan losses, if necessary. Policy loans are recorded at cost. Short-term investments purchased with maturities generally less than three months are recorded at cost, which approximates market. All short-term investments are considered to be cash equivalents.

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

     The Company regularly evaluates the carrying value of their investments based on current economic conditions, past credit loss experience and other circumstances. A decline in net realizable value that is other than temporary is recognized as a realized investment loss and a reduction in the cost basis of the investment. The Company discounts expected cash flows in the computation of net realizable value of its investments, other than certain mortgage-backed securities. In those circumstances where the expected cash flows of residual interest and interest-only mortgage-backed securities, discounted at a risk-free rate of return, result in an amount less than the carrying value, a realized loss is reflected in an amount sufficient to adjust the carrying value of a given security to its fair value.

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

(c) Policy Liabilities and Accruals

     Liabilities for future policy benefits for traditional life products generally have been computed on the net level premium method, based on estimated future investment yield, mortality, and withdrawals. For accident and health products, liabilities for future policy benefits are established equal to the excess of the present value of future benefits to or on behalf of policyholders over discounted net future premiums. Estimates used are based on the Company's experience adjusted to provide for possible adverse deviation. These estimates are periodically

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. Summary of Significant Accounting Policies (Continued)

     reviewed and compared with actual experience. Liabilities for future policy benefits for interest sensitive products include the balance that accrues to the benefit of the policyholders and amounts that have been assessed to compensate the life insurance subsidiaries for services to be provided in the future.

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

(f) Present Value of Insurance In Force

     The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest, based on credited rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $35,386 and $22,889 as of December 31, 1997 and 1996, respectively.

(g) Deferred Debt Issuance Costs

     Deferred debt issuance costs, which are included in other assets, represent costs incurred in connection with obtaining long-term debt financing which have been capitalized and are being amortized on an interest yield method over the terms of the respective debt. Deferred costs totaled $2,530 and $3,309 which are net of accumulated amortization of $1,580 and $801 at December 31, 1997 and 1996, respectively.

(h) Costs in Excess of Net Assets Acquired

     Costs in excess of the fair value of net assets acquired are amortized on a straight-line basis over 30 years. Accumulated amortization totaled $8,260 and $4,130 at December 31, 1997 and 1996, respectively.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. Summary of Significant Accounting Policies (Continued)

(i) Recoverability of Long-lived Assets

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

(j) Income Taxes

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

(k) Reinsurance

     Financial reinsurance that does not transfer significant insurance risk is accounted for as a deposit and is reflected as a component of due from reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsurance policies. Balances due to, or from, reinsurers have been reflected as assets and liabilities rather than reducing the related account balances.

3. Investments

     Investments in a single entity, other than obligations of the U.S. Government or agencies thereof, totaling in excess of 10% of total shareholders equity at December 31, 1997 and 1996 are listed below:

                                                                  1997                       1996
                                                        -------------------------- --------------------------
                                                                      Percent of                 Percent of
                                                         Carrying    Shareholders'   Carrying   Shareholders'
                                                           Value        Equity         Value       Equity
                                                           -----        ------         -----       ------
Fund America Investors Corp., Ser. 93-C,
  Class B Certificates................................  $  19,271       10.0%      $  16,250       11.2%
James M. Fail and Stone Capital, Inc.
  Collateral loans....................................        --          --          21,308       14.7

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

     The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1997 and 1996 by categories of securities are as follows:

                                                                              Gross        Gross
                                                             Amortized     Unrealized   Unrealized       Fair
                                                               Cost           Gains       Losses         Value
                                                          ------------  ------------  ------------  -------------
December 31, 1997:
     Mortgage-backed securities........................   $    820,837  $     22,791  $     (1,434) $     842,194
     U.S. Treasury securities and obligations of
       U.S. Government corporations and agencies.......         27,492            91           (12)        27,571
     Debt securities issued by states of the United States
        and political subdivisions of the states.......         22,469           365          (130)        22,704
     Debt securities issued by foreign governments.....         20,525           821           --          21,346
     Corporate debt securities.........................        752,446        14,664        (3,417)       763,693
                                                          ------------  ------------  ------------  -------------
       Total fixed maturities available for sale.......   $  1,643,769  $     38,732  $     (4,993) $   1,677,508
                                                          ============  ============  ============  =============

                                                                              Gross        Gross
                                                             Amortized     Unrealized   Unrealized       Fair
                                                               Cost           Gains       Losses         Value
                                                          ------------  ------------  ------------  -------------
December 31, 1996:
     Mortgage-backed securities........................   $    609,593  $      8,153  $     (7,304) $     610,442
     U.S. Treasury securities and obligations of
       U.S. Government corporations and agencies.......         49,598           224          (343)        49,479
     Debt securities issued by states of the United States
        and political subdivisions of the states.......         15,226            --          (388)        14,838
     Debt securities issued by foreign governments.....         22,698           176          (870)        22,004
     Corporate debt securities.........................        573,392         1,429       (16,314)       558,507
                                                          ------------  ------------  ------------  -------------
       Total fixed maturities available for sale.......   $  1,270,507  $      9,982  $    (25,219) $   1,255,270
                                                          ============  ============  ============  =============

     The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below:

                                                                             Amortized       Fair
                                                                                Cost         Value
                                                                           ------------  ------------
Available for sale:
  Due in one year or less................................................  $     28,929  $     28,921
  Due after one year through five years..................................       234,776       236,677
  Due after five years through ten years.................................       272,127       275,248
  Due after ten years....................................................       287,100       294,468
                                                                           ------------  ------------
                                                                                822,932       835,314
  Mortgage-backed securities.............................................       820,837       842,194
                                                                           ------------  ------------
                                                                           $  1,643,769  $  1,677,508
                                                                           ============  ============

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers may have the right to call or prepay obligations with or without prepayment penalties.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

     Investments with a fair value of $119,695 and $121,617 were on deposit with certain regulatory authorities at December 31, 1997 and 1996, respectively.

     Included in fixed maturities available for sale at December 31, 1997 and 1996, are below investment-grade securities with amortized costs of $71,467 and $40,177, respectively, and fair values of $74,227 and $39,955, respectively. Included in fixed maturities available for sale as of December 31, 1997, are unrated securities with an amortized cost and fair value of $11,811.

     During 1997, the Company purchased $7,650 of subordinated indebtedness of ACO Acquisition Corp., which was subsequently re-named Acordia, Inc. (Acordia). The Acordia subordinated notes pay interest on a current basis at 12.5% per annum, payable in semi-annual installment. Acordia is an insurance broker specializing in the marketing of commercial property and casualty programs. Acordia is 28.6% owned by Knightsbridge.

     In addition, during 1997, the Company acquired 41,605 shares of redeemable preferred stock of Portsmouth Financial Group, Inc. (Portsmouth) for $4,161. The preferred stock pays dividends of 18.0% of which 12.5% is in cash with the remainder in the form of additional preferred stock. The shares are mandatorily redeemable on June 30, 2002. Portsmouth underwrites, acquires, and holds to receipt of benefits, life insurance contracts covering individuals facing terminal illnesses. Portsmouth is owned by Knightsbridge and its affiliates. The Company has agreed, subject to required regulatory approvals to make up to a $10,000 preferred equity investment in Portsmouth.

     The Company had non-income producing investments at December 31, 1997 with an amortized cost and fair value as follows:

                                    Amortized
                                                        Cost         Fair Value
                                                    -------------  -------------
 Fixed maturities................................   $         487  $          66
 Equity securities...............................             688          1,079
 Other investments...............................           5,778          5,791
                                                    -------------  -------------
                                                    $       6,953  $       6,936
                                                    =============  =============

     At December 31, 1997 net unrealized appreciation of equity securities of $391 consisted of gross unrealized gains of $415, less unrealized losses of $24. At December 31, 1996 net unrealized appreciation of $170 consisted of gross unrealized gains of $207, less unrealized losses of $37.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

     Following is an analysis of net gains (losses) from sale of investments for the years ended December 31, 1997 and 1996:

                                                             1997           1996
                                                        -------------  -------------
 Fixed maturities................................       $         553  $       1,385
 Equity securities...............................                 --             (43)
 Other investments...............................               1,146          1,736
 Real estate.....................................                 134           (125)
 Mortgage loans..................................                 --          (2,437)
 Short-term investments..........................                   8            --
                                                        -------------  -------------
                                                        $       1,841  $         516
                                                        =============  =============

     For the year ended December 31, 1997, net realized gains on sale of fixed maturities consisted of gross gains of $2,779 and gross losses of $2,226. For the year ended December 31, 1996, net realized gains on sale of fixed maturities consisted of gross gains of $2,923 and gross losses of $1,538.

     Following  are  changes  in  unrealized   appreciation   (depreciation)  on
investments for the years ended December 31, 1997 and 1996:

                                                                           1997              1996
                                                                       ------------     -------------
Investments carried at fair value:
   Fixed maturities..................................................  $     48,976     $     (18,991)
   Equity securities.................................................           221               194
   Other investments.................................................          (713)            1,652
                                                                       ------------     -------------
                                                                             48,484           (17,145)

Eliminate effects from reinsurance contract with affiliate...........        (4,161)              --
Less effect on other balance sheet accounts:
   Value of business acquired and deferred acquisition costs.........        (2,768)            1,362
   Deferred income taxes.............................................       (16,000)            5,524
   Minority interest in unrealized losses............................           235              (235)
                                                                       ------------     -------------
Change in unrealized investment gains and losses.....................  $     25,790     $     (10,494)
                                                                       ============     =============

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

     Major categories of net investment income for the years ended December 31, 1997 and 1996 consist of the following:

                                                                 1997              1996
                                                             ------------     -------------
   Fixed maturities........................................  $     98,906     $      87,348
   Equity securities.......................................           --                 58
   Mortgage loans..........................................         5,490            11,156
   Policy loans............................................         7,621             8,011
   Short-term investments..................................         4,442             7,738
   Collateral loans........................................         2,218             2,947
   Real estate.............................................           441             3,956
   Investments held in trust under reinsurance treaty(a)...         9,617            12,130
   Other investments.......................................         1,250             1,503
   Investment expenses.....................................        (3,558)           (6,155)
                                                             ------------     -------------
                                                             $    126,427     $     128,692
                                                             ============     =============
-------------------
(a)  Investments  held in trust by a reinsurer with carrying  values of $121,016 as of December 31, 1996, are included in amounts due from reinsurers.  This contract was recaptured during 1997 (see Note 10).


     At December 31, 1997 and 1996 the Company held mortgage loans principally involving commercial real estate with carrying values of $51,070 and $59,993, respectively, net of an allowance for losses of $680 and $1,000 at December 31, 1997 and 1996, respectively. Estimated fair values of mortgage loans totaled $51,816 and $59,993 at December 31, 1997 and 1996, respectively. The average outstanding loan balances were approximately $1,027 and $955 at December 31, 1997 and 1996, respectively. At December 31, 1997 mortgage loan investments were concentrated in the following states:

                                                                                   Percent of Total
                                                                  Carrying Value    Carrying Total
                                                                  --------------    --------------
 Texas...........................................................  $   23,832            46.7%
 Illinois........................................................       7,029            13.7
 Oklahoma........................................................       4,915             9.6
 Florida.........................................................       3,180             6.3
 Kansas..........................................................       2,527             4.9
 All other.......................................................       9,587            18.8
                                                                   ----------           -----
 Balance, end of period..........................................  $   51,070           100.0%
                                                                   ==========           =====


     During 1996, the Company had a limited partnership investment representing a 50% interest in a partnership, GSSW, L.P. (GSSW) formed to acquire through auction certain mortgage loans and real estate formerly held by failed savings and loan associations. Effective December 31, 1996, GSSW liquidated the general partner interests through distribution of certain assets at fair value, sold substantially all remaining investments and utilized the proceeds to buy the limited partnership interest not owned by the Company. As a result of these transactions, the Company became the parent of GSSW, realized earnings on GSSW of $13,171, received net cash distributions of $47,520 and paid PennCorp, a shareholder, a fee of $1,000 as guarantor in GSSW's sale of assets.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

     Following is an analysis of the investment in the GSSW limited partnership for the year ended December 31, 1996:

Balance, beginning of period..................................   $    39,600
Equity in operating earnings during year......................         3,640
Equity in earnings on transactions at December 31, 1996.......        13,171
Distributions during year.....................................        (6,000)
Net distributions at December 31, 1996........................       (47,520)
                                                                 -----------
Balance, December 31, 1996....................................   $     2,891
                                                                 ===========

     At December 31, 1997 and 1996, the accounts of GSSW are consolidated into the accompanying consolidated balance sheet.

4. Policy Liabilities and Accruals

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

     The Company has carefully monitored a block of interest sensitive life policies where overall financial performance was not satisfactory. During the third quarter of 1997, management implemented certain corrective actions. These actions included reduction in credited interest rates, increased monthly expense charges and cost of insurance increases on selected policy forms. As a result, reserves on this block were reduced approximately $17,000.

     Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based on the Company's prior experience.

     While management believes the estimated amounts included in financial statements for policy liabilities and accruals are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. In addition, the Company is involved in certain litigation regarding policyholder benefits. The Company intends to vigorously defend its position relative to these claims; however, if unsuccessful, the level of reserves currently provided could be adversely effected.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4. Policy Liabilities and Accruals (Continued)

     Total policy liabilities and accruals consist of the following as of December 31, 1997 and 1996:

                                                                        1997             1996
                                                                   -------------     -------------
 Future policy benefits on traditional products:
   Traditional life insurance contracts..........................  $     335,283     $     344,520
   Traditional annuity products..................................        105,663           105,246
   Individual accident and health................................         87,152           104,071
   Unearned premiums.............................................         26,900            30,342
                                                                   -------------     -------------
      Total future policy benefits                                       554,998           584,179
                                                                   -------------     -------------
 Universal life and investment contract liabilities:
   Universal life and annuities..................................      1,315,333         1,086,632
   Guaranteed investment contracts...............................            163             1,703
                                                                   -------------     -------------
      Total universal and investment contract liabilities........      1,315,496         1,088,335
                                                                   -------------     -------------
 Policy and contract claims......................................         57,517            55,011
 Other policyholder funds........................................         14,203            17,635
                                                                   -------------     -------------
      Total policy liabilities and accruals......................  $   1,942,214     $   1,745,160
                                                                   =============     =============

     The following table presents information on changes in the liability for policy and contract claims for the years ended December 31, 1997 and 1996:

                                                                                1997             1996
                                                                           -------------     -------------
         Policy and contract claims at January 1.........................  $      55,011     $      62,140
         Less reinsurance recoverables...................................            153               118
                                                                           -------------     -------------
           Net balance at January 1......................................         54,858            62,022
                                                                           -------------     -------------
         Add claims incurred, net of reinsurance related to:
           Current year..................................................         81,168            91,496
           Prior years...................................................         (6,012)           (2,646)
                                                                           -------------     -------------
                                                                                  75,156            88,850
                                                                           -------------     -------------
         Deduct claims paid, net of reinsurance related to:
           Current year..................................................         58,658            52,240
           Prior years...................................................         13,839            43,774
                                                                           -------------     -------------
                                                                                  72,497            96,014
                                                                           -------------     -------------
         Policy and contract claims, net of related reinsurance
            recoverables at December 31..................................         57,517            54,858
         Plus reinsurance recoverables...................................            --                153
                                                                           -------------     -------------
         Policy and contract claims at December 31.......................  $      57,517     $      55,011
                                                                           =============     =============

     As a result of changes in estimates of insured events in prior years, the liability for policy and contract claims decreased, net of reinsurance, by $6,012 in 1997 and $2,646 in 1996.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. Notes Payable

     The outstanding principal amounts of notes payable at December 31, 1997 and 1996 consist of the following:

                                                                        1997             1996
                                                                   -------------     -------------
 Revolving bank debt.............................................  $      90,250     $      95,000
 Bank debt with quarterly principal requirements.................         24,500            24,750
 7.0% convertible subordinated note..............................         40,000            40,000
                                                                   -------------     -------------
                                                                   $     154,750     $     159,750
                                                                   =============     =============

     Interest costs under the revolving bank debt totaled $7,860 and $8,128 for the years ended December 31, 1997 and 1996, respectively. The interest rate of the debt is based on, at the Company's option, either a floating rate (based on the base rate of the First National Bank of Chicago) plus a margin of 1.75% or a Eurodollar rate (based on the London Interbank Offered Rate or LIBOR) plus a margin of 2.75%. At December 31, 1997, the effective rate of the revolving loan was approximately 9.13%. The revolving bank debt was repaid on January 2, 1998.

     Interest costs under the bank term debt totaled $2,229 and $2,250 for the years ended December 31, 1997 and 1996, respectively. The interest rate of the term debt is based on, at the Company's option, either a floating rate (based on the base rate of the First National Bank of Chicago) plus a margin of 2.25% or a Eurodollar rate (based on LIBOR) plus a margin of 3.25%. At December 31, 1997, the effective rate of the term loans was approximately 9.63%. The bank term debt was repaid on January 2, 1998.

     As part of the consideration for the acquisition of Southwestern Life, Union Bankers, Constitution and Marquette from ICH, the Company issued to ICH a $40,000 aggregate principal amount of SWF's 7.0% Convertible Subordinated Notes due 2005. The notes are convertible into an aggregate 3,200,000 shares of common stock of SWF, of which 800,000 will be Class B non-voting common stock. In the aggregate the shares upon conversion represent approximately 21.2% of SWF's fully diluted shares at closing before giving effect to certain warrants outstanding. During 1997, PennCorp acquired the notes from the liquidating trust for the creditors of ICH for $40,000 plus accrued interest. The Convertible Notes are unsecured obligations and are subordinate in right of payment to SWF's bank debt and all of the indebtedness of SWF. Interest costs under the Convertible Notes totaled $2,800 for the years ended December 31, 1997 and 1996. The Company agreed to maintain sufficient cash and cash equivalents to fund the interest payments on the Convertible Notes for the first three years. At
December 31, 1997 and December 31, 1996, restricted cash and short-term investments totaled $3,339 and $5,959, respectively.

     In conjunction with the bank debt, the Company entered into interest rate protection agreements in the form of a series of interest rate caps in the notional amount of $62,500 which expire May 1998. These entitle the Company to revenue should three-month LIBOR exceed the cap rate of 7.5%. At December 31, 1997, three-month LIBOR was 5.81%.

6. Preferred and Common Stock

     On December 14, 1995, the Company issued 210,000 shares of Series A preferred stock with a liquidation value of $21,000 to PennCorp and one of its subsidiaries. The Series A preferred stock accrues dividends at a rate of 10.0% per annum, compounded quarterly and is mandatorily redeemable at December 31, 2005. Dividends on the Series A preferred stock are payable in cash, or at SWF's option, are payable in kind. The Series A preferred stock is not redeemable at the option of the Company but at maturity will be required to be redeemed for approximately $56 million in cash assuming no cash dividend distributions. If the Company fails to satisfy its mandatory redemption obligation, the holders of the Series A preferred stock

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6. Preferred and Common Stock (Continued)

will be entitled to elect 49.0% of the members of the Board of SWF and, upon receipt of regulatory approval, a majority of the directors of SWF. The Series A preferred stock is senior preferred stock. The holders of the Series A preferred stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SWF or a sale of all or substantially all its assets or the authorization or issuance of senior or pari passu preferred stock, and as otherwise provided by law. For the years ended December 31, 1997 and 1996, 24,180 and 21,900 additional shares were issued with a redemption value of $2,418 and $2,190, respectively in lieu of cash to satisfy dividend requirements.

     In addition, certain of PennCorp's insurance subsidiaries purchased $10,000 liquidation value of 5.5% Mandatorily Redeemable Preferred Stock, par value $0.01 per share (the 5.5% Preferred Stock) of Southwestern Life Acquisition Corporation, a wholly-owned subsidiary of SWF. During 1996 SLAC was dissolved and the 5.5% Preferred Stock was exchanged for 5.5% Preferred Stock of Southwestern Life Companies, Inc. (SLC), also a wholly-owned subsidiary of SWF. The 5.5% Preferred Stock accrues dividends payable in cash or, subject to certain conditions, through the issuance of additional shares of 5.5% Preferred Stock. The 5.5% Preferred Stock is not subject to optional redemption and matures on December 31, 2005. If SLC fails to satisfy its mandatory redemption obligation or if dividends payable on the 5.5% Preferred Stock are in arrears for four or more quarterly dividend periods, the holders of the 5.5% Preferred Stock will be entitled to elect 49.0% of the members of the Board of Directors of SLC and, upon receipt of regulatory approval, a majority of the Board of Directors of SLC. The 5.5% Preferred Stock is the only preferred stock of SLC authorized for issuance. The holders of the 5.5% Preferred Stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SLC or a sale of all or substantially all its assets or the authorization or issuance of senior pari passu preferred stock, and as otherwise provided by law. For the years ended December 31, 1997 and 1996, 59 and 59 additional shares were issued with a redemption value of $594 and $590, respectively in lieu of cash to satisfy dividend requirements.

7. Income Taxes

     The Company and its non-insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries also file a consolidated federal income tax return.

     Total income taxes for the years ended December 31, 1997 and 1996 are as follows:

                                                                      1997             1996
                                                                 -------------     -------------
Current........................................................  $      17,252     $       5,302
Deferred.......................................................           (836)           12,847
                                                                 -------------     -------------
                                                                 $      16,416     $      18,149
                                                                 =============     =============

     Income taxes computed using the prevailing corporate tax rate of 35% are reconciled to the Company's actual income tax expense attributable to income for the years ended December 31, 1997 and 1996, as follows:

                                                                      1997             1996
                                                                 -------------     -------------
Tax expense computed at statutory rate..........................  $      15,313     $      17,161
Amortization of costs in excess of net assets acquired..........          1,445             1,445
Change in deferred tax asset valuation allowance................            364              (183)
Other...........................................................           (706)             (274)
                                                                  -------------     -------------
                                                                  $      16,416     $      18,149
                                                                  =============     =============

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7. Income Taxes (Continued)

     Temporary differences, including $1,956 in 1997 of deferred tax assets transferred in association with a reinsurance contract with an affiliate, between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets (liabilities) at December 31, 1997 and 1996 relate to the following:

                                                                         1997             1996
                                                                    -------------     -------------
  Deferred tax assets:
    Deferred policy acquisition costs.............................  $       9,548     $      10,407
    Future policy benefits........................................         73,660           112,408
    Invested assets, subject to capital gains treatment...........         24,907            16,770
    Net unrealized loss...........................................            --              4,224
                                                                    -------------     -------------
                                                                          108,115           143,809
                                                                    -------------     -------------
  Deferred tax liabilities:
    Present value of insurance in force...........................        (20,498)          (24,967)
    Other assets and liabilities..................................        (20,123)          (50,280)
    Net unrealized gain...........................................        (11,776)              --
                                                                    -------------     -------------
                                                                          (52,397)          (75,247)
                                                                    -------------     -------------
    Net deferred tax asset........................................         55,718            68,562
    Valuation allowance...........................................        (20,972)          (20,608)
                                                                    -------------     -------------
                                                                    $      34,746     $      47,954
                                                                    =============     =============

     The valuation allowances at December 31, 1997 and 1996, are attributable to deferred tax assets principally arising from differences in the book and tax bases of invested assets subject to capital gains treatment that existed as of the date of acquisition of the company's insurance subsidiaries. To the extent that income tax benefits relative to such tax assets are ultimately realized, the reduction in the related valuation allowance would be allocated to reduce costs in excess of net assets acquired.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon those considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. Deferred Policy Acquisition Costs and Present Value of Insurance in Force

     Deferred policy acquisition costs represent commissions and certain costs of policy issuance and underwriting. Information relating to these costs for the years ended December 31, 1997 and 1996, is as follows:

                                                                         1997             1996
                                                                   -------------     -------------
 Balance at beginning of period..................................  $      15,095     $         --
 Policy acquisition costs deferred:
   Commissions...................................................         17,443            11,810
   Underwriting and issue costs..................................          7,366             4,996
 Released by 80% coinsurance of Medicare business (see Note 10)              --             (1,243)
 Policy acquisition costs amortized..............................         (9,092)             (503)
 Unrealized investment (gain) loss adjustment....................           (206)               35
                                                                   -------------     -------------
 Unamortized deferred policy acquisition costs at period end.....  $      30,606     $      15,095
                                                                   =============     =============

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

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. Deferred Policy Acquisition Costs and Present Value of Insurance in Force (Continued)

     Information related to the present value of insurance in force for the years ended December 31, 1997 and 1996 is as follows:

                                                                         1997             1996
                                                                   -------------     -------------
 Balance at beginning of year....................................  $      71,333     $     115,831
 Released by 80% coinsurance of Medicare business (see Note 10)              --            (22,936)
 Accretion of interest...........................................          3,806             4,415
 Amortization....................................................        (16,303)          (27,304)
 Transferred on assumed reinsurance contract with affiliate......          2,291               --
 Unrealized investment (gain) loss adjustment....................         (2,562)            1,327
                                                                   -------------     -------------
   Balance at end of year........................................  $      58,565     $      71,333
                                                                   =============     =============

     Expected amortization, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 5.5% to 6.6% for the next five years of the present value of insurance in force is as follows:

                                            Beginning           Gross          Accretion            Net
                                             Balance        Amortization      of Interest      Amortization
                                             -------        ------------      -----------      ------------

1998...................................   $      58,565    $      12,805     $       3,226    $       9,579
1999...................................          48,986            7,806             2,719            5,087
2000...................................          43,899            8,374             2,315            6,059
2001...................................          37,840            6,957             1,989            4,968
2002...................................          32,872            5,673             1,724            3,949

9. Statutory Accounting and Dividend Restrictions

     Pursuant to the terms of the surplus debenture issued by Constitution to the benefit of SLC, a non-insurance subsidiary of SWF, Constitution may make principal and interest payments to the extent that Constitution's surplus, excluding the statutory carrying value of Southwestern Life and Union Bankers, exceeds $1,200. Constitution's surplus at December 31, 1997 was $174,715, of which $161,098 was attributable to its ownership of Southwestern Life and Union Bankers.

     The Company's cash flow is derived principally from dividends and principal and interest payments owed on the surplus debenture by Constitution. The principal source of repayment of the surplus debenture is dividends from Constitution's subsidiaries, Southwestern Life and Union Bankers. Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon Constitution's earned surplus at December 31, 1997, no dividends can be paid to its parent without prior regulatory approval.

     The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are approved by insurance regulatory authorities; such practices differ from state to state, and may differ from company to company within

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. Statutory Accounting and Dividend Restrictions (Continued)

a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, will likely change to some extent prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

     Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1997 and 1996 totaled approximately $174,715 and $177,510, respectively. Statutory net income (loss) of the Company's life insurance subsidiaries as reported to regulatory authorities totaled ($2,521) and $24,919 for the years ended December 31, 1997 and 1996.

10. Reinsurance

     In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $500 on any life. Amounts not retained are ceded to other insurance enterprises or reinsurers on an automatic or facultative basis.

     Reinsurance contracts do not relieve the Company from its obligations to policyholders. Therefore, the Company is contingently liable for recoverable unpaid claims and policyholder liabilities ceded to reinsurers in the unlikely event that assuming reinsurers are unable to meet their obligations. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance on policy revenues earned and the related benefits incurred by such reinsurers for the years ended December 31, 1997 and 1996 is as follows:

                                                                           1997             1996
                                                                      -------------     -------------
Direct policy revenues and amounts assessed against policyholders...  $     252,656     $     255,352
Reinsurance assumed.................................................          1,182             3,483
Reinsurance ceded...................................................       (108,020)          (61,923)
                                                                      -------------     -------------
Net premiums and amounts earned.....................................  $     145,818     $     196,912
                                                                      =============     =============
Policyholder benefits ceded.........................................  $      78,767     $      25,513
                                                                      =============     =============

     Effective July 1, 1996, Union Bankers entered into reinsurance agreements with Cologne Life Reinsurance Company ("Cologne") to coinsure 80% of its Medicare supplement business in force on July 1, 1996 and to coinsure 80% of its Medicare policies issued on or after July 1, 1996. The Company recorded a deferred gain on the transaction of $53,893 as of July 1, 1996, which is being amortized into income over the life of the business. For the year ended December 31, 1997 and for the period from July 1, 1996 to December 31, 1996 $14,222 and $6,445, respectively of the deferred gain has been recognized and is included in other income. The Company is not subject to any negative experience adjustments if the ceded business is unprofitable; however, the Company may participate in a portion of future earnings from the ceded business after Cologne recovers its initial ceding commission plus interest at a specified rate. Union Bankers retained administration for the ceded block of business and is reimbursed by Cologne for administrative costs at the rate of 8.5% of ceded renewal premiums and 11.5% of ceded first year premiums.

     Southwestern Life previously ceded a block of annuities under a reinsurance agreement with Employees Reassurance Corporation (ERC). Such reinsurance, accounted for as a financing arrangement, is not reflected in the accompanying financial statements except for the risk fees paid to ERC. The reinsurance agreement was terminated as of November 30,

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10. Reinsurance (Continued)

1997.Statutory surplus provided by this treaty totaled $8,714 at December 31, 1996. Risk fees paid to the reinsurer were 2% of the net amount of surplus provided, but not less than a minimum fee of $40 per quarter, and totaled $110 and $222 for the years ended December 31, 1997 and 1996, respectively. Amounts due from reinsurers included amounts due from ERC of $121,016 at December 31, 1996. The underlying assets held by ERC had carrying values of $121,016 and fair values of $122,639 at December 31, 1996.

     At December 31, 1997, Southwestern Life entered into a reinsurance agreement with Integon Life Insurance Corporation (Integon), an indirect wholly-owned subsidiary of PennCorp, to coinsure certain annuities which had GAAP policy liabilities of $256,673. Cash of $50,000 and securities were transferred at a cost basis of $198,793 which had fair values equal to statutory policy liabilities of $255,195. The present value of insurance in force which Integon had recorded on these policies was estimated to be $2,291. Because Southwestern Life and Integon are affiliates, the historical GAAP book value of the securities and the present value of insurance in force at Integon was retained by Southwestern Life. Rather than record a loss of $3,634, which is net of taxes of $1,956, on a GAAP basis, Southwestern Life recorded a "deemed dividend" of this amount as a direct charge to its paid in capital. In addition, the change in unrealized investment gain (loss) associated with the transferred securities is recorded as an adjustment to prior unrealized gains.

11. Retirement and Profit Sharing Plans

     The Company has a defined contribution retirement plan (Defined Contribution Plan) for all employees who have attained age 21 and completed a year of service. Contributions to the Plan are made pursuant to salary deferral elections by participants in an amount equal to 1% to 15% of their annual compensation. In addition, the Company makes matching contributions in an amount equal to 50% of each participant's salary deferral to a maximum of 3% of annual compensation. The Defined Contribution Plan also provides for a discretionary employer profit sharing contribution, which is determined annually by the Board of Directors for the succeeding plan year. Profit sharing contributions are credited to participant's accounts on the basis of their respective compensation. Salary deferral contribution accounts are at all times fully vested, while matching contribution and profit sharing contribution accounts vest ratably from one to five years of service. All participant accounts are fully vested at death, disability or attainment of age 65. Payment of vested benefits under the Defined Contribution Plan may be elected by a participant in a variety of forms of payment. Expenses related to this plan for the years ended December 31, 1997 and 1996 amounted to $936 and $696, respectively.

     In addition, the Company has a bonus plan for certain key officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to approval of the Board of Directors of the Company. Awards are based on the performance of the Company and the performance of eligible participants. The Company accrued or paid $1,350 and $1,700 under this plan during the years ended December 31, 1997 and 1996, respectively.

     The Company provides certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The Company's obligation for accrued postretirement

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



11. Retirement and Profit Sharing Plans (Continued)

health and welfare benefits is unfunded. Following is an analysis of the change in the liability for accrued postretirement benefits for the years ended December 31, 1997 and 1996:

                                                                            1997             1996
                                                                       -------------     -------------
 Accrued postretirement benefits, beginning of year .................  $      12,686     $      12,821
                                                                       -------------     -------------
 Recognition of components of net periodic postretirement benefit cost:
   Service cost .....................................................            269               244
   Interest cost.....................................................            930               834
                                                                       -------------     -------------
   Net periodic postretirement benefit cost..........................          1,199             1,078
 Benefit payments....................................................         (1,290)           (1,213)
                                                                       -------------     -------------
 Net change..........................................................            (91)             (135)
                                                                       -------------     -------------
 Accrued postretirement benefits, end of year........................  $      12,595     $      12,686
                                                                       =============     =============

     The liability for accrued postretirement benefits includes the following at December 31, 1997 and 1996:

 Accumulated postretirement benefit obligation:
   Retirees..........................................................  $      11,167     $      10,884
   Active eligible...................................................          1,076             1,194
   Active ineligible.................................................            944               831
                                                                       -------------     -------------
                                                                              13,187            12,909
 Unrecognized actuarial loss.........................................           (592)             (223)
                                                                       -------------     -------------
 Accrued postretirement benefits.....................................  $      12,595     $      12,686
                                                                       =============     =============

     For measurement purposes, an 5.5% annual rate increase in the health care cost trend rate was assumed for 1998; the rate was assumed to decrease gradually to 4.0% by the year 2015 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement health care benefit obligation as of December 31, 1997 by $767 and the aggregate of the service and interest components of net periodic postretirement health care benefit cost for 1997 by $127. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%.

12. Related Party Transactions

     Related party transactions described herein include those transactions not included elsewhere in the Notes to Consolidated Financial Statements.

     The Company and its subsidiaries have management and services agreements with entities affiliated with Knightsbridge, a shareholder. In connection with an Advisory and Management Services Agreement with Knightsbridge Management, L.L.C., the Company pays an annual fee of $1,500 plus expenses. Each insurance subsidiary has an Investment Management Agreement with Knightsbridge Consultants, L.L.C. For the years ended December 31, 1997 and 1996, fees incurred totaled $1,871 and $1,658, respectively.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. Related Party Transactions (Continued)

     The Company agreed to pay PennCorp, a shareholder, $1,000 in conjunction with the GSSW transaction in 1996 (see Note 3). The Company paid interest of $1,400 in 1997 in conjunction with PennCorp's acquisition of the Company's 7.0% convertible subordinated note.

     The Company provides services for a wholly-owned subsidiary of PennCorp. The Company charges the subsidiary for its direct costs and a share of overhead costs based upon time and utilization studies. These costs totaled approximately $5,178 during 1997.

13. Other Commitments and Contingencies

     The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense was $2,169 in 1997 and $2,058 in 1996. There was no significant sublease income in 1997 or 1996.

Minimum lease commitments are:
    1998..........................................................  $     2,381
    1999..........................................................        2,685
    2000..........................................................        2,666
    2001..........................................................        2,652
    2002..........................................................        2,497
    2003 and thereafter...........................................       10,704
                                                                    -----------
      Total minimum payments required.............................  $    23,585
                                                                    ===========

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

     The life insurance companies are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The insurance subsidiaries paid assessments of $980 in 1997 and $1,357 in 1996. Based on information currently available, the insurance subsidiaries have accrued $3,194 at December 31, 1997 for future assessments, net of future premium tax reductions.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



14. Other Operating Information

     Underwriting and other administrative expenses for the years ended December 31, 1997 and 1996 are as follows:

                                                                   1997             1996
                                                              -------------     -------------
Non-deferrable commission expense...........................  $      19,746     $      30,768
Commission allowances on reinsurance ceded..................        (12,696)           (8,331)
Taxes, licenses and fees....................................          7,492             9,214
General and administrative expenses.........................         34,467            39,241
Expense allowance on reinsurance ceded......................         (8,409)           (5,782)
                                                              -------------     -------------
  Underwriting and other administrative expenses............  $      40,600     $      65,110
                                                              =============     =============

15. Financial Instruments

     The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 1997 and 1996:

                                                                        1997                      1996
                                                              ------------------------  ------------------------
                                                               Carrying         Fair       Carrying       Fair
                                                                 Value         Value        Value        Value
                                                              -----------  -----------  -----------  -----------
Assets:
   Cash and short-term investments..........................  $   163,716  $   163,716  $   161,895  $   161,895
   Fixed maturities.........................................    1,677,508    1,677,508    1,255,270    1,255,270
   Equity securities........................................        1,079        1,079        1,129        1,129
   Mortgage loans...........................................       51,070       51,816       59,993       59,993
   Policy loans.............................................      123,041      123,041      128,551      128,551
   Collateral loans.........................................          --           --        21,308       21,308
   Other investments........................................        8,461        8,461        5,553        5,553
   Interest rate cap........................................           41          --           145          --
   Agent and premium receivables............................        5,508        5,508       13,773       13,773
Liabilities:
   Notes payable............................................      154,750      154,750      159,750      159,750
   Universal life and investment contract liabilities.......    1,315,496    1,315,496    1,088,335    1,088,335

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

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15. Financial Instruments (Continued)

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

     Notes Payable: Fair values of the Company's bank obligations approximate carrying values due to the variable interest structure. The fair value of the Company's convertible note payable is not valued at December 31, 1997 as it was owned by PennCorp and canceled in February 1998.

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

16. Subsequent Event

     On January 2, 1998, PennCorp acquired all of the outstanding common stock held by Knightsbridge and certain other parties for aggregate cash consideration ranging from $73,777 to $77,444 (excluding anticipated acquisition expenses) depending upon the outcome of certain contingencies. As a result, SWF became a wholly-owned subsidiary of PennCorp. After the acquisition of the common stock, PennCorp repaid SWF's bank revolving debt in the amount of $90,250 and its bank term debt in the amount of $24,500. Consequently, the Company will realize an extraordinary charge in 1998 for the writeoff of deferred costs of $2,571 associated with these loans. In addition, PennCorp canceled the $40,000 SWF note it acquired from ICH.

     On February 18, 1998, PennCorp announced that it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of certain divisions, which include Union Bankers,
Constitution, Marquette and affiliated service providing companies ("SW Financial businesses held for sale"). As of and for the year ended December 31, 1997, the total assets, excess of liabilities over assets, total revenues and net loss of the SW Financial businesses held for sale aggregated $530,866, $49,697, $109,387 and $5,201, respectively.

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1998 Annual Meeting of the Shareholders.

Item 11. Executive Compensation

     Information required by this Item is incorporated by reference to "Director-Fees", "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholder, except that the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K and set forth in such Proxy Statement is specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     Information   required  by  this  Item  is  incorporated  by  reference  to
"Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                  (Remainder of Page Intentionally Left Blank)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents

     1.  The  financial   statements  of  PennCorp  Financial  Group,  Inc.  and
Subsidiaries set forth on pages 43 through 77, and the Independent Auditors' Report set forth on page 42 hereof are in response to the information required by this Item.

     2. An index to the financial  statement  schedules  required to be filed by
Item 8 of this Report on Form 10-K is set forth immediately before the attached financial statement schedules on page 111 of this filing.

     3. Exhibits

          2.1 Purchase Agreement among I.C.H. Corporation, SWL Holding Corporation, Care Financial Corporation, Facilities Management Installation, Inc. and Southwestern Financial Corporation, Southwestern Financial Services Corporation and PennCorp Financial Group, Inc., dated as of December 1, 1995 and Addendum to Purchase Agreement dated as of December 14, 1995. (6)

          2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996. (4)

          3.1  Restated By-Laws of PennCorp Financial Group, Inc. (12)

          3.2 Third Restated Certificate of Incorporation of PennCorp Financial Group, Inc. (20)

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

          10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994. (9)

          10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996.
               (14)

          10.4 10%  Promissory  Note  in  the  original   principal   amount  of
               $30,661,996,   issued   by   American-Holdings   Corporation   to
               Pennsylvania Life Insurance Company, dated July 1, 1996. (14)

          10.5 Certificate of Contribution in the original principal amount of $54,332,790 issued by Integon Financial Life Insurance Corporation to Integon Life Corporation, dated July 25, 1995. (5)

                             MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

              10.6  Intentionally omitted.

              10.7  PennCorp Financial, Inc. Retirement and Savings Plan. (13)

              10.8  PennCorp  Financial,  Inc. Executive Officer Incentive Plan.
                    (13)

              10.9  PennCorp Financial Group, Inc. 1992 Stock Option Plan. (13)

              10.10 PennCorp  Financial Group,  Inc. Senior  Management  Warrant
                    Award Program. (13)

              10.11 Form of Restricted  Stock Agreement by and between  PennCorp
                    Financial Group, Inc. and certain participants, effective as of April 1, 1994. (9)

              10.12 Employment  Agreement between PennCorp Financial Group, Inc.
                    and David J. Stone entered into June 7, 1996. (14)

              10.13 Employment  Agreement between PennCorp Financial Group, Inc.
                    and Steven W. Fickes entered into June 7, 1996. (14)

              10.14 Amendment  Number  One  to  Employment   Agreement   between
                    PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (15)

              10.15 Amendment  Number  One  to  Employment   Agreement   between
                    PennCorp Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (15)

              10.16 Amendment No. 2 to  Employment  Agreement  between  PennCorp
                    Financial Group, Inc. and David J. Stone entered into January 5, 1998. (1)

              10.17 Amendment No. 2 to  Employment  Agreement  between  PennCorp
                    Financial Group, Inc. and Steven W. Fickes entered into January 5, 1998. (1)

              10.18 Executive  Retention  Agreement between Charles  Lubochinski and PennCorp Financial Group, Inc. (1)

              10.19 Schedule of similar Executive Retention Agreements. (1)

              10.20 PennCorp  Financial  Group,  Inc. 1996 Stock Award and Stock
                    Option Plan. (14)

              10.21 Amendment Number One to PennCorp  Financial Group, Inc. 1996
                    Stock Award and Stock Option Plan. (20)

              10.22 PennCorp  Financial Group, Inc. 1996 Senior Executive Annual
                    Incentive Award Plan. (14)

         10.23 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (8)

         10.24 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (6)

         10.25 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (14)

         10.26 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (14)

         10.27 Stockholders   Agreement   dated   December   14,  1995   between
               Southwestern Financial Corporation and the Security holders listed on the signature pages thereof. (6)

         10.28 Credit  Agreement  dated  March 12,  1997 by and  among  PennCorp
               Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and NationsBank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent. (16)

         10.29 Revision Agreement, dated as of May 30, 1997, by and among United Companies Financial Corporation, PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company and each additional party set forth on the signature pages thereto. (17)

         10.30 Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, dated May 17, 1996.
               (17)

         10.31 Second Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997. (17)

         10.32 Third Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997. (17)

         10.33 Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (17)

         10.34 Second Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (17)

         10.35 Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (17)

         10.36 Second Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (17)

         10.37 Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (17)

         10.38 Second Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (17)

         10.39 Note Purchase, Release and Settlement Agreement, dated July 13, 1997, executed by Lone Star Liquidating Trust, PennCorp Financial Group, Inc. and Southwestern Financial Corporation . (18)

         10.40 Amended and Restated Assignment  Agreement dated as of January 2,
               1998  by  and  between  PennCorp   Financial   Group,   Inc.  and
               Knightsbridge Capital Fund I, L.P. (19)

         10.41 Amended and Restated Assignment Agreement dated as of January 2, 1998 by and between PennCorp Financial Group, Inc., David J. Stone, Steven W. Fickes, the Steven Wayne Fickes, Jr. Trust dated December 21, 1995 and the Kathryn Elizabeth Fickes Trust dated December 21, 1995. (19)

         12    Computation of ratio of earnings to fixed charges. (1)

         21    List of subsidiaries of the Registrant. (1)

         22.1  Auditors consent. (1)

         22.2  Auditors consent. (1)

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

(4) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of United Companies Life Insurance Company.

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

(15) Such exhibit is incorporated by reference to Amendment Number 2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(16) Such exhibit is incorporated by reference to the Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(17) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1997 of PennCorp Financial Group, Inc.

(18) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1997 of PennCorp Financial Group, Inc.

(19) Such exhibit is incorporated by reference to the Form 8-K dated January 13, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 13, 1998 relating to the acquisition of common stock and common stock warrants of Southwestern Financial Corporation not previously owned by PennCorp Financial Group, Inc.

(20) Such exhibit is incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-48629) of PennCorp Financial Group, Inc. filed on March 24, 1998.

     (b)  Reports on Form 8-K.

          A report on Form 8-K, dated November 14, 1997, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on November 14, 1997, providing restated financial statements of PennCorp Financial Group, Inc. for each of the years in the three year period ended December 31, 1996 as well as the three month periods ended March 31, 1997 and 1996 and the three and six month periods ended June 30, 1997 and 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, PennCorp Financial Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PENNCORP FINANCIAL GROUP, INC.
                        (Registrant)


                        By:   /s/ David J. Stone
                              ------------------------
                              David J. Stone
                              Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
                        Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven W. Fickes
----------------------------------
Steven W. Fickes
President, Chief Financial Officer
and Director(Principal Financial
and Accounting Officer)

Date: March 30, 1998


/s/ Kenneth Roman
----------------------------------
Kenneth Roman
Director

Date: March 30, 1998


/s/ Maurice W. Slayton
----------------------------------
Maurice W. Slayton
Director

Date: March 30, 1998


/s/ Allan D. Greenberg
----------------------------------
Allan D. Greenberg
Director

Date: March 30, 1998


/s/ Thomas A. Player
----------------------------------
Thomas A. Player
Director

Date: March 30, 1998


/s/ Bruce W. Schnitzer
----------------------------------
Bruce W. Schnitzer
Director

Date: March 30, 1998


/s/ David C. Smith
----------------------------------
David C. Smith
Director

Date: March 30, 1998


/s/ David J. Stone
----------------------------------
David J. Stone
Chairman of the Board, Chief Executive
Officer and Director (Principal
Executive Officer)

Date: March 30, 1998
                                       110

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

     Reference is made to data appearing on pages 43 through 77, and to the Independent Auditors' Report appearing on page 42 hereof.

  Schedules:*                                                            Page

  Independent Auditors' Report - Financial Statement Schedules....      Ex. 22

  Schedule II       Condensed Financial Information of Registrant.        112
  Schedule III      Supplementary Insurance Information...........        115
  Schedule IV       Reinsurance...................................        116
  Schedule V        Valuation and Qualifying Accounts.............        117

   * All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes hereto or in other schedules.

                                                                     SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                         CONDENSED  STATEMENTS  OF INCOME  For the  years  ended
              December 31, 1997, 1996 and 1995
                                ($ in thousands)

                                                                          1997            1996           1995
                                                                       -----------    -----------    -----------
Revenue:
   Interest income from subsidiaries.................................  $    21,173    $    35,525    $    27,680
   Other interest income.............................................        3,547          2,428            638
   Other income......................................................          249            423          3,985
                                                                       -----------    -----------    -----------
     Total revenue...................................................       24,969         38,376         32,303
                                                                       -----------    -----------    -----------

Operating expenses:
   General and administrative expenses...............................       36,939          2,493          2,257
   Interest and amortization of deferred debt issuance costs.........       23,103         17,920         15,938
                                                                       -----------    -----------    -----------
     Total operating expenses........................................       60,042         20,413         18,195
                                                                       -----------    -----------    -----------

Income (loss) before income taxes, equity in earnings of
   subsidiaries and extraordinary charge.............................      (35,073)        17,963         14,108
     Income tax expense (benefit)....................................       (8,689)           251          4,139
                                                                       -----------    -----------    -----------
Income (loss) before equity in earnings of subsidiaries
   and extraordinary charge..........................................      (26,384)        17,712          9,969
     Equity in earnings of subsidiaries..............................       76,524         72,305         46,377
                                                                       -----------    -----------    -----------
Income before extraordinary charge...................................       50,140         90,017         56,346
     Extraordinary charge, net of tax benefits of $--, $932 and $--....          --          (1,730)           --
                                                                       -----------    -----------    -----------
Net income...........................................................  $    50,140    $    88,287    $    56,346
                                                                       ===========    ===========    ===========


                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                        As of December 31, 1997 and 1996
                                ($ in thousands)

                                                                              1997           1996
                                                                          -----------    -----------
ASSETS
   Investments:
     Investment in subsidiaries.........................................  $   932,931    $   830,946
     Notes receivable from subsidiaries.................................      235,146        235,146
     Equity securities available for sale...............................       22,948            --
     Other..............................................................        4,075            --
                                                                          -----------    -----------
       Total investments................................................    1,232,100      1,066,092

   Cash and short term investments......................................        4,464          2,099
   Accrued investment income due from subsidiaries......................        8,697          3,918
   Deferred debt issuance costs.........................................          --           2,482
   Furniture and fixtures...............................................          --             463
   Other assets.........................................................        9,068         10,728
                                                                          -----------    -----------
                                                                          $ 1,254,329    $ 1,085,782
                                                                          ===========    ===========
LIABILITIES
   Notes payable........................................................      356,646        206,646
   Due to subsidiaries..................................................        8,404         12,778
   Accrued expenses and other liabilities...............................        9,176          4,117
                                                                          -----------    -----------
       Total liabilities................................................      374,226        223,541
                                                                          -----------    -----------

   Mandatory redeemable preferred stock, Series B.......................          --          14,689
   Mandatory redeemable preferred stock, Series C.......................       19,867         18,175

SHAREHOLDERS' EQUITY
   $3.375 Convertible preferred stock...................................      110,513        110,513
   $3.50 Series II convertible preferred stock..........................      139,157        139,157
   Common stock.........................................................          289            286
   Additional paid in capital...........................................      397,590        393,156
   Retained earnings....................................................      211,055        186,032
   Unrealized foreign currency translation adjustment...................      (20,602)       (14,961)
   Unrealized gains on securities available for sale....................       55,636         20,064
   Treasury stock.......................................................      (32,130)        (3,370)
   Notes receivable from officers and employees for stock purchases.....       (1,272)        (1,500)
                                                                          -----------    -----------
       Total shareholders' equity.......................................      860,236        829,377
                                                                          -----------    -----------
       Total liabilities and shareholders' equity.......................  $ 1,254,329    $ 1,085,782
                                                                          ===========    ===========


                 See accompanying independent auditors' report.

                                                                     SCHEDULE II
                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                       CONDENSED  STATEMENTS  OF CASH FLOWS For the years  ended
              December 31, 1997, 1996 and 1995
                                ($ in thousands)

                                                                          1997            1996           1995
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings......................................................  $    50,140    $    88,287    $    56,346
   Adjustments to reconcile net earnings to net cash
     provided (used) in operating activities:
       Amortization of intangibles and depreciation..................        1,389          1,238          1,121
       Equity in earnings of subsidiaries............................      (76,524)       (72,305)       (46,377)
       Increase (decrease) in liabilities and due to subs............       12,870           (544)         7,898
       Other, net....................................................       (9,227)            79        (23,754)
                                                                       -----------    -----------    -----------
         Net cash provided (used) by operations......................      (21,352)        16,755         (4,766)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Cash expended in acquisition of business..........................          --             --         (18,363)
   Purchase of affiliate.............................................          --             --        (115,454)
   Purchase of equity security.......................................      (20,000)           --             --
   Issuance of surplus note to subsidiary............................          --        (155,000)           --
   Principal payment on surplus note.................................          --         100,000            --
   Dividend received from subsidiary.................................       14,677         11,283          1,603
   Capital contribution to subsidiary................................      (14,889)      (208,708)       (54,399)
   Other, net........................................................      (42,142)           --             --
                                                                       -----------    -----------    -----------
       Net cash used by investing activities.........................      (62,354)      (252,425)      (186,613)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of notes payable.........................................      250,000        230,000        101,500
   Issuance of common stock..........................................          --         155,450         51,210
   Issuance of preferred stock.......................................          --         139,157        110,513
   Purchase of treasury stock........................................      (28,760)           --          (2,984)
   Reduction of notes payable........................................     (100,000)      (273,353)       (30,000)
   Redemption of preferred stock.....................................      (14,705)           --         (33,415)
   Other, primarily dividends, net...................................      (20,464)       (15,198)        (4,950)
                                                                       -----------    -----------    -----------
       Net cash provided by financing activities.....................       86,071        236,056        191,874
                                                                       -----------    -----------    -----------

Increase in cash.....................................................        2,365            386            495
Cash at beginning of year............................................        2,099          1,713          1,218
                                                                       -----------    -----------    -----------
Cash at end of year..................................................  $     4,464    $     2,099    $     1,713
                                                                       ===========    ===========    ===========
Supplemental Disclosure:
   Interest paid.....................................................  $    20,946    $    16,921    $    15,308
   Taxes paid........................................................          --             200            --
Non-cash financing activities:
   Securities issued in conjunction with acquisition.................  $       --     $    14,999    $    28,750
   Note transferred in purchase of affiliate.........................          --             --          28,538
   Other ............................................................        1,281            948            --

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III


                         PENNCORP FINANCIAL GROUP, INC.

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1997, 1996 and 1995
                                ($ in thousands)

                                      Future
                                      Policy                                               Amorti-
                                     Benefits                                Benefits,    zation of
                        Deferred      Losses,                                 Claims,     Deferred
                         Policy       Claims                      Net        Losses &      Policy       Other
                       Acquisition    & Loss       Premium    Investment    Settlement   Acquisition  Operating
                          Costs      Expenses      Revenue      Income       Expenses       Costs      Expenses
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
1997
----
Fixed benefit.......  $   160,974   $   175,524  $   168,974  $    19,206  $    54,630  $    19,386  $    73,488
Life................      122,376     1,342,563      169,518       94,442      164,878       24,154       59,879
Accumulation........       26,767     1,771,838        7,074      159,589      104,781          783       12,878
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Total............  $   310,117   $ 3,289,925  $   345,566  $   273,237  $   324,289  $    44,323  $   146,245
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

1996
----
Fixed benefit.......  $   127,091   $   294,068  $   169,311  $    22,730  $    63,663  $    16,446  $    55,161
Life................      105,063     1,212,374      169,974       88,220      137,867       12,010       48,706
Accumulation........       20,274     2,060,013        8,805       99,784       70,381        2,288       12,693
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Total............  $   252,428   $ 3,566,455  $   348,090  $   210,734  $   271,911  $    30,744  $   116,560
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

1995
----
Fixed benefit.......  $    93,735   $   290,156  $   174,708  $    22,946  $    64,465  $    15,580  $    48,373
Life................       80,243     1,098,375      119,062       55,457       77,468        9,741       45,324
Accumulation........       11,592       832,630        8,119       23,888       19,990        3,686        8,465
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Total............  $   185,570   $ 2,221,161  $   301,889  $   102,291  $   161,923  $    29,007  $   102,162
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========


                  See accompanying independent auditors' report

                                                                     SCHEDULE IV

                         PENNCORP FINANCIAL GROUP, INC.

                                   REINSURANCE
              For the years ended December 31, 1997, 1996, and 1994
                                ($ in thousands)

                                                                                                     Percentage
                                                         Ceded to        Assumed                      Of Amount
                                           Gross           Other       from Other        Net           Assumed
                                          Amount         Companies      Companies      Amount          to Net
                                       -------------  ------------    ------------   -------------   -----------
Year ended December 31, 1997:
     Life insurance in force.........  $  24,618,960  $  4,366,266    $  1,251,538   $  21,504,232
                                       =============  ============    ============   =============
Premiums:
     Accident and health insurance...  $     172,511  $      2,537    $        --    $     169,974       -- %
     Life insurance/accumulation.....        204,027        29,962           2,527         176,592       1.4%
                                       -------------  ------------    ------------   -------------
                                       $     375,538  $     32,499    $      2,527   $     345,566
                                       =============  ============    ============   =============
Year ended December 31, 1996:
     Life insurance in force.........  $  31,498,035  $  5,884,609    $  1,779,439   $  27,392,865
                                       =============  ============    ============   =============
Premiums:
     Accident and health insurance...  $     169,727  $        416    $        --    $     169,311       -- %
     Life insurance/accumulation.....        189,098        11,639           1,320         178,779       0.7%
                                       -------------  ------------    ------------   -------------
                                       $     358,825  $     12,055    $      1,320   $     348,090
                                       =============  ============    ============   =============
Year ended December 31, 1995:
     Life insurance in force.........  $  25,913,359  $  3,621,309    $    404,852   $  22,696,902
                                       =============  ============    ============   =============
Premiums:
     Accident and health insurance...  $     175,517  $      1,036    $        227   $     174,708       0.1%
     Life insurance/accumulation.....        135,176        10,075           2,080         127,181       1.6%
                                       -------------  ------------    ------------   -------------
                                       $     310,693  $     11,111    $      2,307   $     301,889
                                       =============  ============    ============   =============

                                  See accompanying independent auditors' report.

                                                                      SCHEDULE V

                                          PENNCORP FINANCIAL GROUP, INC.

                                         VALUATION AND  QUALIFYING  ACCOUNTS For
                               the years ended December 31, 1997, 1996 and 1995
                                                  (In thousands)

                                          Balance at      Charge to      Charge to                     Balance at
                                           Beginning      Cost and       to Other                        End of
                                           Of Period      Expenses       Accounts       Deductions       Period
                                           ---------      --------       --------       ----------       ------
1997:
Mortgage loans on real estate.........  $     4,211    $     2,106     $       --     $       276    $     6,041
Allowance for bond losses.............          189            --              --             189            --
Unearned loan charges.................          266          1,806             --             503          1,569
Accounts and notes receivable.........        6,528          9,102             --           6,605          9,025

1996:
Mortgage loans on real estate.........        4,211(a)         --              --             --           4,211
Allowance for bond losses.............          189(a)         --              --             --             189
Unearned loan charges.................          266(a)         --              --             --             266
Accounts and notes receivable.........        8,388          4,082             --           5,942          6,528

1995:
Mortgage loans on real estate.........        2,314(b)         --              --           2,314            --
Accounts and notes receivable.........        8,392            615             --             619          8,388

-------------------
(a)  Amount  recorded as a purchase  GAAP  adjustment  in  conjunction  with the acquisition of United Life.
(b)  Amount  recorded as a purchase  GAAP  adjustment  in  conjunction  with the acquisition of Integon Life.


                 See accompanying independent auditors' report.

                                INDEX TO EXHIBITS

          2.1 Purchase Agreement among I.C.H. Corporation, SWL Holding Corporation, Care Financial Corporation, Facilities Management Installation, Inc. and Southwestern Financial Corporation, Southwestern Financial Services Corporation and PennCorp Financial Group, Inc., dated as of December 1, 1995 and Addendum to Purchase Agreement dated as of December 14, 1995. (6)

          2.2 Amended and Restated Stock Purchase Agreement between United Companies Financial Corporation and Pacific Life and Accident Insurance Company dated as of July 24, 1996. (4)

          3.1  Restated By-Laws of PennCorp Financial Group, Inc. (12)

          3.2 Third Restated Certificate of Incorporation of PennCorp Financial Group, Inc. (20)

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

          10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994. (9)

          10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996.
               (14)

          10.4 10%  Promissory  Note  in  the  original   principal   amount  of
               $30,661,996,   issued   by   American-Holdings   Corporation   to
               Pennsylvania Life Insurance Company, dated July 1, 1996. (14)

          10.5 Certificate of Contribution in the original principal amount of $54,332,790 issued by Integon Financial Life Insurance Corporation to Integon Life Corporation, dated July 25, 1995. (5)

                             MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

              10.6  Intentionally omitted.

              10.7  PennCorp Financial, Inc. Retirement and Savings Plan. (13)

              10.8  PennCorp  Financial,  Inc. Executive Officer Incentive Plan.
                    (13)

              10.9  PennCorp Financial Group, Inc. 1992 Stock Option Plan. (13)

              10.10 PennCorp  Financial Group,  Inc. Senior  Management  Warrant
                    Award Program. (13)

              10.11 Form of Restricted  Stock Agreement by and between  PennCorp
                    Financial Group, Inc. and certain participants, effective as of April 1, 1994. (9)

              10.12 Employment  Agreement between PennCorp Financial Group, Inc.
                    and David J. Stone entered into June 7, 1996. (14)

              10.13 Employment  Agreement between PennCorp Financial Group, Inc.
                    and Steven W. Fickes entered into June 7, 1996. (14)

              10.14 Amendment  Number  One  to  Employment   Agreement   between
                    PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (15)

              10.15 Amendment  Number  One  to  Employment   Agreement   between
                    PennCorp Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (15)

              10.16 Amendment No. 2 to  Employment  Agreement  between  PennCorp
                    Financial Group, Inc. and David J. Stone entered into January 5, 1998. (1)

              10.17 Amendment No. 2 to  Employment  Agreement  between  PennCorp
                    Financial Group, Inc. and Steven W. Fickes entered into January 5, 1998. (1)

              10.18 Executive  Retention  Agreement between Charles  Lubochinski and PennCorp Financial Group, Inc. (1)

              10.19 Schedule of similar Executive Retention Agreements. (1)

              10.20 PennCorp  Financial  Group,  Inc. 1996 Stock Award and Stock
                    Option Plan. (14)

              10.21 Amendment Number One to PennCorp  Financial Group, Inc. 1996
                    Stock Award and Stock Option Plan. (20)

              10.22 PennCorp  Financial Group, Inc. 1996 Senior Executive Annual
                    Incentive Award Plan. (14)

         10.23 Real Estate Purchase and Sale Agreement between Peoples Security Life Insurance Company and PennCorp Financial Group, Inc., dated March 24, 1995. (8)

         10.24 Registration Rights Agreement dated as of December 14, 1995, between PennCorp Financial Group, Inc., I.C.H. Corporation, SWL Holding Corporation and Care Financial Corporation. (6)

         10.25 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (14)

         10.26 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (14)

         10.27 Stockholders   Agreement   dated   December   14,  1995   between
               Southwestern Financial Corporation and the Security holders listed on the signature pages thereof. (6)

         10.28 Credit  Agreement  dated  March 12,  1997 by and  among  PennCorp
               Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and NationsBank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent. (16)

         10.29 Revision Agreement, dated as of May 30, 1997, by and among United Companies Financial Corporation, PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company and each additional party set forth on the signature pages thereto. (17)

         10.30 Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, dated May 17, 1996.
               (17)

         10.31 Second Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997. (17)

         10.32 Third Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997. (17)

         10.33 Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (17)

         10.34 Second Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (17)

         10.35 Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (17)

         10.36 Second Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (17)

         10.37 Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (17)

         10.38 Second Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (17)

         10.39 Note Purchase, Release and Settlement Agreement, dated July 13, 1997, executed by Lone Star Liquidating Trust, PennCorp Financial Group, Inc. and Southwestern Financial Corporation . (18)

         10.40 Amended and Restated Assignment  Agreement dated as of January 2,
               1998  by  and  between  PennCorp   Financial   Group,   Inc.  and
               Knightsbridge Capital Fund I, L.P. (19)

         10.41 Amended and Restated Assignment Agreement dated as of January 2, 1998 by and between PennCorp Financial Group, Inc., David J. Stone, Steven W. Fickes, the Steven Wayne Fickes, Jr. Trust dated December 21, 1995 and the Kathryn Elizabeth Fickes Trust dated December 21, 1995. (19)

         12    Computation of ratio of earnings to fixed charges. (1)

         21    List of subsidiaries of the Registrant. (1)

         22.1  Auditors consent. (1)

         22.2  Auditors consent. (1)

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

(4) Such exhibit is incorporated by reference to the Form 8-K dated July 24, 1996 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on August 8, 1996 relating to the financial statements and pro forma financial information of United Companies Life Insurance Company.

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

(15) Such exhibit is incorporated by reference to Amendment Number 2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(16) Such exhibit is incorporated by reference to the Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(17) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1997 of PennCorp Financial Group, Inc.

(18) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1997 of PennCorp Financial Group, Inc.

(19) Such exhibit is incorporated by reference to the Form 8-K dated January 13, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 13, 1998 relating to the acquisition of common stock and common stock warrants of Southwestern Financial Corporation not previously owned by PennCorp Financial Group, Inc.

(20) Such exhibit is incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-48629) of PennCorp Financial Group, Inc. filed on March 24, 1998.