Form 10-Q
period 1998-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1998-05-15
CIK 890449

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                            13-3543540
     (State or other jurisdiction of              (I.R.S employer
      incorporation or organization)            identification no.)
           590 Madison Avenue                         10022
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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of May 4, 1998, was 28,544,780.



--------------------------------------------------------------------------------

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               Page

PART I -- FINANCIAL INFORMATION
         Item 1. Financial Statements.............................................................................3
                  Consolidated Balance Sheets.....................................................................3
                  Consolidated Statements of Income (Loss)........................................................4
                  Consolidated Condensed Statements of Cash Flows.................................................5
                  Notes to Unaudited Consolidated Condensed Financial Statements..................................6
                  Review by Independent Certified Public Accountants.............................................12
                  Independent Auditors' Review Report............................................................13
         Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations...........14

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings...............................................................................22
         Item 6. Exhibits and Reports on Form 8-K................................................................22

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                     March 31        December 31
                                                                                      1998              1997
                                                                                  -------------    -------------
                                                                                   (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value...........................  $   3,881,096    $   2,718,982
   Equity securities available for sale, at fair value..........................         28,126           30,257
   Mortgage loans on real estate................................................        283,583          240,879
   Policy loans.................................................................        243,635          145,108
   Short term investments.......................................................        103,863           84,141
   Other investments............................................................         50,335           95,875
                                                                                  -------------    -------------
       Total investments........................................................      4,590,638        3,315,242

Cash............................................................................          7,232           24,872
Accrued investment income.......................................................         55,448           43,312
Accounts and notes receivable...................................................         31,440           46,655
Investments in unconsolidated affiliates........................................            --           183,158
Present value of insurance in force.............................................        221,331          263,889
Deferred policy acquisition costs...............................................        177,991          310,117
Costs in excess of net assets acquired and other intangibles....................        156,641          116,544
Other assets....................................................................        490,951         420,346
Assets of businesses held for sale..............................................      1,150,713              --
                                                                                  -------------    -------------
       Total assets.............................................................  $   6,882,385    $   4,724,135
                                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals..............................................  $   4,544,152    $   3,289,925
   Notes payable................................................................        439,231          359,755
   Income taxes, primarily deferred.............................................            --            59,125
   Accrued expenses and other liabilities.......................................        213,416          135,227
   Liabilities of businesses held for sale......................................        796,813              --
                                                                                  -------------    -------------
       Total liabilities........................................................      5,993,612        3,844,032
                                                                                  -------------    -------------

Mandatory redeemable preferred stock:
   Series C, $.01 par value, $100 initial redemption value; authorized, issued
     and outstanding--at March 31, 1998, and 178,500 at December 31, 1997.......            --            19,867
Shareholders' Equity:
   $3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value;
     authorized issued and outstanding 2,300,000 at March 31, 1998, and
     December 31, 1997..........................................................        110,513          110,513
   $3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized issued and outstanding 2,875,000 at March 31, 1998, and
     December 31, 1997..........................................................        139,157           139,157
   Common stock, $.01 par value; authorized 100,000,000; issued and outstanding 29,554,369 at March 31, 1998, and 28,860,206 at
     December 31, 1997..........................................................            302              289
   Additional paid-in capital...................................................        431,025          397,590
   Accumulated other comprehensive income.......................................         37,130           35,034
   Retained earnings............................................................        203,988          211,055
   Treasury shares..............................................................        (32,130)         (32,130)
   Notes receivable secured by common stock.....................................         (1,212)          (1,272)
                                                                                  -------------    -------------
       Total shareholders' equity...............................................        888,773          860,236
                                                                                  -------------    -------------
       Total liabilities and shareholders' equity...............................  $   6,882,385    $   4,724,135
                                                                                  =============    =============

See accompanying notes to unaudited consolidated condensed financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three Month Periods Ended
                                                                                             March 31
                                                                                      1998              1997
                                                                                  -------------    -------------
REVENUES:
   Premiums, principally accident and sickness..................................  $      89,425    $      66,477
   Interest sensitive product policy charges....................................         34,167           23,226
   Net investment income........................................................         96,215           68,546
   Other income.................................................................         11,321            6,040
   Net gains from sale of investments...........................................          1,523            3,827
                                                                                  -------------    -------------
       Total revenues...........................................................        232,651          168,116
                                                                                  -------------    -------------

BENEFITS AND EXPENSES:
   Claims incurred..............................................................         82,034           44,655
   Change in liability for future policy benefits and other policy benefits.....         56,061           30,108
   Amortization of present value of insurance in force and deferred
     policy acquisition costs...................................................         23,973           20,819
   Amortization of costs in excess of net assets acquired and other intangibles.          3,742            2,278
   Underwriting and other administrative expenses...............................         43,261           30,536
   Interest and amortization of deferred debt issuance costs....................          9,917            4,387
   Restructuring charges........................................................          8,017           19,071
                                                                                  -------------    -------------
       Total benefits and expenses..............................................        227,005          151,854
                                                                                  -------------    -------------

Income before income taxes, equity in earnings of unconsolidated affiliates and
   extraordinary charge.........................................................          5,646           16,262
       Income taxes.............................................................          2,757            7,557
                                                                                  -------------    -------------

Income before equity in earnings of unconsolidated affiliates and
   extraordinary charge.........................................................          2,889            8,705
       Equity in earnings of unconsolidated affiliates..........................            --             3,658
                                                                                  -------------    -------------
Income before extraordinary charge..............................................          2,889           12,363
     Extraordinary charge.......................................................         (1,671)             --
                                                                                  -------------    -------------
Net income......................................................................          1,218           12,363
       Preferred stock dividend requirements....................................          4,904            4,927
                                                                                  -------------    -------------
Net income (loss) applicable to common stock....................................  $      (3,686)   $       7,436
                                                                                  =============    =============

PER SHARE INFORMATION:
Basic:
   Net income (loss) applicable to common stock before extraordinary charge.....  $       (0.14)   $        0.26
     Extraordinary charge.......................................................          (0.06)             --
                                                                                  -------------    -------------
   Net income (loss) applicable to common stock.................................  $       (0.20)   $        0.26
                                                                                  =============    =============

   Common shares used in computing basic earnings (loss) per share..............         28,572           28,441
                                                                                  =============    =============

Diluted:
   Net income (loss) applicable to common stock before extraordinary charge.....  $       (0.14)   $        0.25
     Extraordinary charge.......................................................          (0.06)             --
                                                                                  -------------    -------------
   Net income (loss) applicable to common stock.................................  $       (0.20)   $        0.25
                                                                                  =============    =============

   Common shares used in computing diluted earnings (loss) per share............         28,572           29,334
                                                                                  =============    =============

See accompanying notes to unaudited consolidated condensed financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Month Periods Ended
                                                                                             March 31
                                                                                      1998              1997
                                                                                  -------------    -------------
Net cash provided by operating activities.......................................  $      16,629    $      88,907
                                                                                  -------------    -------------

Cash flows from investing activities:
   Cash expended in acquisitions of businesses, net of cash acquired............        (74,762)             --
   Purchases of invested assets.................................................       (285,491)        (327,134)
   Sales of invested assets.....................................................        244,451          302,420
   Maturities of invested assets................................................         23,462           47,474
   Other, primarily short term investments, net.................................         79,577          (89,068)
                                                                                  -------------    -------------
       Net cash used by investing activities....................................        (12,763)         (66,308)
                                                                                  -------------    -------------

Cash flows from financing activities:
   Issuance of common stock.....................................................              7              866
   Treasury stock purchase......................................................            --            (3,538)
   Additional borrowings........................................................        200,000          135,000
   Reduction in notes payable...................................................       (126,164)        (100,139)
   Redemption of preferred stock................................................            --           (14,706)
   Dividends on preferred and common stock......................................         (6,354)          (5,879)
   Receipts from interest sensitive polices credited to policyholder
     account balances...........................................................         62,748           51,380
   Return of policyholder account balances on interest sensitive products.......       (144,170)        (116,787)
   Other, net...................................................................          2,871           (2,874)
                                                                                  -------------    -------------
       Net cash used by financing activities....................................        (11,062)         (56,677)
                                                                                  -------------    -------------

       Net decrease in cash.....................................................         (7,196)         (34,078)
Cash at beginning of period.....................................................         24,872           39,464
                                                                                  -------------    -------------
Cash at end of period (including $10,444 included with assets classified as
   assets of businesses held for sale)..........................................  $      17,676    $       5,386
                                                                                  =============    =============

Supplemental disclosures:
     Income taxes paid..........................................................  $       2,173    $       1,820
                                                                                  =============    =============

     Interest paid..............................................................  $       5,793    $       2,275
                                                                                  =============    =============

Non-cash financing activities:
     Redemption of Series C Preferred stock.....................................  $      22,227    $         --
                                                                                  =============    =============
     Issuance of common stock associated with the acquisition of the
       Fickes and Stone Knightsbridge Interests.................................  $       8,500    $         --
                                                                                  =============    =============

See accompanying notes to unaudited consolidated condensed financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

         PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to as "Penn Life"); Peninsular Life Insurance Company ("Peninsular"); Professional Insurance Corporation ("Professional"); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation and Subsidiaries ("SW Financial") and its wholly-owned subsidiaries Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company ("Constitution"), Union Bankers Insurance Company ("Union Bankers"), and Marquette National Life Insurance Company ("Marquette"); Integon Life Insurance Corporation ("Integon Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life"); Knightsbridge Management, LLC ("Knightsbridge Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

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

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items included in the Company's presentation of comprehensive income, in addition to net income applicable to common stock, are unrealized foreign currency translation gains and losses as well as unrealized gains and losses on securities available for sale.

         Comprehensive loss for the three month periods ended March 31, 1998 and 1997, is as follows:

 March 31, 1998:
   Net loss......................................................  $    (3,686)
   Foreign currency translation adjustment.......................        1,869
   Unrealized gain on securities available for sale..............          227
                                                                   -----------
   Comprehensive loss............................................  $    (1,590)
                                                                   ===========

 March 31, 1997:
   Net income....................................................  $     7,436
   Foreign currency translation adjustment.......................       (1,827)
   Unrealized loss on securities available for sale..............      (54,309)
                                                                   -----------
   Comprehensive loss............................................  $   (48,700)
                                                                   ===========

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


2. New Accounting Pronouncements Not Yet Adopted

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 by the Financial Accounting Standards Board (the "FASB"). This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments, significant lines of business (fixed benefit, life and accumulation products), will be expanded to significant lines of business by divisional platform (Career Sales Division, Payroll Sales Division and Financial Services Division). The footnote disclosure requirements of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

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

         In March 1998, SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the financial impact as well as the changes to its related disclosures.

3. Acquisitions and Other Transactions

         On January 2, 1998 the Company consummated the acquisition, from Knightsbridge Capital Fund I, LP (the "Knightsbridge Fund") and Messrs. Fickes and Stone, of their respective holdings of common stock and common stock warrants of SW Financial (collectively, the "SW Financial Controlling Interest") for an aggregate purchase price of $73,777 (not including acquisition expenses). The fair value of net assets acquired amounted to $45,520 resulting in $28,257 of costs in excess of net assets acquired which will be amortized over 30 years.

         On August 5, 1997, the Company purchased $40,000 of SW Financial Subordinated Notes (the "SW Financial Notes") from the liquidating trust for the creditors of ICH Corporation, SW Financial's former parent. SW Financial had issued the SW Financial Notes as part of the acquisition consideration paid to the liquidating trust. The SW Financial Notes were purchased by the Company at par and are included in other investments as of December 31, 1997. As part of the acquisition of the SW Financial Controlling Interest on January 2, 1998, the SW Financial Notes were reclassified to purchase consideration for SW Financial by the Company.

         As part of the acquisition of the SW Financial Controlling Interest, the Company utilized funds available under its revolving credit facility to refinance $115,015 of SW Financial notes payable at a more favorable interest rate structure. As a

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


3. Acquisitions and Other Transactions (Continued)

result of such refinancing and the write-off of the associated deferred financing costs, the Company realized an after-tax extraordinary charge of $1,671 for the three month period ended March 31, 1998.

         The acquisition of the SW Financial Controlling Interest has been accounted for as a step purchase transaction in accordance with generally accepted accounting principles, and accordingly, fair values of assets and liabilities acquired have been determined as of January 2, 1998. The purchase allocation is preliminary and is expected to be completed by December 1998.

         On January 5, 1998, the Company consummated the acquisition of the interests of Messrs. Fickes and Stone in Knightsbridge Management, Knightsbridge Capital LLC and Knightsbridge Consultants LLC (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $11,382 (not including acquisition expenses). Messrs. Fickes and Stone will each receive consideration in the form of estimated annual interest payments, ranging from $301 to $330, due April 15, 1997, each year through 2001 and issuance by PennCorp of 173,160 shares of the Company's Common Stock to each of Messrs. Fickes and Stone on April 15, 2001. The fair value of net assets acquired amounted to $(1,701) resulting in $13,083 of costs in excess of net assets acquired which will be amortized over seven years.

         The acquisition of the Fickes and Stone Knightsbridge Interests has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, all assets and liabilities acquired were recorded at fair value as of the acquisition date which became the new accounting basis. The purchase allocation is preliminary and is expected to be completed by December 1998.

         On February 18, 1998, the Company announced it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division.

         The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of: (i) the acquisition of the SW Financial Controlling Interest including financing thereof, (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including financing thereof ((i) and (ii) collectively the SW Financial pro forma) and (iii) the impact of the Company's decision to dispose of the Career Sales Divisions ((i),
(ii) and (iii) collectively the Retained Businesses pro forma). The pro forma statement of income for the three month period ended March 31, 1997, gives effect to the foregoing as though each had occurred on January 1, 1997. The unaudited selected pro forma financial information does not include the pro forma results of operations for the three month period ended March 31, 1998, or the pro forma balance sheet as of March 31, 1998, as the unaudited selected pro forma financial information is materially equivalent to the results of operations for the three month period ended March 31, 1998, and the pro forma balance sheet as of March 31, 1998, as reported. This unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997, or results which may occur in the future.

         The Company's decision to dispose of the Career Sales Division, within a period of time not likely to exceed one year, results in the assets and liabilities of the Career Sales Division being considered "assets and liabilities held for sale," and as such segregated from those of the Retained Businesses for purposes of presentation of the Company's consolidated balance sheet. In addition, the Company is required to disclose certain information regarding the impact of the Career Sales Division on the Company's consolidated statement of income. The following unaudited selected pro forma financial information is intended to summarize such transactions. The Retained Businesses unaudited selected pro forma information reflects the historical results of the Retained Businesses and does not consider the use of proceeds likely to be derived from the disposition of the businesses held for sale. The significant subsidiaries included in the Career Sales Division are PLIC and Union Bankers.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


3. Acquisitions and Other Transactions (Continued)

     (In thousands, except per share amounts)                                                     (Unaudited)
                                                                                                 -------------
                                                                                                   Retained
                                                                                SW Financial      Businesses
                                                                As Reported       Pro forma        Pro forma
   For the three month period ended March 31,                      1997             1997              1997
                                                              -------------     -------------    -------------
   Total revenues...........................................  $     168,116     $     242,723    $     169,991

   Net income (loss)........................................         12,363            13,086            5,442

   Net income (loss) applicable to common stock.............          7,436             8,176              532


   Per share information:
     Net income applicable to common stock-basic............  $        0.26     $        0.29             *
     Net income applicable to common stock-diluted..........           0.25              0.28             *

   * With regard to the potential divestiture of the businesses held for sale, per share information is not provided due to amounts and use of proceeds information for the Company being unavailable.

                                                                                         (Unaudited)
                                                                                ------------------------------
                                                                                                    Retained
                                                                                SW Financial       Businesses
                                                                As Reported     Pro forma          Pro forma
   As of December 31,                                              1997             1997              1997
                                                              -------------     -------------    -------------
   Investments and cash.....................................  $   3,340,114     $   5,326,882    $   4,655,522
   Insurance assets.........................................        617,318           840,764          470,050
   Other assets.............................................        766,703           799,242          623,300
   Assets of businesses held for sale.......................            --                --         1,218,016
                                                              -------------     -------------    -------------
     Total assets...........................................  $   4,724,135     $   6,966,888    $   6,966,888
                                                              =============     =============    =============

   Insurance liabilities....................................  $   3,289,925     $   5,232,139    $   4,638,392
   Long-term debt...........................................        359,755           550,505          395,955
   Other liabilities........................................        194,352           295,641          178,520
   Liabilities of businesses held for sale..................            --                --           865,418
   Redeemable preferred stock...............................         19,867            19,867           19,867
   Shareholders' equity.....................................        860,236           868,736          868,736
                                                              -------------     -------------    -------------
     Total liabilities and shareholders' equity.............  $   4,724,135     $   6,966,888    $   6,966,888
                                                              =============     =============    =============

4. Southwestern Life Investment

         Prior to the Company's acquisition of the SW Financial Controlling Interest, through its initial direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owned 74.8% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 14.3% of SW Financial's voting common stock, and 100% of SW Financial preferred stock. PennCorp was also a 16.3% limited partner in Knightsbridge. As a result, the Company had an economic interest in SW Financial aggregating 78.0 percent. Retained earnings of the Company include undistributed earnings of SW Financial aggregating $40,919 as of December 31, 1997.

         On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 3).

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4. Southwestern Life Investment (Continued)

   Financial information for SW Financial is provided below:

                              CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                  December 31, 1997
                                                                                  -----------------
ASSETS:
  Invested assets................................................................   $   2,026,768
  Insurance assets...............................................................         114,395
  Other assets...................................................................         283,717
                                                                                    -------------
       Total assets..............................................................   $   2,424,880
                                                                                    =============

LIABILITIES AND SHAREHOLDERS EQUITY:
  Policy liabilities and accruals................................................   $   1,942,214
  Notes payable..................................................................         154,750
  Accrued expenses and other liabilities.........................................          98,509
  Mandatory redeemable preferred stock...........................................          36,891
  Shareholders equity............................................................         192,516
                                                                                    -------------
       Total liabilities and shareholders equity.................................   $   2,424,880
                                                                                    =============

                           CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                           (UNAUDITED)

                                                                                   March 31, 1997
                                                                                   --------------
REVENUES:
  Policy revenues................................................................   $      37,500
  Net investment income..........................................................          31,895
  Other income...................................................................           6,184
  Net gains from sale of investments.............................................              15
                                                                                    -------------
       Total revenues............................................................          75,594
                                                                                    -------------

BENEFITS AND EXPENSES:
  Policyholder benefits..........................................................          45,282
  Amortization...................................................................           6,022
  Underwriting and other administrative expenses.................................          11,578
  Interest and amortization of deferred debt issuance costs......................           3,436
                                                                                    -------------
       Total benefits and expenses...............................................          66,318
                                                                                    -------------

Income before income taxes.......................................................           9,276
       Income taxes..............................................................           3,653
                                                                                    -------------

Net income.......................................................................           5,623
       Preferred stock dividend requirements.....................................             728
                                                                                    -------------

Net income applicable to common stock............................................   $       4,895
                                                                                    =============

5. Restructuring Charges

         In the third quarter of 1996, the Company initiated a strategic business evaluation designed to consolidate certain of its operating locations and corporate functions.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


5. Restructuring Charges (Continued)

         The evaluation considered each of the current operating companies, including the anticipated purchase of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests, and (a) their impact on the Company's current and long-term profitability potential, (b) the ability to absorb operations related to future acquisitions, and (c) market focus. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division.

         As a result, the Company began to realign its existing operating companies and incurred restructuring and period costs aggregating $21,052 for the three month period ended March 31, 1997, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit ("restructuring costs"), including the costs of employee termination benefits and relocation, early service contract termination, and facility abandonment.

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisition allowed the Company to complete its divisional restructuring which began in 1997 and, as a result, during the three month period ended March 31, 1998, recorded a pre-tax restructuring charge of $11,767.

         The 1998 restructuring charge recognizes: (a) severance and related benefits incurred due to staff reductions ($3,831), (b) estimated holding costs of vacated facilities ($2,205), (c) the write-off of certain fixed assets and other impaired assets ($862) and (d) estimated contract termination costs ($4,869). For the three month period ended March 31, 1998, $1,496 has been charged against these restructuring accruals.

         The Company estimates approximately $2 of pre-tax incremental costs associated with the 1998 restructuring charge were incurred during the three month period ended March 31, 1998, and estimates an additional $3,048 will be incurred through March 31, 1999. These incremental costs will benefit future operations and do not qualify for accrual. Examples of these incremental costs include employee travel, relocation and training, and the physical move of fixed assets.

         The Company estimates approximately $84 of pre-tax incremental costs associated with the 1997 restructuring charge were incurred during the three month period ended March 31, 1998. These incremental costs will benefit future operations and do not qualify for accrual. Examples of these incremental costs include employee travel, relocation and training, and the physical move of fixed assets.

         During the three month period ended March 31, 1998, the Company re-evaluated the 1997 restructuring charge and reduced the remaining accruals by $3,750 as a result of the final determination regarding the abandonment of certain assets.

6. Redemption of Preferred Stock and Certain Equity Transactions

         A portion of the consideration for the acquisition of the Fickes and Stone Knightsbridge Interests included 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3 and $8,497, respectively, for the three month period ended March 31, 1998.

         Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provisions of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7 and $22,220, respectively, as well as reduce retained earnings by $1,913 reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation.

         During the three month period ended March 31, 1998, certain employees exercised stock options and warrants resulting in the issuance of 341,216 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3 and $2,725, respectively.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The March 31, 1998 and 1997, financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

         The report of KPMG Peat Marwick LLP commenting upon their review is included on the following page.


                  (Remainder of Page Intentionally Left Blank)

                       INDEPENDENT AUDITORS' REVIEW REPORT

     The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

     We have reviewed the accompanying consolidated condensed balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of income (loss) and consolidated condensed statements of cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/S/KPMG PEAT MARWICK LLP
Raleigh, North Carolina
May 14, 1998

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997.

         The following discussion should also be read in conjunction with the unaudited consolidated condensed financial statements and related notes of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT

         Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of policies; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"), which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's ability to successfully complete its year 2000 remediation efforts and (10) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

         The Company, through its three operating divisions, is a low cost provider of accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts and accumulation products such as single premium deferred annuities.

         The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

         Acquisitions and Other Transactions. On December 31, 1997, PennCorp shareholders approved the acquisition of the SW Financial Controlling Interest through the assignment by Messrs. Fickes and Stone and Knightsbridge (the "Controlling Parties") of certain rights, including common stock and common stock equivalents of SW Financial. The acquisition was consummated on January 2, 1998 resulting in the Controlling Parties receiving aggregate cash consideration of $73.8 million (not including acquisition expenses).

         In addition, PennCorp shareholders also approved the acquisition of the interests of the Fickes and Stone Knightsbridge Interests for total consideration estimated to be $11.4 million. Messrs. Fickes and Stone will each receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, due April 15, 1997, each year through 2001 and issuance by PennCorp of 173,160 shares of the Company's Common Stock to each of Messrs. Fickes and Stone on April 15, 2001.

         On February 18, 1998, the Company announced it had engaged investment banking firms Salomon Smith Barney and Fox-Pitt, Kelton Inc. to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division. The Company's decision to dispose of the Career Sales Division, within a period not likely to exceed one year, resulted in the assets and liabilities of the Career Sales Division to be considered "assets and liabilities of businesses held for sale," and as such were segregated from those of the Retained Businesses for purposes of presentation of the Company's financial information.

         Strategic Review of Business Units and Restructuring Charges. As a result of the tremendous growth of the Company, the diversification of the underlying business units resulting from acquisitions over time, and the need for the Company to be able to rapidly integrate future acquisitions, the Company began a strategic business evaluation during the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division.

         As a result, the Company began to realign its existing operating companies and incurred restructuring and period costs aggregating $21.1 million for the three month period ended March 31, 1997, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit ("restructuring costs"), including the costs of employee termination benefits and relocation, early service contract termination, and facility abandonment.

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisition allowed the Company to complete its divisional restructuring which began in 1997 and, as a result, during the three month period ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $11.8 million.

         The 1998 restructuring charge recognizes: (a) severance and related costs incurred due to staff reductions ($3.8 million), (b) estimated holding costs of vacated facilities ($2.2 million), (c) the write-off of certain fixed assets and other impaired assets ($862,000) and (d) estimated contract termination costs ($4.9 million). For the three month period ended March 31, 1998, $1.5 million has been charged against these restructuring accruals.

         The Company estimates approximately $2,000 of pre-tax incremental costs associated with the 1998 restructuring charge were incurred during the three month period ended March 31, 1998, and estimates an additional $3.0 million will be incurred through March 31, 1999. These incremental costs will benefit future operations and do not qualify for accrual. Examples of these incremental costs include employee travel, relocation and training, and the physical move of fixed assets.

         The Company estimates approximately $2.0 million of pre-tax incremental costs associated with the 1997 restructuring charge were incurred during the three month period ended March 31, 1997, and the Company estimates an additional $84,000 of costs were incurred for the three month period ended March 31, 1998. These incremental costs benefit future operations and do not qualify for accrual. Examples of these incremental costs include employee travel, relocation and training, and the physical move of fixed assets.

         During the three month period ended March 31, 1998, the Company re-evaluated the 1997 restructuring charge and reduced remaining accruals by $3.8 million as a result of the final determination regarding the abandonment of certain assets.

         For the three month periods ended March 31, 1998 and 1997, the following tables eliminate, from the reported results of the Company, the related impact of the: (i) restructuring charges including period costs, (ii) amortization of deferred acquisition costs and present value of insurance in force associated with gains and losses resulting from the sale of investments,
(iii) extraordinary charge as a result of certain refinancing, and (iv) early redemption premiums on preferred stock. The Company believes such information to be material to the comparability of its operating results.

                                                                                   (Unaudited)
                                                                            Three Month Period Ended
                                                                                 March 31, 1998
                                                                                   Comparative     As Reported
                                                                 As Reported       Adjustments        (Net)
                                                                -------------     -------------   -------------
OPERATING INFORMATION:
   Total Revenues.............................................  $     232,651            (1,523)   $     231,128
                                                                -------------                      -------------

   Benefits and expenses
     Claims...................................................         82,034                             82,034
     Change in liability for future policy benefits and
       other policy benefits..................................         56,061                             56,061
     Amortization of present value of insurance in force and
       deferred policy acquisition costs......................         23,973            (1,231)          22,742
     Amortization of costs in excess of net assets acquired
       and other intangibles..................................          3,742                              3,742
     Underwriting and other administrative expenses...........         43,261               (86)          43,175
     Interest and amortization of deferred debt issuance costs          9,917                              9,917
     Restructuring charge.....................................          8,017            (8,017)             --
                                                                -------------                      -------------
           Total benefits and expenses........................        227,005                            217,671
                                                                -------------                      -------------

   Income before income taxes, equity in earnings of
     unconsolidated affiliates and extraordinary charge.......          5,646                             13,457
       Income taxes...........................................          2,757             2,734            5,491
                                                                -------------                      -------------

   Income before equity in earnings of unconsolidated
     affiliates and extraordinary charge......................          2,889                              7,966
       Equity in earnings of unconsolidated affiliates........            --                                 --
                                                                -------------                      -------------

   Income before extraordinary charge.........................          2,889                              7,966
       Extraordinary charge...................................         (1,671)            1,671              --
                                                                -------------                      -------------

   Net income.................................................          1,218                              7,966
       Preferred stock dividend requirements..................          4,904                              4,904
                                                                -------------                      -------------

   Net income (loss) applicable to common stock...............  $      (3,686)                     $       3,062
                                                                =============                      =============

                                                                                   (Unaudited)
                                                                            Three Month Period Ended
                                                                                 March 31, 1997
                                                                                   Comparative     As Reported
                                                                  As Reported      Adjustments          (Net)
                                                                -------------     -------------   -------------
OPERATING INFORMATION:
   Total Revenues.............................................  $     168,116            (3,827)   $     164,289
                                                                -------------                      -------------

   Benefits and expenses
     Claims...................................................         44,655                             44,655
     Change in liability for future policy benefits and
       other policy benefits..................................         30,108                             30,108
     Amortization of present value of insurance in force and
       deferred policy acquisition costs......................         20,819            (1,928)          18,891
     Amortization of costs in excess of net assets acquired...          2,278                              2,278
     Underwriting and other administrative expenses...........         30,536            (1,981)          28,555
     Interest and amortization of deferred debt issuance costs          4,387                              4,387
     Restructuring charge.....................................         19,071           (19,071)             --
                                                                -------------                      -------------
         Total benefits and expenses..........................        151,854                            128,874
                                                                -------------                      -------------

   Income before income taxes and equity in earnings of
     unconsolidated affiliates................................         16,262                             35,415
       Income taxes...........................................          7,557             6,704           14,261
                                                                -------------                      -------------

   Income before equity in earnings of unconsolidated
     affiliates...............................................          8,705                             21,154
       Equity in earnings of unconsolidated affiliates........          3,658                              3,658
                                                                -------------                      -------------

   Net income.................................................         12,363                             24,812
     Preferred stock dividend requirements....................          4,927                              4,927
                                                                -------------                      -------------

   Net income applicable to common stock......................  $       7,436                      $      19,885
                                                                =============                      =============

YEAR 2000 ISSUES

         Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The year 2000 issue has the potential to affect the Company and its subsidiaries through the disruption of the processing of business both internally and between the Company and other businesses with which it interacts.

         The Company has engaged certain outside vendors and focused certain employees full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company expects to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which are likely to be incurred primarily during the remainder of 1998 and early 1999. The Company estimates that it incurred internal and external costs aggregating $2.3 million for the three month period ended March 31, 1998.

         Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1998. The Payroll Sales Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-system and system interfaces during 1998. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life is relying on contracted vendor resources in working to complete its upgrade process. The Company's Financial Services Division has only recently begun its year 2000 remediation efforts. Those efforts are dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. In addition, the Financial Services Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems.

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

         During the three month period ended March 31, 1998, the Company received $14.6 million in interest payments on surplus debentures and dividends from its insurance subsidiaries. The primary cash requirements of the Company were interest payments on notes payable, preferred and common stock dividends which aggregated $6.4 million for the three month period ended March 31, 1998.

         During 1997, the Company initiated a stock repurchase program in which the Company was authorized by its Board of Directors to purchase up to 4.5 million shares of common stock in the open market, through arranged transactions and otherwise. For the three month periods ended March 31, 1998 and 1997, respectively, the Company repurchased -- and 88,889 shares of common stock resulting in a $-- and $3.5 million increase in the value of treasury shares held.

         For the three month period ended March 31, 1998, certain employees exercised stock options and warrants resulting in the issuance of 341,216 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3,000 and $2.7 million, respectively.

         For the three month period ended March 31, 1997, certain employees and agents exercised stock options and warrants resulting in the issuance of 118,341 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $2,000 and $864,000, respectively.

         Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provision of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7,000 and $22.2 million, respectively, as well as reduce retained earnings by $1.9 million reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation.

         On March 15, 1997, the Company redeemed all of the previously outstanding shares of Series B mandatory redeemable preferred stock at its stated redemption value of $14.7 million.

         A portion of the consideration of the acquisition of the Fickes and Stone Knightsbridge Interests was 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3,000 and $8.5 million, respectively, for the three month period ended March 31, 1998.

RESULTS OF OPERATIONS

         For the periods ended March 31, 1998 and 1997, the Company has prepared the following selected pro forma financial information which considers the impact of: (i) restructuring charges including period costs, (ii) amortization of deferred acquisition costs and present value of insurance in force as the result of gains or losses on the sale of investments, and (iii) the impact of the Company's decision to dispose of the Career Sales division. In addition, the 1997 selected pro forma financial information considers the impact of the: (i) acquisition of the SW
Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

         The Company has prepared such information as it believes that the acquisition of the: (i) SW Financial Controlling Interest, (ii) the intended disposition of the Career Sales Division, and (iii) the restructuring charge and period charges are material enough to make historical comparative results for the periods ended March 31, 1998 and 1997, respectively not meaningful.

         The pro forma financial information for the three month period ended March 31, 1997 gives effect to the acquisition of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests as though each had occurred on January 1, 1997.

         The following unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997, or the results which may occur in the future.

                                     SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                     (Unaudited)
                                                                     -------------------------------------------
                                                                      Businesses
                    For the three month period                           Held         Retained
                       ended March 31, 1998                            for Sale      Businesses       PennCorp
------------------------------------------------------------------   -------------  -------------  -------------
                          (In thousands)
Revenues:
   Policy revenues................................................   $      54,045  $      69,547  $     123,592
   Net investment income..........................................          10,493         85,722         96,215
   Other income...................................................           4,949          6,372         11,321
   Net gains/losses from sale of investments......................              76          1,447          1,523

Benefits and expenses:
   Total policyholder benefits....................................          37,898        100,197        138,095
   Insurance related expenses.....................................          17,196         15,888         33,084
   Other operating expenses.......................................          11,689         24,906         36,595
   Interest and amortization of deferred debt issuers costs.......             N/A            N/A          9,695
   Income taxes...................................................             N/A            N/A          5,491

                                                                                     (Unaudited)
                                                                     -------------------------------------------
                                                                      Businesses
                    For the three month period                           Held         Retained
                       ended March 31, 1997                            for Sale      Businesses       PennCorp
------------------------------------------------------------------   -------------  -------------  -------------
                          (In thousands)
Revenues:
   Policy revenues................................................   $      57,121  $      70,082  $     127,203
   Net investment income..........................................           9,381         90,522         99,903
   Other income...................................................           4,862          6,913         11,775
   Net gains/losses from sale of investments......................           1,368          2,474          3,842

Benefits and expenses:
   Total policyholder benefits....................................          33,106         86,939        120,045
   Insurance related expenses.....................................          13,832         22,227         36,059
   Other operating expenses.......................................          12,614         18,867         31,481
   Interest and amortization of deferred debt issuers costs.......             N/A            N/A          8,748
   Income taxes...................................................             N/A            N/A         17,028

BUSINESSES HELD FOR SALE

         Career Sales Division. The Career Sales Division, which includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Union Bankers with the Career Sales Division.

         Policy Revenues. Total policy revenues for the three month period ended March 31, 1998, decreased 5.4% to $54.0 million compared to $57.1 million for the comparable period ended March 31, 1997. The decline was the result of Union Bankers decision to limit underwriting certain accident and health insurance products which resulted in a $1.7 million decline in earned premium. In addition, policy revenues of Penn Life declined approximately $1.2 million as the result of lower new business production.

         Investment Income. Net investment income for the three month period ended March 31, 1998, was $10.5 million compared to $9.4 million for the three month period ended March 31, 1997. The increase was primarily derived by a general increase in the invested asset base offset in part by the decline in yield rates of approximately 40 basis points. The increase in the invested asset base was primarily the result of an intercompany reinsurance agreement.

         Other Income. Included in other income for the three month periods ended March 31, 1998 and 1997, respectively, are revenues derived primarily from a deferred gain associated with a medicare reinsurance contract. The increase in other income is attributable to slightly higher lapse rates associated with the block of reinsured business, thus accelerating the recognition of the gain.

         Total Policyholder Benefits. Total policyholder benefits incurred for the three month period ended March 31, 1998, increased 14.5% to $37.9 million from $33.1 million for the three month period ended March 31, 1997. The increase is attributable to $1.7 million of additional death benefits for Penn Life. In addition, Penn Life policy benefits increase $3.3 million. Offsetting such increases were moderately lower incurred losses for Union Bankers amounting to $2.3 million for the three month period ended March 31, 1998 as compared with the similar period ended March 31, 1997.

         Insurance related expenses. For the three month period ended March 31, 1998 insurance related expenses (including commissions, amortization of deferred acquisition costs and amortization of present value of insurance in force) increased to $17.2 million from $13.8 million for the three month period ended March 31, 1997. A portion of the increase was the result of increased commission costs for Penn Life offset by declines in commission costs for Union Bankers. The total increase in commissions amounted to $1.1 million. Such additional commissions were derived from changes in compensation structures for the Penn Life sales force which resulted in additional commission costs of $2.2 million. The decline in Union Bankers commission costs was the result of lower new business production for the comparable periods ended March 31, 1998 and 1997. In addition, Union Bankers and Penn Life experienced higher amortization of deferred acquisition costs and present value of insurance in force resulting from declining persistency.

         Other operating expenses. Other operating expenses (including general operating, overhead and policy maintenance expenses) declined 7.1% to $11.7 million for the three month period ended March 31, 1998 from $12.6 million for the three month period ended March 31, 1997. Such decline was the result of modest improvements in the overhead expense structures of both Penn Life and Union Bankers.

RETAINED BUSINESSES

         Payroll Sales Division and Financial Services Division. The Payroll Sales Division, which includes the operations of AA Life, Professional and OLIC, markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force. Professional and OLIC provide individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs.

         Financial Services Division is comprised of Integon Life and United Life. Integon Life markets life insurance and, to a lesser extent annuity products through independent general agents who sell directly to individuals primarily in the southeastern United States. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. Since its acquisition on January 2, 1998, Southwestern Life has been integrated and managed as part of the Financial Services Division.

         Total Policy Revenues. Total policy revenues for the three month periods ended March 31, 1998 and 1997 were nearly unchanged at $69.5 million and $70.1 million, respectively. The slight decline resulted from a $1.0 million reduction in Payroll Sales Division policy revenues. Such decline was anticipated due to the Company's decision to cease marketing products through any "non-payroll" production sources. Offsetting the decline was an increase in Financial Services Division policy revenues as a result of strong new business production.

         Net Investment Income. Net investment income for the three month period ended March 31, 1998, was $85.7 million compared to $90.5 million for the three month period ended March 31, 1997. The decline was primarily derived by the need to liquidate invested assets for the Financial Services Division to cover cash flow needed for accumulation product surrenders. Total invested assets declined approximately $193.0 million from March 31, 1997, to March 31, 1998.

         Other Income. For the three month periods ended March 31, 1998 and 1997 other income declined to $6.4 million from $6.9 million, primarily as a result of lower commission income realized by Marketing One, the Company's third party marketing organization.

         Total Policy Benefits. Total policy benefits for the three month period ended March 31, 1998 were $100.2 million as compared with $86.9 million for the three month period ended March 31, 1997. The total increase in policy benefits aggregating $13.3 million resulted from an increase of approximately $9.0 million and $4.0 million for the Financial Services Division and Payroll Sales Divisions, respectively. Paid death benefits for the Financial Services Division increased $8.4 million during the three month period ended March 31, 1998 as compared with the three month period ended March 31, 1997. Death benefits incurred by the Payroll Services Division were $2.3 million higher during 1998 over the comparable period ended 1997. The modest increases in total policy benefits in addition to the increase in death benefits are the result of modest growth in underlying life and health blocks of business.

         Insurance Related Expenses. For the three month period ended March 31, 1998 insurance related expenses declined to $15.9 million from $22.2 million for the three month period ended March 31, 1997. The Financial Services division aggregated declines in amortization of deferred acquisition costs and present value of insurance in force of $4.3 million. Approximately $2.7 million of such decline was the result of unlocking future assumptions regarding the profitability of certain interest sensitive life insurance products with the remainder due to lower amortization of the present value of insurance in force from aging blocks of purchase business. Additionally, the Company estimates that $600,000 of the reduction in amortization of deferred acquisition costs and present value of insurance in force due to increased mortality associated with interest sensitive life products which resulted in lower profit margins for the period, thus reducing amortization as compared to the prior period. Insurance expenses for the Payroll Services division were nearly unchanged for the three month period ended March 31, 1998 as compared with the three month period ended March 31, 1997.

         Other Operating Expenses. Other operating expenses increased to $24.9 million for the three month period ended March 31, 1998 from $18.9 million for the three month period ended March 31, 1997. Increased operating expenses, primarily as a result efforts associated with year 2000 compliance and growth in corporate and overhead management of the Financial Services and Payroll Sales divisions resulted in approximately $6.0 million of additional operating costs.

GENERAL CORPORATE

         Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs increased for the three month period ended March 31, 1998 to $9.7 million from $8.7 million for the three month period ended March 31, 1997. The increase in interest costs was directly related to additional weighted average borrowings outstanding during the three month period ended March 31, 1998 when compared with the comparable period for 1997 as the Company's weighted average borrowing costs were nearly unchanged at
7.3 percent.

         Income Taxes. For the three month period ended period ended March 31, 1998 the Company's effective tax rate was 40.8% compared with 40.0% for the three month period ended March 31, 1997. In each of the periods, the effective rate is greater than the statutory rate of 35% primarily as a result of the non-deductibility of costs in excess of net assets acquired and foreign source income that is taxed at higher rates. The significant decline in tax expense to $5.5 million for the three month period ended March 31, 1998 as compared with $17.0 million was the result of lower operating earnings.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the Tozour Case and Miller Complaint.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1     Computation of earning per share

         15.1     Independent Auditors' Report*

         27.1     Financial Data Schedule for March 31, 1998

         27.2     Restated Financial Data Schedule for September 30, 1997

         27.3     Restated Financial Data Schedule for June 30, 1997

         27.4     Restated Financial Data Schedule for March 31, 1997

         27.5     Restated Financial Data Schedule for December 31, 1996

         27.6     Restated Financial Data Schedule for September 30, 1996

         27.7     Restated Financial Data Schedule for June 30, 1996

         27.8     Restated Financial Data Schedule for March 31, 1996

         27.9     Restated Financial Data Schedule for December 31, 1995

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

* Such exhibit is incorporated by reference to page 13 of this Form 10-Q.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PENNCORP FINANCIAL GROUP, INC.



                             By:/s/Steven W. Fickes
                                -------------------
                                Steven W. Fickes
                                President and Chief Financial Officer
                                (Authorized officer and principal accounting and financial officer of the Registrant)

Date: May 14, 1998

                                INDEX TO EXHIBITS

Exhibit Numbers

         11.1     Computation of earning per share

         15.1     Independent Auditors' Report*

         27.1     Financial Data Schedule for March 31, 1998

         27.2     Restated Financial Data Schedule for September 30, 1997

         27.3     Restated Financial Data Schedule for June 30, 1997

         27.4     Restated Financial Data Schedule for March 31, 1997

         27.5     Restated Financial Data Schedule for December 31, 1996

         27.6     Restated Financial Data Schedule for September 30, 1996

         27.7     Restated Financial Data Schedule for June 30, 1996

         27.8     Restated Financial Data Schedule for March 31, 1996

         27.9     Restated Financial Data Schedule for December 31, 1995

* Such exhibit is incorporated by reference to page 13 of this Form 10-Q.

                                                                    EXHIBIT 11.1

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Month Periods Ended
                                                                                            March 31
                                                                                      1998            1997
                                                                                  -------------  -------------
Basic net income (loss) applicable to common stock:
   Net income (loss) applicable to common stock.................................  $      (3,686) $       7,436
   Redemption Premium on Series C Preferred Stock...............................         (1,913)           --
                                                                                  -------------  -------------
                                                                                  $      (5,599) $       7,436
                                                                                  =============  =============

Diluted net income (loss) applicable to common stock:
   Net income (loss) applicable to common stock.................................  $      (3,686) $       7,436
   Redemption Premium on Series C Preferred Stock...............................         (1,913)           --
     Common stock equivalents:
       Convertible preferred stock dividend requirements........................            --             --
                                                                                  -------------  -------------
                                                                                  $      (5,599) $       7,436
                                                                                  =============  =============

                                                                                    Three Month Periods Ended
                                                                                            March 31
                                                                                      1998            1997
                                                                                  -------------  -------------
Basic:
   Shares outstanding beginning of period.......................................         28,860         28,648
   Incremental shares applicable to Stock Warrants/Stock Options................            375             73
   Acquisition of Fickes and Stone Knightsbridge Interests......................            347            --
   Treasury shares..............................................................         (1,010)          (280)
                                                                                  -------------  -------------
                                                                                         28,572         28,441
                                                                                  =============  =============
Diluted:
   Shares outstanding beginning of period.......................................         28,860         28,648
   Incremental shares applicable to Stock Warrants/Stock Options................            375            966
   Acquisition of Fickes and Stone Knightsbridge Interests......................            347            --
   Treasury shares..............................................................         (1,010)          (280)
   Conversion of 2,300 shares of $3.375 Convertible Preferred
     Stock at a rate of 2.213 common shares to 1 preferred share................            --             --
   Conversion of 2,875 shares of $3.50 Series II Convertible Preferred
     Stock at a rate of 1.4327 common shares to 1 preferred share...............            --             --
                                                                                  -------------  -------------
                                                                                         28,572         29,334
                                                                                  =============  =============