Form 10-Q
period 1998-06-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1998-08-19
CIK 890449

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

                  For the quarterly period ended June 30, 1998

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                 13-3543540
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)
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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of August 11, 1998, was 30,064,070.



--------------------------------------------------------------------------------

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I -- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations........................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Review by Independent Certified Public Accountants..........16
                  Independent Auditors' Review Report.........................17
         Item 2. Management's Discussion And Analysis of
                    Financial Condition and Results of Operations.............18

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings............................................28
         Item 4. Submission of Matters to a Vote of Security Holders..........28
         Item 5. Other Information............................................29
         Item 6. Exhibits and Reports on Form 8-K.............................29

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       June 30,    December 31,
                                                                                         1998          1997
                                                                                    -------------  ------------
                                                                                     (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  3,833,653   $  2,718,982
   Equity securities available for sale, at fair value............................        28,079         30,257
   Mortgage loans on real estate..................................................       276,578        240,879
   Policy loans...................................................................       244,637        145,108
   Short term investments.........................................................       111,812         84,141
   Other investments..............................................................        39,628         95,875
                                                                                    ------------   ------------
       Total investments..........................................................     4,534,387      3,315,242

Cash..............................................................................           --          24,872
Accrued investment income.........................................................        59,037         43,312
Accounts and notes receivable.....................................................        33,322         46,655
Investments in unconsolidated affiliates..........................................           --         183,158
Present value of insurance in force...............................................       213,342        263,889
Deferred policy acquisition costs.................................................       189,907        310,117
Costs in excess of net assets acquired and other intangibles......................       157,835        116,544
Other assets......................................................................       467,160        420,346
Assets of businesses held for sale................................................       964,053            --
                                                                                    ------------   ------------
       Total assets...............................................................  $  6,619,043   $  4,724,135
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals................................................  $  4,459,280   $  3,289,925
   Notes payable..................................................................       548,453        359,755
   Income taxes, primarily deferred...............................................           --          59,125
   Accrued expenses and other liabilities.........................................       221,701        135,227
   Liabilities of businesses held for sale........................................       664,053            --
                                                                                    ------------   ------------
       Total liabilities..........................................................     5,893,487      3,844,032
                                                                                    ------------   ------------

Mandatory redeemable preferred stock:
   Series C, $.01 par value, $100 initial redemption value; authorized, issued
     and outstanding-- at June 30, 1998, and 178,500 at December 31, 1997.........           --          19,867
Shareholders' Equity:
   $3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value;
     authorized issued and outstanding 2,300,000 at June 30, 1998, and
     December 31, 1997............................................................       110,513        110,513
   $3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized issued and outstanding 2,875,000 at June 30, 1998, and
     December 31, 1997............................................................       139,157        139,157
   Common stock, $.01 par value; authorized 100,000,000; issued and
     outstanding 29,917,907 at June 30, 1998, and 28,860,206 at December 31, 1997.           302            289
   Additional paid-in capital.....................................................       431,298        397,590
   Accumulated other comprehensive income.........................................        39,027         35,034
   Retained earnings..............................................................        38,619        211,055
   Treasury shares................................................................       (32,130)       (32,130)
   Notes receivable secured by common stock.......................................        (1,230)        (1,272)
                                                                                    ------------   ------------
       Total shareholders' equity.................................................       725,556        860,236
                                                                                    ------------   ------------
       Total liabilities and shareholders' equity.................................  $  6,619,043   $  4,724,135
                                                                                    ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Month Periods Ended        Six Month Periods Ended
                                                            June 30,                         June 30,
                                                 -------------------------------  ------------------------------
                                                     1998              1997           1998              1997
                                                 -------------    --------------  -------------    -------------
REVENUES:
   Premiums, principally accident and sickness.  $      89,171    $       62,243  $     178,596    $     128,720
   Interest sensitive product policy charges...         29,122            23,050         59,211           46,276
   Net investment income.......................         92,318            68,218        188,533          136,764
   Other income................................          9,912             5,391         21,233           11,431
   Net gains from sale of investments..........          7,365             4,706          8,888            8,533
                                                 -------------    --------------  -------------    -------------
       Total revenues..........................        227,888           163,608        456,461          331,724
                                                 -------------    --------------  -------------    -------------

BENEFITS AND EXPENSES:
   Claims incurred.............................         77,043            50,555        158,999           95,210
   Change in liability for future policy
     benefits and other policy benefits........         80,609            24,344        132,670           54,452
   Amortization of present value of insurance
     in force and deferred policy acquisition
     costs.....................................         26,966            20,735         50,939           41,554
   Amortization of costs in excess of net
     assets acquired and other intangibles.....          3,915             2,617          7,657            4,895
   Underwriting and other administrative
     expenses..................................         57,934            29,707        101,195           60,243
   Interest and amortization of deferred debt
     issuance costs............................         10,356             5,430         20,273            9,817
   Restructuring charges (benefits)............         (1,756)              --           6,261           19,071
   Impairment provision associated with assets
     of businesses held for sale...............        140,485               --         140,485              --
                                                 -------------    --------------  -------------    -------------
       Total benefits and expenses.............        395,552           133,388        618,479          285,242
                                                 -------------    --------------  -------------    -------------
Income (loss) before income taxes, equity in
   earnings of unconsolidated affiliates and
   extraordinary charge........................       (167,664)           30,220       (162,018)          46,482
       Income taxes (benefit)..................         (8,216)           10,897         (5,459)          18,454
                                                 -------------    --------------  -------------    -------------
Income (loss) before equity in earnings of
   unconsolidated affiliates and extraordinary
   charge......................................       (159,448)           19,323       (156,559)          28,028
       Equity in earnings of unconsolidated
          affiliates...........................            --             (1,240)           --             2,418
                                                 -------------    --------------  -------------    -------------
Income (loss) before extraordinary charge......       (159,448)           18,083       (156,559)          30,446
       Extraordinary charge....................            --                --          (1,671)             --
                                                 -------------    --------------  -------------    -------------
Net income (loss)..............................       (159,448)           18,083       (158,230)          30,446
       Preferred stock dividend requirements...          4,456             4,874          9,360            9,801
                                                 -------------    --------------  -------------    -------------
Net income (loss) applicable to common stock...  $    (163,904)   $       13,209  $    (167,590)   $      20,645
                                                 =============    ==============  =============    =============

PER SHARE INFORMATION:
Basic:
   Net income (loss) applicable to common
     stock before extraordinary charge.........  $       (5.60)   $         0.47  $       (5.80)   $        0.73
       Extraordinary charge....................            --                --           (0.06)             --
                                                 -------------    --------------  -------------    -------------
   Net income (loss) applicable to common stock  $       (5.60)   $         0.47          (5.86)            0.73
                                                 =============    ==============  =============    =============
   Common shares used in computing basic
     earnings (loss) per share.................         29,266            28,042         28,921           28,122
                                                 =============    ==============  =============    =============
Diluted:
   Net income (loss) applicable to common
     stock before extraordinary charge.........  $       (5.60)   $         0.45  $       (5.80)   $        0.71
       Extraordinary charge....................            --                --           (0.06)             --
                                                 -------------    --------------  -------------    -------------
   Net income (loss) applicable to common stock  $       (5.60)   $         0.45  $       (5.86)   $        0.71
                                                 =============    ==============  =============    =============

   Common shares used in computing diluted
     earnings (loss) per share.................         29,266            33,932         28,921           28,969
                                                 =============    ==============  =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six Month Periods Ended
                                                                                             June 30,
                                                                                      1998              1997
                                                                                  -------------    -------------
Cash flows from operating activities:
   Income (loss) before equity in earnings of unconsolidated affiliates and
     extraordinary charge.......................................................  $    (156,559)   $      28,028
   Adjustments to reconcile income before equity in earnings of unconsolidated affiliates and extraordinary charge to net cash provided (used) by operating activities:
       Impairment provision associated with assets of businesses held for sale..        140,485              --
       Capitalization of deferred policy acquisition costs......................        (67,580)         (56,029)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net........         56,899           48,329
       Increase (decrease) in policy liabilities, accruals and other
         policyholder funds.....................................................         36,565             (855)
       Sales of trading securities..............................................            --            29,914
       Other, net...............................................................         (4,720)          (2,677)
                                                                                  -------------    -------------
           Net cash provided by operating activities............................          5,090           46,710
                                                                                  -------------    -------------
Cash flows from investing activities:
   Cash expended in acquisitions of businesses, net of cash
     acquired $8,129 in 1998....................................................        (74,642)             --
   Purchases of invested assets.................................................       (536,101)        (782,317)
   Sales of invested assets.....................................................        211,370          663,906
   Maturities of invested assets................................................        373,683          123,594
   Other, primarily short term investments, net.................................        105,563           16,119
                                                                                  -------------    -------------
       Net cash provided by investing activities................................         79,873           21,302
                                                                                  -------------    -------------
Cash flows from financing activities:
   Issuance of common stock.....................................................              7            3,497
   Treasury stock purchase......................................................            --           (21,440)
   Additional borrowings........................................................        200,000          160,000
   Reduction in notes payable...................................................       (126,316)        (100,139)
   Redemption of preferred stock................................................             (7)         (14,706)
   Dividends on preferred and common stock......................................        (11,752)         (11,762)
   Receipts from interest sensitive polices credited to
     policyholder account balances..............................................        186,126          106,379
   Return of policyholder account balances on interest sensitive products.......       (362,467)        (229,378)
   Other, net...................................................................          2,901            4,245
                                                                                  -------------    -------------
       Net cash used by financing activities....................................       (111,508)        (103,304)
                                                                                  -------------    -------------
       Net decrease in cash.....................................................        (26,545)         (35,292)
Cash at beginning of period.....................................................         24,872           39,464
                                                                                  -------------    -------------
Cash (deficit) at end of period (including $2,216 of cash classified as assets
   of businesses held for sale in 1998).........................................  $      (1,673)   $       4,172
                                                                                  =============    =============
Supplemental disclosures:
     Income taxes paid..........................................................  $       4,866    $       2,427
                                                                                  =============    =============
     Interest paid..............................................................  $      16,201    $       8,061
                                                                                  =============    =============
Non-cash financing activities:
     Redemption of Series C Preferred stock.....................................  $      22,227    $         --
                                                                                  =============    =============
     Issuance of common stock associated with the acquisition of the
       Fickes and Stone Knightsbridge Interests.................................  $       8,500    $         --
                                                                                  =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to as "Penn Life"); Peninsular Life Insurance Company ("Peninsular"); Professional Insurance Corporation ("Professional"); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company
("Constitution"), Union Bankers Insurance Company ("Union Bankers"), and Marquette National Life Insurance Company ("Marquette"); Integon Life Insurance Corporation ("Integon Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life"); Knightsbanc Management, LLC ("Knightsbanc Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX"), an Internet Service Provider; and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents.

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments necessary to fairly present the financial position as of June 30, 1998, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated. Results of operations for interim periods are not necessarily indicative of results for the entire year. All dollar amounts presented hereafter, except share amounts, are stated in thousands. Certain amounts from prior periods have been reclassified to conform to the current presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, policy liabilities and accruals, present value of insurance in force, costs in excess of net assets acquired and deferred taxes. In addition, the Company must determine the requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. As additional information becomes available, or actual amounts are determinable, the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. In all instances, actual results could differ from estimates.

         The Company has been closely monitoring the development of claims reserve experience associated with its Career Sales Division. The methodology previously utilized has experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership. For the three and six month periods ended June 30, 1998, the Company changed its methodology in recording these reserves. As a result of the trends and change in methodology the Company increased claims reserves estimates for the Career Sales Division by $20,000. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations as a change in accounting estimate for the three and six month periods ended June 30, 1998.

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $500,300 and $487,700 as of June 30, 1998 and December 31, 1997, respectively. Emerging experience on these products, if preliminary trends continue, would require the Company to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. BASIS OF PRESENTATION (Continued)

management actions, which would mitigate the financial impact of these trends. Types of management actions that would be considered include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation. The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

         The financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items included in the Company's presentation of comprehensive income, in addition to net income applicable to common stock, are unrealized foreign currency translation gains and losses and unrealized gains and losses on securities available for sale.

         Comprehensive income (loss) for the three and six month periods ended June 30, 1998 and 1997, is as follows:

                                                                               Three Month Periods Ended
                                                                                 1998             1997
                                                                            -------------     -------------
           Net income (loss)..............................................  $    (163,904)    $      13,209
           Foreign currency translation adjustment........................         (4,251)             (130)
           Unrealized gain on securities available for sale...............          6,148            50,789
                                                                            -------------     -------------
           Comprehensive income (loss)....................................  $    (162,007)    $      63,868
                                                                            =============     =============

                                                                                Six Month Periods Ended
                                                                                 1998             1997
                                                                            -------------     -------------

           Net income (loss)..............................................  $    (167,590)    $      20,645
           Foreign currency translation adjustment........................         (2,382)           (1,957)
           Unrealized gain (loss) on securities available for sale........          6,375            (3,520)
                                                                            -------------     -------------
           Comprehensive income (loss)....................................  $    (163,597)    $      15,168
                                                                            =============     =============

2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         The Securities and Exchange Commission ("SEC") has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about the Company's risks which are inherent in market risk sensitive instruments. The required quantitative and qualitative information are to be disclosed outside the consolidated financial statements and related notes thereto. These rule amendments are effective for all of the Company's Form 10-K and Form 10-Q filings beginning with the 10-K as of and for the twelve month period ended December 31, 1998. The Company is currently evaluating the impact of these additional disclosure requirements on its financial statements and reports.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 by the Financial Accounting Standards Board (the "FASB"). This Statement requires that companies disclose segment data

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (Continued)

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

         In  December   1997,  the  American   Institute  of  Certified   Public
Accountants ("AICPA") issued Statement of Position ("SOP") 97-3. SOP 97-3 provides: (1) guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, (2) guidance on how to measure the liability, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and (4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption is encouraged. Previously issued annual financial statements are not restated. The Company will report the effect of initially adopting this SOP in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The Company is currently evaluating the financial impact, which is expected to be immaterial, as well as the changes to its related disclosures which will be included in the annual financial statements as of and for the twelve month period ended December 31, 1998.

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

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the financial impact as well as the changes to its related disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. The Company is evaluating SFAS No.133 and has not determined its effect on the consolidated financial statements.

3. ACQUISITIONS AND OTHER TRANSACTIONS

         On January 2, 1998, following shareholder approval at the Company's 1997 annual meeting of shareholders, the Company consummated the acquisition, from Knightsbridge Capital Fund I, LP (the "Knightsbridge Fund") and Messrs. Steven W. Fickes and David J. Stone, directors and executive officers of the Company, of their respective holdings of common stock and, in the case of the Knightsbridge Fund, common stock warrants of SW Financial (collectively, the "SW Financial Controlling Interest") for an aggregate purchase price of $73,658 (not including acquisition expenses). The fair value

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

of net assets acquired amounted to $45,520 resulting in $28,138 of costs in excess of net assets acquired which will be amortized over 30 years.

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

         As part of the acquisition of the SW Financial Controlling Interest, the Company utilized funds available under its revolving credit facility to refinance $115,015 of SW Financial notes payable at a more favorable interest rate structure. As a result of such refinancing and the write-off of the associated deferred financing costs, the Company realized an after-tax extraordinary charge of $1,671 for the six month period ended June 30, 1998.

         The acquisition of the SW Financial Controlling Interest has been accounted for as a step purchase transaction in accordance with generally accepted accounting principles, and accordingly, preliminary fair values of assets and liabilities acquired have been determined as of January 2, 1998. The purchase allocation is expected to be completed by December 1998.

         On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, the Company consummated the acquisition of the interests of Messrs. Fickes and Stone in Knightsbridge Management, Knightsbridge Capital LLC and Knightsbridge Consultants LLC (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $11,382 (not including acquisition expenses). Messrs. Fickes and Stone will each receive consideration in the form of estimated annual interest payments, ranging from $301 to $330, beginning April 15, 1997 and due each year thereafter through 2001 and issuance by PennCorp of 173,160 shares of the Company's Common Stock to each of Messrs. Fickes and Stone on April 15, 2001. Mr. Stone was issued his 173,160 shares in July 1998 which he pledged to financial institutions in connection with his appeal of a judgment awarded against him and his spouse and therefore, will not receive the annual cash payment. See Part II--Item 5 "Other Information." The fair value of net assets acquired amounted to $(1,701) resulting in $13,083 of costs in excess of net assets acquired which will be amortized over seven years.

         The acquisition of the Fickes and Stone Knightsbridge Interests has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, preliminary fair values of assets and liabilities acquired were recorded as of the acquisition date which became the new accounting basis. The purchase allocation is expected to be completed by December 1998.

         On February 18, 1998, the Company announced it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division.

         On August 13 and 14, 1998, the Company received written proposals from prospective purchasers for its Career Sales Division. The proposals provided the Company with additional evidence of the value it would likely receive as a result of a sale of Career Sales Division to a financial buyer. Based upon internal estimates and the receipt of proposals, the Company reduced the carrying value of the assets held for sale by $140.5 million during the six month period ended June 30, 1998. The Company has decided to enter into exclusive negotiations with one of the prospective purchasers.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

         The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of: (i) the acquisition of the SW Financial Controlling Interest including financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including financing thereof ((i) and (ii) collectively the SW Financial pro forma). The pro forma statements of operations for the three and six month periods ended June 30, 1997, gives effect to the foregoing as though each had occurred on January 1, 1997. The unaudited selected pro forma financial information does not include the pro forma statement of operations for the three and six month periods ended June 30, 1998, as the unaudited selected pro forma financial information is materially equivalent to the results of operations for the three and six month periods ended June 30, 1998. This unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997, or results which may occur in the future.

         The Company's decision to dispose of the Career Sales Division, within a period of time not likely to exceed one year, results in the assets and liabilities of the Career Sales Division being considered "assets and liabilities held for sale," and as such segregated from those of the Retained Businesses for purposes of presentation of the Company's consolidated balance sheet. The Retained Businesses unaudited selected pro forma balance sheet information reflects such segregation as of December 31, 1997.

     (In thousands, except per share amounts)                                                   (Unaudited)
                                                                                               SW Financial
                                                                                 As Reported     Pro forma
     For the three month period ended June 30,                                      1997           1997
     ------------------------------------------------------------------------   -------------  -------------
     Total revenues..........................................................   $     163,608  $     236,152
     Net income..............................................................          18,083         17,104
     Net income applicable to common stock...................................          13,209         12,230
     Per share information:
       Net income applicable to common stock-basic...........................   $        0.47  $        0.44
       Net income applicable to common stock-diluted.........................            0.45           0.42

                                                                                                (Unaudited)
                                                                                               SW Financial
                                                                                 As Reported     Pro forma
     For the six month period ended June 30,                                        1997            1997
     ------------------------------------------------------------------------   -------------  -------------

     Total revenues..........................................................   $     331,724  $     478,875
     Net income..............................................................          30,446         30,242
     Net income applicable to common stock...................................          20,645         20,458
     Per share information:
       Net income applicable to common stock-basic...........................   $        0.73  $        0.73
       Net income applicable to common stock-diluted.........................            0.71           0.71

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

                                                                                                  (Unaudited)
                                                                                                    Retained
                                                                                SW Financial       Businesses
                                                                As Reported     Pro forma          Pro forma
   As of December 31,                                              1997             1997              1997
   ---------------------------------------------------------  -------------     -------------    -------------
   Investments and cash.....................................  $   3,340,114     $   5,326,882    $   4,655,522
   Insurance assets.........................................        617,318           840,764          470,050
   Other assets.............................................        766,703           799,242          623,300
   Assets of businesses held for sale.......................            --                --         1,218,016
                                                              -------------     -------------    -------------
     Total assets...........................................  $   4,724,135     $   6,966,888    $   6,966,888
                                                              =============     =============    =============

   Insurance liabilities....................................  $   3,289,925     $   5,232,139    $   4,638,392
   Long-term debt...........................................        359,755           550,505          550,505
   Other liabilities........................................        194,352           295,641          178,520
   Liabilities of businesses held for sale..................            --                --           710,868
   Redeemable preferred stock...............................         19,867            19,867           19,867
   Shareholders' equity.....................................        860,236           868,736          868,736
                                                              -------------     -------------    -------------
     Total liabilities and shareholders' equity.............  $   4,724,135     $   6,966,888    $   6,966,888
                                                              =============     =============    =============

         For the three and six month periods ended June 30, 1998 and 1997, the Company has prepared the following unaudited selected pro forma financial information, for both the Businesses Held for Sale and the Retained Businesses, which considers the impact of: (i) restructuring charges including period costs,
(ii) gains or losses on the sale of investments and associated amortization of deferred acquisition costs and present value of insurance in force as the result of gains or losses on the sale of investments, and (iii) the impact of the Company's decision to dispose of the Career Sales Division ((i), (ii) and (iii) collectively, operating income). In addition, the 1997 unaudited selected pro forma financial information considers the impact of the: (i) acquisition of the SW Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

         The Company has prepared such information as it believes that the acquisition of the: (i) SW Financial Controlling Interest, (ii) the intended disposition of the Career Sales Division, and (iii) the restructuring charge and period costs are material enough to make historical comparative results for the three and six month periods ended June 30, 1998 and 1997, respectively, not meaningful as well as facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

         The unaudited selected pro forma financial information for the three and six month periods ended June 30, 1997, gives effect to the acquisition of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests and the financing of each such acquisition as though each had occurred on January 1, 1997.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

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

                                     SELECTED PRO FORMA FINANCIAL INFORMATION
                                                    (Unaudited)

                                                                        Businesses Held for Sale
                                                      ------------------------------------------------------------
                                                                Three Month                    Six Month
                                                               Period Ended                  Period Ended
                                                                 June 30,                      June 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
----------------------------------------------------  -------------   -------------  -------------  --------------
                     (In thousands)
Revenues:
   Policy revenues..................................  $      52,329   $      55,181  $     106,374  $      112,302
   Net investment income............................         11,334          12,269         21,826          21,650
   Other income.....................................          2,961           4,487          7,113           9,349
                                                      -------------   -------------  -------------  --------------
                                                             66,624          71,937        135,313         143,301
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         59,795          39,887         97,693          72,633
   Insurance related expenses.......................         15,743          13,499         32,315          26,434
   Other operating expenses.........................         10,040           8,697         20,644          17,470
                                                      -------------   -------------  -------------  --------------
                                                             85,578          62,083        150,652         116,537
                                                      -------------   -------------  -------------  --------------
     Pre-tax operating income (loss) before interest  $     (18,954)  $       9,854  $     (15,339) $       26,764
                                                      =============   =============  =============  ==============

                                                                            Retained Business
                                                      ------------------------------------------------------------
                                                                Three Month                    Six Month
                                                               Period Ended                  Period Ended
                                                                 June 30,                      June 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
----------------------------------------------------  -------------   -------------  -------------  --------------
                     (In thousands)
Revenues:
   Policy revenues..................................  $      65,964   $      66,230  $     131,433  $      136,312
   Net investment income............................         80,984          86,278        166,707         177,250
   Other income.....................................          6,951           6,016         14,120          12,929
                                                      -------------   -------------  -------------  --------------
                                                            153,899         158,524        312,260         326,491
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         97,857          89,972        193,976         177,271
   Insurance related expenses.......................         21,373          16,363         37,242          30,792
   Other operating expenses.........................         40,515          22,532         67,129          47,297
                                                      -------------   -------------  -------------  --------------
                                                            159,745         128,867        298,347         255,360
                                                      -------------   -------------  -------------  --------------
     Pre-tax operating income (loss) before interest  $      (5,846)  $      29,657  $      13,913  $       71,131
                                                      =============   =============  =============  ==============

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

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. SOUTHWESTERN LIFE INVESTMENT (Continued)

As a result,  the Company had an economic  interest in SW Financial  aggregating
78.0 percent. Retained earnings of the Company include undistributed earnings of SW Financial aggregating $40,919 as of December 31, 1997.

         On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 3).

         Financial information for SW Financial is provided below:

                                       CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                           December 31, 1997
                                                                                           -----------------
         ASSETS:
           Invested assets................................................................   $   2,026,768
           Insurance assets...............................................................         114,395
           Other assets...................................................................         283,717
                                                                                             -------------
                Total assets..............................................................   $   2,424,880
                                                                                             =============

         LIABILITIES AND SHAREHOLDERS' EQUITY:
           Policy liabilities and accruals................................................   $   1,942,214
           Notes payable..................................................................         154,750
           Accrued expenses and other liabilities.........................................          98,509
           Mandatory redeemable preferred stock...........................................          36,891
           Shareholders equity............................................................         192,516
                                                                                             -------------
                Total liabilities and shareholders' equity................................   $   2,424,880
                                                                                             =============

                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                            Three Month        Six Month
                                                                           Period Ended       Period Ended
                                                                          -------------      -------------
                                                                                    June 30, 1997
                                                                          --------------------------------
         REVENUES:
           Policy revenues..............................................  $      36,118      $      73,618
           Net investment income........................................         31,333             63,228
           Other income.................................................          4,235              9,093
           Net gains from sale of investments...........................            535                550
                                                                          -------------      -------------
                Total revenues..........................................         72,221            146,489
                                                                          -------------      -------------

         BENEFITS AND EXPENSES:
           Policyholder benefits........................................         54,960            100,242
           Amortization.................................................          5,865             11,887
           Underwriting and other administrative expenses...............          8,955             19,207
           Interest and amortization of deferred debt issuance costs....          3,444              6,880
                                                                          -------------      -------------
                Total benefits and expenses.............................         73,224            138,216
                                                                          -------------      -------------
         Income (loss) before income taxes..............................         (1,003)             8,273
                Income taxes............................................            146              3,799
                                                                          -------------      -------------
         Net income (loss)..............................................         (1,149)             4,474
                Preferred stock dividend requirements...................            744              1,472
                                                                          -------------      -------------
         Net income (loss) applicable to common stock...................  $      (1,893)     $       3,002
                                                                          =============      =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. RESTRUCTURING CHARGES

         In the third quarter of 1996, the Company initiated a strategic business evaluation designed to consolidate certain of its operating locations and corporate functions.

         As a result of the initiative to implement an operating division structure, the Company began to realign its existing companies and incurred restructuring, of $-- and $19,071, and period costs, of $1,595 and $3,576, for the three and six month periods ended June 30, 1997, respectively, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit.

         The Company estimates approximately $108 and $192 of period costs associated with the 1997 restructuring charge were incurred during the three and six month periods ended June 30, 1998.

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring, of $-- and $11,767, and period costs, of $266 and $268, for the three and six month periods ended June 30, 1998, respectively, directly and indirectly associated with the divisional restructuring.

         During the six month period ended June 30, 1998, the Company re-evaluated the 1997 restructuring charge and reduced certain accruals by $3,750 as a result of the final determination regarding the abandonment of certain assets.

         During the three month and six month period ended June 30, 1998, the Company re-evaluated the 1998 restructuring charge and reduced certain accruals by $1,756 as a result of the final determination regarding contract termination fees and certain impaired assets.

6. REDEMPTION OF PREFERRED STOCK AND CERTAIN EQUITY TRANSACTIONS

         A portion of the consideration for the acquisition of the Fickes and Stone Knightsbridge Interests included 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3 and $8,497, respectively, for the six month period ended June 30, 1998.

         Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provisions of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7 and $22,220, respectively, as well as reduce retained earnings by $1,913 reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation for the six month period ended June 30, 1998.

         During the six month period ended June 30, 1998, certain employees exercised stock options and warrants resulting in the issuance of 341,216 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3 and $2,725, respectively.

7. COMMITMENTS AND CONTINGENCIES

         In connection with the potential  leveraged  buyout of the Career Sales

Division, the sales force of Penn Life agreed to a reduction in the commission rates over the life of the policy contract on new sales on and after January 1, 1998, in exchange for the opportunity to participate in the equity in the newly-formed leveraged entity. Discussions have also been held relating to equity incentive programs based on sales production and persistency measures. Additionally, the Company has held discussions with a marketing organization, in which it has contracted with for the development and marketing of

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. COMMITMENTS AND CONTINGENCIES (Continued)

products focused on the senior marketplace, concerning the issuance of equity in the newly-formed leveraged entity based on a percentage of profits contributed by such marketing organization. If the Company disposes of its Career Sales Division in a form other than a leveraged purchased transaction, or decides not to dispose of its Career Sales Division, then the Company will pursue alternatives with the Penn Life sales force in light of the modifications to commissions associated with new business production after January 1, 1998 and with the marketing organization in light of the marketing contract.

         The North Carolina Attorney General's Office (the "NCAG") has initiated an inquiry concerning a certain life insurance product historically sold by Integon Life and representations allegedly made by Integon Life's agents and officers with respect to waiving insurance charges after the eighth policy year for non-smoker insureds. The NCAG has indicated that Integon Life may be estopped to change its current practice of waiving the cost of the insurance because of certain representations made by agents and officers of Integon Life. Although Integon Life has waived the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy anniversary, this waiver is not guaranteed under the life insurance contract. The contract specifically allows Integon Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract. Integon Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract.

         The Pennsylvania Department of Insurance is in the process of completing its examination of Pennsylvania Life Insurance Company ("PLIC") as of December 31, 1996. Certain actuarial reserving issues are still under review both by the Company and the Department of Insurance. Preliminary actuarial findings by the Department indicate that PLIC may have incorrectly utilized certain assumptions when calculating policy reserves associated with its long term care insurance products sold during the early 1990's. The Company has considered the preliminary actuarial findings and has reflected, as necessary, the estimated impact of the changes in reserves estimates in its financial statement prepared in accordance with generally accepted accounting principles. The potential increase in statutory reserve estimates ranges from approximately $11.0 to $25.0 million. Additionally, the Department has indicated that PLIC's historical method of calculating statutory claims reserves may not provide the most accurate determination of claims reserves estimates. PLIC is evaluating differing methods for determining its claims estimates on a statutory basis. Such differing methods could likely produce materially different claims reserves estimates. Should PLIC need to substantially increase its policy benefit or claims reserves estimates it is likely that PLIC's risk-based capital ratios would decline, without further management action, to a level which could require certain actions be taken by the Pennsylvania Department of Insurance. The Company and PLIC are actively pursuing means to raise risk-based capital ratios. There can be no assurance that the Company or PLIC will be successful in obtaining such capital.

         As a result of the impairment provision associated with Businesses Held for Sale recorded during the period ended June 30, 1998, the Company was in default with respect to certain net worth and leverage covenants associated with its senior revolving credit facility. The Company has received a waiver from compliance with such covenants for a period of 45 days (ending September 29, 1998). The Company is discussing, with the institutions which have made commitments to the Company under its senior revolving credit facility, a further extension of the waiver pending a disposition of the Career Sales Division although there can be no assurance that such an extension will be granted.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The June 30, 1998 and 1997, financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

         The report of KPMG Peat Marwick LLP commenting upon their review is included on the following page.


                  (Remainder of Page Intentionally Left Blank)

                       INDEPENDENT AUDITORS' REVIEW REPORT

         The  Board  of  Directors and Shareholders of PennCorp Financial Group,
Inc.

         We have reviewed the accompanying consolidated balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, and consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

         As discussed in Note 1, the Company changed its method of recording claim reserves associated with disability income products of the Career Sales Division. The effect of the change in methodology is inseparable from the effect of the change in accounting estimates and is accordingly reflected in operations as a change in accounting estimate for the three and six month periods ended June 30, 1998.





/S/KPMG PEAT MARWICK LLP
Dallas, Texas
August 17, 1998

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

         The following discussion should also be read in conjunction with the unaudited consolidated financial statements and related notes of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT

         Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of policies; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"), which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's ability to successfully complete its year 2000 remediation efforts and (10) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

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

         Acquisitions and Other Transactions. On December 31, 1997, PennCorp shareholders approved the acquisition of the SW Financial Controlling Interest through the assignment by Messrs. Fickes and Stone and the Knightsbridge Fund (the "Controlling Parties") of certain rights, including common stock and, in the case of the Knightsbridge Fund, common stock equivalents of SW Financial. The acquisition was consummated on January 2, 1998 resulting in the Controlling Parties receiving aggregate cash consideration of $73.8 million (not including acquisition expenses).

         In addition, PennCorp shareholders also approved the acquisition of the interests of the Fickes and Stone Knightsbridge Interests for total consideration estimated to be $11.4 million. Messrs. Fickes and Stone will each receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, beginning April 15, 1997, and due each year thereafter through 2001 and issuance by PennCorp of 173,160 shares of the Company's Common

Stock to each of Messrs. Fickes and Stone on April 15, 2001. The Company issued 173,160 shares to Mr. Stone in July 1998. See Part II--Item 5 "Other Information."

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

         On August 13 and 14, 1998, the Company received written proposals from prospective purchasers for its Career Sales Division. If accepted, there can be no assurance that the Company will enter into a definitive agreement with such purchaser or that the transaction will be consummated. The proposals provided the Company with additional evidence of the value it would likely receive as a result of a sale of Career Sales Division to a financial buyer. Based upon internal estimates and the receipt of proposals, the Company reduced the carrying value of the assets held for sale by $140.5 million during the six month period ended June 30, 1998. The Company has decided to enter into exclusive negotiations with one of the prospective purchasers.

         Strategic Review of Business Units and Restructuring Charges. As a result of the tremendous growth of the Company, the diversification of the underlying business units resulting from acquisitions over time, the Company began a strategic business evaluation during the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division.

         As a result, the Company began to realign its existing operating companies and incurred restructuring, of $-- and $19.1 million, and period costs, of $1.6 million and $3.6 million, for the three and six month periods ended June 30, 1997, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit.

         The Company estimates approximately $108,000 and $192,000 of period costs associated with the 1997 restructuring charge were incurred during the three and six month periods ended June 30, 1998.

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring, of $-- and $11.8 million, and period costs, of $266,000 and $268,000, for the three and six month periods ended June 30, 1998, respectively, directly and indirectly associated with divisional restructuring.

         During the six month period ended June 30, 1998, the Company re-evaluated the 1997 restructuring charge and reduced certain accruals by $3.8 million as a result of the final determination regarding the abandonment of certain assets.

         During the three and six month periods ended June 30, 1998, the Company re-evaluated the 1998 restructuring charge and reduced the certain accruals by $1.8 million as a result of the final determination regarding contract termination fees and certain impaired assets.

         In addition, the Company may record additional restructuring or other charges during 1998 as a result of the Company's decision to consolidate certain operations into its Dallas location.

YEAR 2000 ISSUES

         Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the Company's principal businesses with which it interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction reporting. Transaction reporting in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to complete year 2000 remediation efforts associated with these highly complex and interdependent systems could lead to a significant business interruption. Such an interruption could result in a decline in current and long-term profitability and business franchise value.

         The Company's overall year 2000 compliance initiatives, includes the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems); processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and follows up periodically.

         The Company has engaged certain outside vendors and focused certain employees full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections during the second quarter of 1998, the Company anticipates incurring internal and external costs of $9.1 million during the remainder of 1998 and early 1999. The Company estimates it has incurred internal and external costs aggregating $3.1 million and $5.4 million for the three and six month periods ended June 30, 1998.

         Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1998. In addition, the Career Sales Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of certain components of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems. Currently the Company, based upon internal assessment metrics, believes that the Career Sales Division is 89.9% complete with respect to its year 2000 remediation efforts of critical business systems and should be year 2000 compliant by December 31, 1998. The Payroll Sales Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during 1998. The Company believes that the Payroll Sales Division, other than AA Life, is 85.0% complete with its compliancy effort for critical business systems. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life is relying on contracted vendor resources in order to complete its upgrade process. Based upon similar internal metrics analysis, AA Life has completed 43.7% of the total effort required for its critical business systems to be year 2000 compliant and expects to be year 2000 compliant by December 31, 1998. The Company's Financial Services Division has only recently begun its year 2000 remediation efforts. Those efforts are dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently the Company believes that the Financial Services Division is 39.4% complete with remediation efforts associated with its critical business systems and expects such systems to be year 2000 compliant by March 31, 1999.

         Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company has recently begun developing various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure. The Company expects the analysis of the contingency plans and potential action steps to be completed by December 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's liquidity requirements are funded primarily by its insurance subsidiaries through payments of principal and interest due under surplus debentures, management and investment management fees, tax sharing payments, and dividends. These sources of liquidity are reasonably predictable.

         During the six month periods ended June 30, 1998 and 1997, respectively, the Company received approximately $36.1 million and $21.2 million in interest payments on surplus debentures and dividends from its insurance subsidiaries and paid approximately $31.0 million and $21.8 million in interest, operating costs and preferred stock and common stock dividends during the six month periods, respectively. For the remainder of 1998, the Company anticipates receiving approximately $34.0 million in interest payments on surplus debentures and dividends from its insurance subsidiaries. The Company anticipates cash requirements of $18.9 million for interest, $11.8 million for preferred and common stock dividends and $1.0 million for operating expenses. Additionally, the Company may need approximately $12.0 million of liquidity to fund its restructuring efforts. Additional liquidity could also be required to bolster the statutory capital and surplus of PennLife. See Managements' Discussion and Analysis--Regulatory Matters.

         Based upon year to date statutory operating results and projected operating results for the remainder of 1998, the Company anticipates liquidity in the form of surplus debenture interest payments and insurance company dividends to be approximately $53.0 million to $63.0 million for 1999. Anticipated cash requirements of the Company for interest payments of $38.0 million and common and preferred dividends of $23.6 million during 1999.

         To fund the potential shortfall in cash sources for the remainder of 1998 and 1999, the Company anticipates liquidating non-core assets whose value the Company expects to approximate $35.0 million. The Company has also decided to enter into exclusive negotiations with a prospective purchaser of the Career Sales Division, which, if consummated, would provide the Company with material cash proceeds. In addition, the Company has available $16.0 million under its senior revolving credit facility. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

         As a result of these anticipated actions, management believes the Company has sufficient financial flexibility and projected liquidity sources to meet all cash requirements for the remainder of 1998 and likely for 1999. However, there can be no assurances actual liquidity sources will develop as currently projected. In the event of a shortfall of actual liquidity sources, the Company will explore options to generate any necessary liquidity such as:
(i) the sale of non-strategic subsidiaries, (ii) obtain regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time) and (iii) borrowing on a secured basis. If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

         During 1997, the Company initiated a stock repurchase program in which the Company was authorized by its Board of Directors to purchase up to 4.5 million shares of common stock in the open market, through arranged transactions and otherwise. For the six month periods ended June 30, 1998 and 1997, respectively, the Company repurchased -- and 88,889 shares of common stock resulting in a $-- and $3.5 million increase in the value of treasury shares held.

         A portion of the consideration of the acquisition of the Fickes and Stone Knightsbridge Interests was 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3,000 and $8.5 million, respectively, for the six month period ended June 30, 1998.

         Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provision of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7,000 and $22.2 million, respectively, as well as reduce retained earnings by $1.9 million reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation for the six month period ended June 30, 1998.

         For the six month period ended June 30, 1998, certain employees exercised stock options and warrants resulting in the issuance of 341,216 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3,000 and $2.7 million, respectively.

         For the six month period ended June 30, 1997, certain employees and agents exercised stock options and warrants resulting in the issuance of 118,341 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3,000 and $8.5 million, respectively.

RESULTS OF OPERATIONS

         For the three and six month periods ended June 30, 1998 and 1997, the Company has prepared the following unaudited selected pro forma financial information, for both the Businesses Held for Sale and the Retained Businesses, which considers the impact of: (i) restructuring charges including period costs,
(ii) gains or losses on the sale of investments and associated amortization of deferred acquisition costs and present value of insurance in force as the result of gains or losses on the sale of investments, and (iii) the impact of the Company's decision to dispose of the Career Sales Division ((i), (ii) and (iii) collectively, operating income). In addition, the 1997 unaudited selected pro forma financial information considers the impact of the: (i) acquisition of the SW Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

         The Company has prepared such information as it believes that the acquisition of the: (i) SW Financial Controlling Interest, (ii) the intended disposition of the Career Sales Division, and (iii) the restructuring charge and period charges are material enough to make historical comparative results for the three and six month periods ended June 30, 1998 and 1997, respectively, not meaningful as well as facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

         The unaudited selected pro forma financial information for the three and six month periods ended June 30, 1997, gives effect to the acquisition of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests as though each had occurred on January 1, 1997.

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

                                     SELECTED PRO FORMA FINANCIAL INFORMATION
                                                    (Unaudited)

                                                                        Businesses Held for Sale
                                                      ------------------------------------------------------------
                                                                Three Month                    Six Month
                                                               Period Ended                  Period Ended
                                                                 June 30,                      June 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
----------------------------------------------------  -------------   -------------  -------------  --------------
                     (In thousands)
Revenues:
   Policy revenues..................................  $      52,329   $      55,181  $     106,374  $      112,302
   Net investment income............................         11,334          12,269         21,826          21,650
   Other income.....................................          2,961           4,487          7,113           9,349
                                                      -------------   -------------  -------------  --------------
                                                             66,624          71,937        135,313         143,301
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         59,795          39,887         97,693          72,633
   Insurance related expenses.......................         15,743          13,499         32,315          26,434
   Other operating expenses.........................         10,040           8,697         20,644          17,470
                                                      -------------   -------------  -------------  --------------
                                                             85,578          62,083        150,652         116,537
                                                      -------------   -------------  -------------  --------------
     Pre-tax operating income (loss) before interest  $     (18,954)  $       9,854  $     (15,339) $       26,764
                                                      =============   =============  =============  ==============

                                                                            Retained Business
                                                      ------------------------------------------------------------
                                                                Three Month                    Six Month
                                                               Period Ended                  Period Ended
                                                                 June 30,                      June 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
----------------------------------------------------  -------------   -------------  -------------  --------------
                     (In thousands)
Revenues:
   Policy revenues..................................  $      65,964   $      66,230  $     131,433  $      136,312
   Net investment income............................         80,984          86,278        166,707         177,250
   Other income.....................................          6,951           6,016         14,120          12,929
                                                      -------------   -------------  -------------  --------------
                                                            153,899         158,524        312,260         326,491
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         97,857          89,972        193,976         177,271
   Insurance related expenses.......................         21,373          16,363         37,242          30,792
   Other operating expenses.........................         40,515          22,532         67,129          47,297
                                                      -------------   -------------  -------------  --------------
                                                            159,745         128,867        298,347         255,360
                                                      -------------   -------------  -------------  --------------
     Pre-tax operating income (loss) before interest  $      (5,846)  $      29,657  $      13,913  $       71,131
                                                      =============   =============  =============  ==============

BUSINESSES HELD FOR SALE

         Career Sales Division. The Career Sales Division, which includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated the management of Union Bankers with the Career Sales Division.

         Policy Revenues. Total policy revenues for the six month period ended June 30, 1998, decreased 5.3% to $106.4 million compared to $112.3 million for the six month periods ended June 30, 1997. The decline was primarily derived as a result of a decision to limit underwriting of certain accident and health insurance products at Union Bankers which resulted in a $4.5 million decline in earned premium. In addition, policy revenues of PennLife declined approximately $1.4 million as the result of lower new business production.

         Total policy revenues for the three month period ended June 30, 1998, decreased 5.3% to $52.3 million compared to $55.2 million for the three month period ended June 30, 1997. The decline was primarily derived as a result of a decision to limit underwriting of certain accident and health insurance products at Union Bankers which resulted in a $2.9 million decline in earned premium.

         Net Investment Income. Net investment income for the six month period ended June 30, 1998, was $21.8 million compared to $21.7 million for the six month period ended June 30, 1997. Net investment income increased $1.4 million as a result of assets and liabilities associated with a block of annuities which were reinsured to the Businesses Held for Sale from the Retained Businesses. The reinsurance transfer increased invested assets by approximately $75.1 million resulting in additional investment income. This was offset by a decrease in investment income at Union Bankers associated with decreases in persistency and lower new business production.

         For the three month period ended June 30, 1998 investment income declined $1.0 million to $11.3 million compared with $12.3 million for the three month period ended June 30, 1997. Such decline was primarily the result of the liquidation of higher yielding invested assets due to calls and maturities.

         Other Income. Included in other income for the three and six month periods ended June 30, 1998 and 1997, respectively, are revenues derived primarily from a deferred gain associated with a third party medicare reinsurance contract. The decrease in other income is attributable to the decline in the underlying premium in force subject to the reinsurance arrangement, over time, which results in lower amortization of the gain.

         Total Policyholder Benefits. Total policyholder benefits for the six month period ended June 30, 1998, increased 34.6% to $97.7 million compared to $72.6 million for the comparable period ended June 30, 1997. The increase was primarily the result of specific increases in reserve estimates associated with long term care products and certain claims reserves held by

PennLife. Policy reserves and claims reserves increases associated with the changes in estimates aggregated $24.6 million. The Company had been closely monitoring the development of claims reserve experience associated with its Career Sales Division. The Company has recently experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership of PennLife. As a result of such possible trends, the Company increased claims reserves estimates for the Career Sales Division by $20.0 million, which is included above in the additional policy benefit reserves. In determining the amount of the necessary increase in policy reserve estimates associated with its long term care products, PennLife allocated $11.2 million of previously identified redundant policy reserves to long term care reserves, and additionally increased policy reserves by $4.6 million.

         Excluding these specific reserve increases, policy benefits for PennLife increased approximately $10.1 million. Offsetting such increases were lower incurred losses of $10.8 million associated with Union Bankers. Such a decline was anticipated as a result of significant reserve strengthening, approximately $10.0 million, during the six month period ended June 30, 1998 as the result of adverse claims experience on PPO health insurance business.

         Total policyholder benefits for the three month period ended June 30, 1998, increased 49.9% to $59.8 million compared to $39.9 million for the comparable period ended June 30, 1997. Trends for the three month period are comparable to the six month period as a result of such adjustments noted above occurring predominately during the three month period ended June 30, 1998.

         Insurance Related Expenses. For the six month period ended June 30, 1998, insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased to $32.3 million from $26.4 million for the six month period ended June 30, 1997. A portion of the increase is attributable to Union Bankers experiencing higher amortization of deferred policy acquisition costs, approximately $2.7 million, resulting from declining persistency on PPO health insurance business. The remainder of the increase was the result of increased commission costs for Penn Life offset by declines in commission costs for Union Bankers. The total increase in commissions amounted to $3.2 million. Such additional commissions were derived from changes in the compensation structure for the Penn Life sales force which resulted in additional commission costs of $4.5 million. The decline in Union Bankers commission costs, approximately $1.3 million, was the result of lower new business production as compared to the same period in 1997 related to the decision to limit the underwriting of certain accident and health insurance products.

         For the three month period ended June 30, 1998, insurance related expenses increased to $15.7 million from $13.5 million for the three month period ended June 30, 1997, reflecting approximately $800,000 of additional amortization of deferred policy acquisition costs as well as approximately $1.4 million of additional commission costs.

         Other Operating Expenses. For the six month period ended June 30, 1998, other operating expenses (including general operating, overhead and policy maintenance) increased to $20.6 million from $17.5 million for the six month period ended June 30, 1997. For the three month period ended June 30, 1998, other operating expenses increased to $10.0 million from $8.7 million for the three month period ended June 30, 1997. These increases are primarily attributable to Penn Life statutory examination expenses, the establishment of a management information technology system, and costs incurred associated with bringing the Career Sales Division into year 2000 compliance.

RETAINED BUSINESSES

         Payroll Sales Division and Financial Services Division. The Payroll Sales Division includes the operations of AA Life, Professional and OLIC. AA Life markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force. Professional and OLIC provide individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs.

         The Financial Services Division includes the operations of Integon Life and United Life. Integon Life markets life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southeastern United States. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Southwestern Life with the Financial Services Division.

         Policy Revenues. Total policy revenues for the six month period ended June 30, 1998, decreased 3.6% to $131.4 million compared to $136.3 million for the six month periods ended June 30, 1997. The decline was primarily derived by a decline in policy revenues of $5.6 million associated with Integon Life. In addition, policy revenues from OLIC declined $1.1 million. Such decline was anticipated due to the Company's decision to cease marketing products through any "non-payroll" production sources. Offsetting the decline was an increase in policy revenues from other Payroll Services Division companies, which increased $2.5 million. Other Financial Services Division company's policy revenues were nearly unchanged for the six month period.

         Total policy revenues for the three month period ended June 30, 1998 were nearly unchanged at $66.0 million as compared with $66.3 million for the three month period ended June 30, 1997. Both Financial Services and Payroll Sales Division policy revenues were nearly unchanged with consistent trends in individual companies as noted above.

         Net Investment Income. Net investment income for the three and six month periods ended June 30, 1998, was $81.0 million and $166.7 million compared to $86.3 million and $177.3 million for the three and six month periods ended June 30, 1997. The decline was primarily derived from the necessity to liquidate invested assets for the Financial Services Division to provide cash flow for accumulation product surrenders. During the twelve month period ended June 30, 1998 total surrenders have exceeded new deposits by approximately $329.1 million. Based upon the Company's weighted average yield of approximately 7.5% the Company would anticipate a decline in investment income of approximately $6.2 million and $12.3 million for the three month and six month periods ended June 30, 1998 as compared with comparable periods ended June 30, 1997. Adding modestly to the decline are lower new money rates which the Company is forced to invest assets as a result of the maturity and calls of higher yielding investments.

         Other Income. The increase in other income of $1.2 million and $0.9 million for the six month and three month periods ended June 30, 1998 as compared with comparable periods ended June 30, 1997 were derived primarily by the Financial Services Division. Increases in other income resulted from both Integon Life and Southwestern Life receiving funds aggregating approximately $1.2 million from settlements on securities which had defaulted in prior years.

         Total Policyholder Benefits. Total policyholder benefits for the six month period ended June 30, 1998, increased 9.4% to $194.0 million compared to $177.3 million for the comparable period ended June 30, 1997. The increase in policyholder benefits resulted from an aggregate increase in death benefits for the Financial Services and Payroll Sales Divisions aggregating $10.5 million and $1.2 million respectively, when compared to the six month periods ended June 30, 1997. In addition, policy benefits for the Payroll Services Division increased as a result of increases in claims reserves estimates for certain older blocks of hospital indemnity and disability income contracts.

         Total policyholder benefits for the three month period ended June 30, 1998, increased 8.8% to $97.9 million compared to $90.0 million for the comparable period ended June 30, 1997. Trends for the comparable three month periods are consistent with the six month periods noted above.

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated $500.3 million and $487.7 million as of June 30, 1998 and December 31, 1997, respectively. Emerging experience on these products, if preliminary trends continue, would require the Company to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which would mitigate the financial impact of these trends. Types of management actions that would be considered include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and litigation. The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

         Insurance Related Expenses. For the six month period ended June 30, 1998, insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased to $37.2 million from $30.8 million for the six month period ended June 30, 1997. The increase is attributable to both the Financial Services Division and Payroll Sales Division. Financial Services Division increases resulted from increased commissions aggregating $3.1 million as compared to the six months ended June 30, 1997, as the result of stronger new business production. Payroll Sales Division increases were attributed to higher amortization costs for the six month period ended June 30, 1998, as compared with June 30, 1997, which amounted to $3.6 million as the result of growing blocks of insurance in force and persistency adjustments.

         For the three month period ended June 30, 1998, insurance related expenses increased to $21.4 million from $16.4 million for the three month period ended June 30, 1997. The increase for the three month period is a direct result of increased commissions and amortization noted above for the Financial Services and Payroll Sales Divisions, respectively.

         Other Operating Expenses. For the six month period ended June 30, 1998, other operating expenses (including general operating, overhead and policy maintenance) increased to $67.1 million from $47.3 million for the six month period ended June 30, 1997. The increase is attributable to several factors as follows: (i) accrual of severance and related benefits of approximately $3.7 million, (ii) additional amortization of costs in excess of net assets acquired of approximately $1.4 million, (iii) approximately $4.7 million of remediation costs associated with Year 2000 systems conversions and upgrades, (iv) the write-off of agents' debit balances aggregating $2.3 million, deemed uncollectible, (v) the write off of certain leasehold improvements and other corporate charges aggregating $2.2 million and (vi) additional non-deferrable expenses such as corporate overhead and friction costs associated with the divisional realignment which are not considered restructuring costs.

         For the three month period ended June 30, 1998, other operating expenses increased to $40.5 million from $22.5 million for the three month period ended June 30, 1997. The increase for the comparable three month period is the result of items noted above as nearly all such costs were incurred during the three month period ended June 30, 1998.

GENERAL CORPORATE

         Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs increased to $20.3 million and $10.3 million from $9.8 million and $5.4 million for the six and three month periods ended June 30, 1998 and 1997, respectively. The increase interest and amortization of deferred debt issuance costs was directly related to the additional weighted average borrowings outstanding as the result of the acquisition of the SW Financial Controlling Interest, including the refinancing of SW Financial notes payable at a more favorable interest rate structure under the Company's senior revolving credit facility, as well as the Fickes and Stone Knightsbridge Interests on January 2, 1998, and January 5, 1998, respectively.

         Income Taxes. The effective tax rate (benefit) for the six and three month periods ended June 30, 1998, was (3.4%) and (4.9%) compared to 39.7% and 36.1% for the six and three month periods ended June 30, 1997. The significant change of the effective tax rate from June 30, 1997 to June 30, 1998 is substantially due to the non-deductibility of most of the reduction of the carrying value of the assets associated with the Businesses Held for Sale.

         In connection with the proposed sale of the Career Sales division, the Company has identified certain net operating loss carryforwards approximating $21.9 million that will not be realizable. For the three and six month period ended June 30, 1998, the Company has recorded the tax effect of these nonrecoverable net operating loss carryforwards of $7.7 million as an increase to the impairment provision associated with the assets held for sale.

REGULATORY MATTERS

         The Texas Department of Insurance has commenced its regularly scheduled triennial examinations of eleven of the Company's insurance subsidiaries, which are Texas domestic insurers.

         The Pennsylvania Department of Insurance is in the process of completing its examination of Pennsylvania Life Insurance Company ("PLIC") as of December 31, 1996. Certain actuarial reserving issues are still under review both by the Company and the Department of Insurance. Preliminary actuarial findings by the Department indicate that PLIC may have incorrectly utilized certain assumptions when calculating policy reserves associated with its long term care insurance products sold during the early 1990's. The potential difference in statutory reserve estimates ranges from approximately $11.0 to $25.0 million. Additionally, the Department has indicated that PLIC's historical method of calculating statutory claims reserves may not provide the most accurate determination of claims reserves estimates. PLIC is evaluating differing methods for determining its claims estimates on a statutory basis. Such differing methods could likely produce materially different claims reserves estimates. Should PLIC need to substantially increase its policy benefit or claims reserves it is likely that PLIC's risk-based capital ratios would decline, without further management action, to a level which could require certain actions be taken by the Pennsylvania Department of Insurance. The Company and PLIC are actively pursuing means to raise risk-based capital ratios. There can be no assurance that the Company or PLIC will be successful in obtaining such capital.

         The Company's insurance subsidiaries are required, at least annually, to perform cash flow and "Asset Adequacy Analysis" under differing interest rate scenarios. Certain of the Company's insurance subsidiaries historically sold certain interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates and premium persistency. Minor changes in such assumptions could have a material impact on future statutory reserve requirements. Significant increases in statutory reserves would result in lower statutory earnings associated with impacted insurance subsidiaries, which in turn would reduce the dividend capacity of such subsidiaries ultimately reducing cash flow available to the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the Tozour Case and Miller Complaint. The Amended Proposed Settlement was approved by the Chancery Court on May 12, 1998. The time period for filing an appeal has expired and the Company paid $835,000 to plaintiff's counsel representing fees of $785,000 and documented expenses of $50,000.

         The Company is a party to various pending or threatened legal actions arising in the ordinary course of business, some of which include allegations of insufficient policy illustration and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company.

         The North Carolina Attorney General's Office (the "NCAG") has initiated an inquiry concerning a certain life insurance product historically sold by Integon Life and representations allegedly made by Integon Life's agents and officers with respect to waiving insurance charges after the eighth policy year for non-smoker insureds. The NCAG has indicated that Integon Life may be estopped to change its current practice of waiving the cost of the insurance because of certain representations made by agents and officers of Integon Life. Although Integon Life has waived the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy anniversary, this waiver is not guaranteed under the life insurance contract. The contract specifically allows Integon Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract. Integon Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 21, 1998.

         1. The election of three Class III Directors, each to hold office for a three year term expiring at the 2001 annual meeting of shareholders and/or until such director's successor shall be elected and qualified.

                                            VOTING
-----------------------------------------------------------------------------------------------
                                                       NUMBER OF               NUMBER OF
                               NUMBER OF                SHARES                   BROKER
                               SHARES FOR              WITHHELD                NON-VOTES
Lewis L. Glucksman             19,581,856               297,471                    0
Bruce W. Schnitzer             19,580,156               299,171                    0
David J. Stone                 19,579,312               300,015                    0


         2. The adoption of certain amendments to the Company's 1996 Stock Award and Stock Option Plan.

                                            VOTING
-----------------------------------------------------------------------------------------------
                               NUMBER OF               NUMBER OF               NUMBER OF
       NUMBER OF                 SHARES                 SHARES                   BROKER
       SHARES FOR               AGAINST                ABSTAINED               NON-VOTES
       17,803,104              2,040,785                35,438                     0

         3. To ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1998.

                                            VOTING
-----------------------------------------------------------------------------------------------
                               NUMBER OF               NUMBER OF               NUMBER OF
       NUMBER OF                 SHARES                 SHARES                   BROKER
       SHARES FOR               AGAINST                ABSTAINED               NON-VOTES
       19,863,047                4,290                  11,990                     0


Item 5. Other Information

         On July 30, 1998, the Securities and Exchange Commission (the "SEC") notified the Company that it has commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first six months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

         In May 1998, the Delaware Chancery Court awarded a $7.4 million (plus pre and post judgment interest) judgment against David J. Stone, the Company's Chairman, President and Chief Executive Officer, his spouse, Sara Stone, and DJS Securities Limited (a company wholly owned by Mr. and Mrs. Stone) in a lawsuit by former business partners seeking an accounting and a declaratory judgment. While the lawsuit against Mr. and Mrs. Stone does not involve the Company, they have pledged 1,127,285 shares of the Company's common stock to secure letters of credit issued by financial institutions to support an appeal bond in this case. Under certain circumstances relating to the market value of the Company's common stock, the financial institutions may sell some or all of the shares pledged by Mr. and Mrs. Stone. At Mr. Stone's request, the Company has accelerated the delivery of the 173,160 shares of common stock of the Company due to Mr. Stone in consideration for the sale of his Knightsbridge Interests to facilitate Mr. Stone's pledge. In addition, the Company has waived certain non-competition restrictions affecting Mr. Stone's stock to enable him to meet his pledge obligations. In exchange for these accommodations, Mr. Stone will not receive the annual cash payment of $330,000 relating to the sale of his Knightsbridge Interests, unless the related shares are released from the pledge and delivered to the Company to secure the non-competition obligation. Similarly, Mr. Stone has relinquished 28,169 shares of common stock issued to him as an inducement to agree to subject certain restricted shares to a noncompete agreement. These shares may be reissued in the future if certain pledged shares are released and redelivered to the Company. On August 18, 1998, Mr. Stone advised the Company that, due to the decline in the market value of his shares of common stock and his inability to provide additional collateral in his margin account, one of the financial institutions has foreclosed on a portion of the pledged stock which, the Company believes that institution has begun selling in the open market or other wise. These sales and the perception that other sales of the remaining portion of the pledged shares might occur, could adversely effect the market price for the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment to Surplus Debenture dated December 14, 1995 in the original principal amount of $80,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation.

         10.2 Amendment to Surplus Debenture dated January 1, 1996 in the original principal amount of $40,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation.

         10.3 Amendment No. 1 and Waiver dated as of June 13, 1997 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., the lendors signatory to the Credit Agreement and The Bank of New York.

         10.4 Amendment No. 2 and Waiver dated as of April 17, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., the lendors signatory to the Credit Agreement and The Bank of New York.

         10.5 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott.

         10.6 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott.

         10.7 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman.

         10.8 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman.

         10.9 Executive Employment Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib.

         10.10 Executive Retention Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib.

         11.1     Computation of Earnings per Share

         15.1     Independent Auditors' Report*

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

* Such exhibit is incorporated by reference to page 17 of this Form 10-Q.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PENNCORP FINANCIAL GROUP, INC.



                            By:/s/James P. McDermott
                               ---------------------
                               James P. McDermott
                               Executive Vice President and
                               Chief Financial Officer
                               (Authorized officer and principal
                               accounting and financial officer
                               of the Registrant)

Date: August 19, 1998

                                INDEX TO EXHIBITS

Exhibit Numbers

         10.1 Amendment to Surplus Debenture dated December 14, 1995 in the original principal amount of $80,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation.

         10.2 Amendment to Surplus Debenture dated January 1, 1996 in the original principal amount of $40,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation.

         10.3 Amendment No. 1 and Waiver dated as of June 13, 1997 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., the lendors signatory to the Credit Agreement and The Bank of New York.

         10.4 Amendment No. 2 and Waiver dated as of April 17, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., the lendors signatory to the Credit Agreement and The Bank of New York.

         10.5 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott.

         10.6 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott.

         10.7 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman.

         10.8 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman.

         10.9 Executive Employment Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib.

         10.10 Executive Retention Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib.

         11.1     Computation of Earnings per Share

         15.1     Independent Auditors' Report*

         27       Financial Data Schedule

* Such exhibit is incorporated by reference to page 17 of this Form 10-Q.