Form 10-Q
period 1998-09-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1998-11-17
CIK 890449

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

                For the quarterly period ended September 30, 1998

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of November 6, 1998, was 30,072,344.



--------------------------------------------------------------------------------

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I -- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations........................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Review by Independent Certified Public Accountants..........19
                  Independent Auditors' Review Report.........................20
         Item 2. Management's Discussion And Analysis of Financial
                    Condition and Results of Operations.......................21

PART II -- OTHER INFORMATION
         Item 1. Legal Proceedings............................................33
         Item 2. Changes in Securities and Use of Proceeds....................34
         Item 3. Defaults Upon Senior Securities..............................34
         Item 6. Exhibits and Reports on Form 8-K.............................34

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    September 30,   December 31,
                                                                                        1998            1997
                                                                                    -------------  ------------
                                                                                     (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  3,764,520   $  2,718,982
   Equity securities available for sale, at fair value............................         5,247         30,257
   Mortgage loans on real estate..................................................       271,098        240,879
   Policy loans...................................................................       241,586        145,108
   Short term investments.........................................................       163,014         84,141
   Other investments..............................................................        42,697         95,875
                                                                                    ------------   ------------
       Total investments..........................................................     4,488,162      3,315,242

Cash..............................................................................         7,498         24,872
Accrued investment income.........................................................        51,804         43,312
Accounts and notes receivable.....................................................        24,879         46,655
Investments in unconsolidated affiliates..........................................            --        183,158
Present value of insurance in force...............................................       194,379        263,889
Deferred policy acquisition costs.................................................       197,551        310,117
Costs in excess of net assets acquired and other intangibles......................       150,478        116,544
Income taxes, primarily deferred..................................................        18,556             --
Other assets......................................................................       246,929        420,346
Assets of businesses held for sale................................................       809,013             --
                                                                                    ------------   ------------
       Total assets...............................................................  $  6,189,249   $  4,724,135
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals................................................  $  4,179,881   $  3,289,925
   Notes payable..................................................................       551,289        359,755
   Income taxes, primarily deferred...............................................            --         59,125
   Accrued expenses and other liabilities.........................................       231,346        135,227
   Liabilities of businesses held for sale........................................       642,963             --
                                                                                    ------------   ------------
       Total liabilities..........................................................     5,605,479      3,844,032
                                                                                    ------------   ------------

Mandatory redeemable preferred stock:
   Series C, $.01 par value, $100 initial redemption value; authorized, issued
     and outstanding--at September 30, 1998, and 178,500 at December 31, 1997.....            --         19,867
Shareholders' Equity:
   $3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value;
     authorized issued and outstanding 2,300,000 at September 30, 1998, and
     December 31, 1997............................................................       110,513        110,513
   $3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized issued and outstanding 2,875,000 at September 30, 1998,
     and December 31, 1997........................................................       139,157        139,157
   Common stock, $.01 par value; authorized 100,000,000; issued and outstanding 30,072,344 at September 30, 1998, and 28,860,206 at
     December 31, 1997............................................................           302            289
   Additional paid-in capital.....................................................       430,354        397,590
   Accumulated other comprehensive income.........................................        61,942         35,034
   Retained earnings (deficit)....................................................      (125,118)       211,055
   Treasury shares................................................................       (32,130)       (32,130)
   Notes receivable secured by common stock.......................................        (1,250)        (1,272)
                                                                                    ------------   ------------
       Total shareholders' equity.................................................       583,770        860,236
                                                                                    ------------   ------------
       Total liabilities and shareholders' equity.................................  $  6,189,249   $  4,724,135
                                                                                    ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Month Periods Ended        Nine Month Periods Ended
                                                          September 30,                    September 30,
                                                 -------------------------------  ------------------------------
                                                     1998              1997           1998              1997
                                                 -------------    --------------  -------------    -------------
REVENUES:
   Premiums, principally accident and sickness.  $      92,128    $       65,948  $     270,724    $     194,668
   Interest sensitive product policy charges...         31,477            22,412         90,688           68,688
   Net investment income.......................         89,130            69,492        277,663          206,256
   Other income................................          8,776             8,882         30,009           20,313
   Net gains from sale of investments..........          4,171             6,234         13,059           14,767
                                                 -------------    --------------  -------------    -------------
       Total revenues..........................        225,682           172,968        682,143          504,692
                                                 -------------    --------------  -------------    -------------

BENEFITS AND EXPENSES:
   Claims incurred.............................         81,734            51,028        240,733          146,238
   Change in liability for future policy
     benefits and other policy benefits........         52,639            24,371        185,309           78,823
   Amortization of present value of insurance in
     force and deferred policy acquisition costs        27,546            22,744         78,485           64,298
   Amortization of costs in excess of net assets
     acquired and other intangibles............          2,197             2,565          9,854            7,460
   Underwriting and other administrative expenses       61,241            40,815        162,437          101,058
   Interest and amortization of deferred debt
     issuance costs............................         10,669             5,902         30,945           15,719
   Restructuring charges.......................          1,388                --          7,649           19,071
   Impairment provision associated with assets
     of businesses held for sale...............        145,000                --        285,485               --
                                                 -------------    --------------  -------------    -------------
       Total benefits and expenses.............        382,414           147,425      1,000,897          432,667
                                                 -------------    --------------  -------------    -------------
Income (loss) before income taxes, equity in
     earnings of unconsolidated affiliates and
     extraordinary charge                             (156,732)           25,543       (318,754)          72,025
       Income taxes (benefit)..................          3,900             8,329         (1,559)          26,783
                                                 -------------    --------------  -------------    -------------
Income (loss) before equity in earnings of
   unconsolidated affiliates and extraordinary
   charge......................................       (160,632)           17,214       (317,195)          45,242
       Equity in earnings of unconsolidated
          affiliates                                        --            13,740             --           16,158
                                                 -------------    --------------  -------------    -------------
Income (loss) before extraordinary charge......       (160,632)           30,954       (317,195)          61,400
       Extraordinary charge....................             --                --         (1,671)              --
                                                 -------------    --------------  -------------    -------------
Net income (loss)..............................       (160,632)           30,954       (318,866)          61,400
       Preferred stock dividend requirements...          4,456             4,884         13,816           14,685
                                                 -------------    --------------  -------------    -------------
Net income (loss) applicable to common stock...  $    (165,088)   $       26,070  $    (332,682)   $      46,715
                                                 =============    ==============  =============    =============

PER SHARE INFORMATION:
Basic:
   Net income (loss) applicable to common stock
     before extraordinary charge...............  $       (5.64)   $         0.93  $      (11.47)   $        1.66
       Extraordinary charge....................             --                --          (0.06)              --
                                                 -------------    --------------  -------------    -------------
   Net income (loss) applicable to common stock  $       (5.64)   $         0.93         (11.53)            1.66
                                                 =============    ==============  =============    =============
   Common shares used in computing basic
     earnings (loss) per share.................         29,246            28,043         29,017           28,095
                                                 =============    ==============  =============    =============
Diluted:
   Net income (loss) applicable to common stock
     before extraordinary charge...............  $       (5.64)   $         0.80  $      (11.47)   $        1.57
       Extraordinary charge....................             --                --          (0.06)              --
                                                 -------------    --------------  -------------    -------------
   Net income (loss) applicable to common stock  $       (5.64)   $         0.80  $      (11.53)   $        1.57
                                                 =============    ==============  =============    =============

   Common shares used in computing diluted
     earnings (loss) per share.................         29,246            38,071         29,017           38,141
                                                 =============    ==============  =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Month Periods Ended
                                                                                           September 30,
                                                                                      1998              1997
                                                                                  -------------    -------------
Cash flows from operating activities:
   Income (loss) before equity in earnings of unconsolidated affiliates and
     extraordinary charge.......................................................  $    (317,195)   $      45,242
   Adjustments to reconcile income before equity in earnings of unconsolidated affiliates and extraordinary charge to net cash provided (used) by operating activities:
       Impairment provision associated with assets of businesses held for sale..        285,485               --
       Capitalization of deferred policy acquisition costs......................       (100,629)         (81,869)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net........         82,740           71,758
       Increase (decrease) in policy liabilities, accruals and other
         policyholder funds.....................................................         51,246          (27,425)
       Sales of trading securities..............................................             --           29,914
       Other, net...............................................................          6,144           15,466
                                                                                  -------------    -------------
           Net cash provided by operating activities............................          7,791           53,086
                                                                                  -------------    -------------
Cash flows from investing activities:
   Cash expended in acquisitions of businesses, net of cash acquired
     $8,129 in 1998.............................................................        (74,642)              --
   Purchases of invested assets.................................................       (730,063)        (967,350)
   Sales of invested assets.....................................................        251,426          811,831
   Maturities of invested assets................................................        671,162          201,458
   Other, primarily short term investments, net.................................         93,036           38,046
                                                                                  -------------    -------------
       Net cash provided by investing activities................................        210,919           83,985
                                                                                  -------------    -------------
Cash flows from financing activities:
   Issuance of common stock.....................................................              7            1,910
   Treasury stock purchase......................................................             --          (24,089)
   Additional borrowings........................................................        203,000          240,200
   Reduction in notes payable...................................................       (126,681)        (100,000)
   Redemption of preferred stock................................................             (7)         (14,706)
   Dividends on preferred and common stock......................................        (16,205)         (17,619)
   Receipts from interest sensitive polices credited to policyholder account
     balances...................................................................        284,291         156,381
   Return of policyholder account balances on interest sensitive products.......       (562,882)        (397,126)
   Other, net...................................................................          1,869           (1,166)
                                                                                  -------------    -------------
       Net cash used by financing activities....................................       (216,608)        (156,215)
                                                                                  -------------    -------------
       Net increase (decrease) in cash..........................................          2,102          (19,144)
Cash at beginning of period.....................................................         24,872           39,464
                                                                                  -------------    -------------
Cash at end of period (including $19,476 of cash classified as assets of
   businesses held for sale in 1998)............................................  $      26,974    $      20,320
                                                                                  =============    =============
Supplemental disclosures:
     Income taxes paid..........................................................  $       7,230    $       3,031
                                                                                  =============    =============
     Interest paid..............................................................  $      24,608    $      12,813
                                                                                  =============    =============
Non-cash financing activities:
     Redemption of Series C Preferred stock.....................................  $      22,227    $          --
                                                                                  =============    =============
     Issuance of common stock associated with the acquisition of the
       Fickes and Stone Knightsbridge Interests.................................  $       8,500    $          --
                                                                                  =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

         PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, Penncorp Life Insurance Company (collectively referred to as "Penn Life"); Peninsular Life Insurance Company ("Peninsular"); Professional Insurance Corporation ("Professional"); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company
("Constitution"), Union Bankers Insurance Company ("Union Bankers"), and Marquette National Life Insurance Company ("Marquette"); Security Life and Trust Insurance Company, formerly Integon Life Insurance Corporation ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life"); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; and KIVEX, Inc. ("KIVEX"), an internet service provider.

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments necessary to fairly present the financial position as of September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated. Results of operations for interim periods are not necessarily indicative of results for the entire year. All dollar amounts presented hereafter, except share amounts, are stated in thousands.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, policy liabilities and accruals, present value of insurance in force, costs in excess of net assets acquired, the fair value of assets and liabilities classified as held for sale and deferred taxes. In addition, the Company must determine the requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. As additional information becomes available, or actual amounts are determinable, the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. In all instances, actual results could differ from estimates.

         The Company has been closely monitoring the development of claims reserve experience associated with its Career Sales Division. The methodology previously utilized has experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership. During the six month period ended June 30, 1998, the Company changed its methodology in recording these reserves. As a result of the trends and change in methodology the Company increased claims reserves estimates for the Career Sales Division by $20,000. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations as a change in accounting estimate for the nine month period ended September 30, 1998. For the three month period ended September 30, 1998, such change in methodology had no material impact on the Company's results from operations.

         For the three month period ended September 30 1998, the Company has made a valuation determination with respect to preacquisition contingencies. The Company reduced tax liabilities and associated costs in excess of net assets acquired associated with the United Life acquisition by $647 as a result of the Company resolving certain acquisition date contingencies.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. BASIS OF PRESENTATION (Continued)

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525,919 and $504,562 as of September 30, 1998, and December 31, 1997, respectively. If developing trends were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. The Company is unable to predict at this time the cost associated with the management action, which could be material. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation. The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

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

         Comprehensive income (loss) for the three and nine month periods ended September 30, 1998 and 1997, is as follows:

                                                                     Three Month Periods Ended
                                                                       1998             1997
                                                                  -------------     -------------
 Net income (loss)..............................................  $    (165,088)    $      26,070
 Foreign currency translation adjustment........................         (3,007)              182
 Unrealized gain on securities available for sale...............         25,922            10,145
                                                                  -------------     -------------
 Comprehensive income (loss)....................................  $    (142,173)    $      36,397
                                                                  =============     =============

                                                                      Nine Month Periods Ended
                                                                       1998             1997
                                                                  -------------     -------------

 Net income (loss)..............................................  $    (332,682)    $      46,715
 Foreign currency translation adjustment........................         (5,389)           (1,775)
 Unrealized gain on securities available for sale...............         32,297             6,625
                                                                  -------------     -------------
 Comprehensive income (loss)....................................  $    (305,774)    $      51,565
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

         In  December   1997,  the  American   Institute  of  Certified   Public
Accountants ("AICPA") issued Statement of Position ("SOP") 97-3. SOP 97-3 provides: (1) guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, (2) guidance on how to measure the liability, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and (4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption is encouraged. Previously issued annual financial statements are not restated. The Company will report the effect of initially adopting this SOP in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The Company is currently evaluating the financial impact, which is expected to be immaterial, as well as the changes to its related disclosures which the Company anticipates will be included in the annual financial statements as of and for the twelve month period ended December 31, 1998.

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

3. ACQUISITIONS AND OTHER TRANSACTIONS

Acquisition of SW Financial Controlling Interest and Knightsbridge Interests

         On January 2, 1998, following shareholder approval at the Company's 1997 annual meeting of shareholders, the Company consummated the acquisition, from KB Investment Fund I, LP (formerly Knightsbridge Capital Fund I, LP) (the "KB Fund") and Messrs. Steven W. Fickes and David J. Stone, directors of the Company, of their respective holdings of common stock and, in the case of the KB Fund, common stock warrants of SW Financial (collectively, the "SW Financial Controlling Interest") for an aggregate purchase price of $73,658 (not including acquisition expenses). The fair value of net assets acquired amounted to $45,520 resulting in $28,138 of costs in excess of net assets acquired which will be amortized over 30 years.

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

         As part of the acquisition of the SW Financial Controlling Interest, the Company utilized funds available under its revolving credit facility to refinance $115,015 of SW Financial notes payable at a more favorable interest rate structure. As a result of such refinancing and the write-off of the associated deferred financing costs, the Company realized an after-tax extraordinary charge of $1,671 for the nine month period ended September 30, 1998.

         The acquisition of the SW Financial Controlling Interest has been accounted for as a step purchase transaction in accordance with generally accepted accounting principles, and accordingly, preliminary fair values of assets and liabilities acquired have been determined as of January 2, 1998. The purchase allocation is expected to be completed by December 1998.

         On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, the Company consummated the acquisition of the interests of Messrs. Fickes and Stone in KB Management, KB Fund and KB Consultants LLC (formerly known as Knightsbridge Consultants LLC) (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $10,564 (not including acquisition expenses). Mr. Fickes will receive consideration in the form of estimated annual interest payments, ranging from $301 to $330, on April 15 each year through 2001 and will be issued 173,160 shares of the Company's Common Stock on April 15, 2001. Mr. Stone was issued his 173,160 shares in July 1998 which he pledged to financial institutions in connection with his appeal of a judgment awarded against him and his spouse. The fair value of net assets acquired amounted to $(1,701) resulting in $12,265 of costs in excess of net assets acquired which will be amortized over seven years.

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

Career Sales Division

         On February 18, 1998, the Company announced it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division.

         On August 13 and 14, 1998, the Company received written proposals from two prospective purchasers for its Career Sales Division. The proposals provided the Company with additional evidence of the value it would likely receive as a result of a sale of Career Sales Division to a financial buyer. Based upon internal estimates and the receipt of these proposals, the Company reduced the carrying value of the assets held for sale by $140,500 during the three month and six month periods ended June 30, 1998.

         Since the Company announced its results for the period ended June 30, 1998, the Company has engaged in exclusive negotiations with one of the perspective purchasers of the Career Sales Division. These negotiations and other developments have provided the Company with additional indications of the value of the Career Sales Division. The new information indicates that the previously determined fair value should be adjusted. In analyzing the likely fair value impairment, the Company considered (i) the implied value that the current exclusive bidder for the Career Sales Division is likely to offer based upon a leveraged buyout financing model, (ii) the valuation appraisal of the assets held for sale generated by the application of certain assumptions provided by the bidder, and (iii) the Company's own analysis of possible appraisal valuations based upon differing assumptions and discount rates. For the three month period ended June 30, 1998, the Company relied upon similar techniques which formed the basis for the previously determined fair value of the assets held for sale.

         The Company believes that a decline in the indicated fair value of the Career Sales Division has resulted primarily from the following factors: (a) decline in statutory capital and surplus of the Career Sales Division (b) decline in interest rates of high quality securities available for reinvestment of cash generated by the assets held for sale, (c) decline in Canadian exchange rates versus the U.S. dollar, (d) the determination of the compensation that would be required to be paid to the Career Agency field force as part of the transaction with the exclusive bidder, (e) capital market volatility, including the constriction in the mezzanine financing markets, required increased credit spreads by lending institutions and a decline in valuation multiples for financial services companies generally, and (f) the Company's current financial constraints and pressures.

         The Company has weighted the implied fair values based upon the hierarchy established by SFAS No. 121. Based upon the guidance of SFAS No. 121, the Company has determined that fair value is likely at the lower end of a range of implied values as a result of the factors noted above. The Company has reflected such fair value of approximately $166,050 in the accompanying financial statements, resulting in an impairment provision of $145,000.

         In the third quarter of 1998, the Company made the decision to dispose of KIVEX within a period not likely to exceed one year. As a result, the assets and liabilities of KIVEX were considered "assets and liabilities held for sale" and, as such, aggregated with the Career Sales Division for purposes of presentation of the Company's consolidated balance sheet.

Selected Financial Information -- SW Financial

         The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of: (i) the acquisition of the SW Financial Controlling Interest including financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including financing thereof ((i) and (ii) collectively the SW Financial pro forma). The pro forma statements of operations for the three and nine month periods ended September 30, 1997, gives effect to the foregoing as though each had occurred on January 1, 1997. The unaudited selected pro forma financial information does not include the pro forma statement of operations for the three and nine month periods ended September 30, 1998, as the unaudited selected pro forma financial information is materially equivalent to the results of operations for the three and nine

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

month periods ended September 30, 1998. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997, or results which may occur in the future.

         The Company's decision to dispose of the Career Sales Division and KIVEX ("Businesses Held for Sale"), within a period of time not likely to exceed one year, results in the assets and liabilities being considered "assets and liabilities held for sale," and as such segregated from those of the Retained Businesses for purposes of presentation of the Company's consolidated balance sheet. The Retained Businesses unaudited selected pro forma balance sheet information reflects such segregation as of December 31, 1997.

     (In thousands, except per share amounts)                                                   (Unaudited)
                                                                                                SW Financial
                                                                                 As Reported     Pro forma
     For the three month period ended September 30,                                 1997            1997
     ------------------------------------------------------------------------   -------------  -------------
     Total revenues..........................................................   $     172,968  $     247,091
     Net income..............................................................          17,214         34,608
     Net income applicable to common stock...................................          26,070         29,724
     Per share information:
       Net income applicable to common stock-basic...........................   $        0.93  $        1.06
       Net income applicable to common stock-diluted.........................            0.80           0.90

                                                                                                (Unaudited)
                                                                                                SW Financial
                                                                                 As Reported     Pro forma
     For the nine month period ended September 30,                                  1997            1997
     ------------------------------------------------------------------------   -------------  -------------

     Total revenues..........................................................   $     504,692  $     725,966
     Net income..............................................................          45,242         64,850
     Net income applicable to common stock...................................          46,715         50,182
     Per share information:
       Net income applicable to common stock-basic...........................   $        1.66  $        1.79
       Net income applicable to common stock-diluted.........................            1.57           1.67

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

                                                                                         (Unaudited)
                                                                                ------------------------------
                                                                                                   Retained
                                                                                 SW Financial     Businesses
                                                               As Reported        Pro forma        Pro forma
   As of December 31,                                              1997             1997              1997
   ---------------------------------------------------------  -------------     -------------    -------------
   Investments and cash.....................................  $   3,340,114     $   5,326,882    $   4,655,522
   Insurance assets.........................................        617,318           840,764          470,050
   Other assets.............................................        766,703           799,242          620,173
   Assets of businesses held for sale.......................             --                --        1,221,143
                                                              -------------     -------------    -------------
     Total assets...........................................  $   4,724,135     $   6,966,888    $   6,966,888
                                                              =============     =============    =============

   Insurance liabilities....................................  $   3,289,925     $   5,232,139    $   4,638,392
   Long-term debt...........................................        359,755           550,505          550,505
   Other liabilities........................................        194,352           295,641          176,957
   Liabilities of businesses held for sale..................             --                --          712,431
   Redeemable preferred stock...............................         19,867            19,867           19,867
   Shareholders' equity.....................................        860,236           868,736          868,736
                                                              -------------     -------------    -------------
     Total liabilities and shareholders' equity.............  $   4,724,135     $   6,966,888    $   6,966,888
                                                              =============     =============    =============

         For the three and nine month periods ended September 30, 1998 and 1997, the Company has prepared the following unaudited selected pro forma financial information, for both the Businesses Held for Sale and the Retained Businesses, which excludes the impact of: (i) restructuring charges including period costs,
(ii) gains or losses on the sale of investments and associated amortization of deferred acquisition costs and present value of insurance in force as the result of gains or losses on the sale of investments, and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and
(iii) collectively, ("Operating Income (Loss)")). In addition, the 1997 unaudited selected pro forma financial information considers the impact of the:
(i) acquisition of the SW Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

         The Company has prepared such information as it believes that: (i) the acquisition of the SW Financial Controlling Interest, (ii) the intended disposition of the Businesses Held for Sale and (iii) the restructuring charge and period costs are material enough to make historical comparative results for the three and nine month periods ended September 30, 1998 and 1997, respectively, not meaningful as well as facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

         The unaudited selected pro forma financial information for the three and nine month periods ended September 30, 1997, gives effect to the acquisition of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests and the financing of each such acquisition as though each had occurred on January 1, 1997.

Selected Pro Forma Financial Information -- Businesses Held for Sale and Retained Business

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

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ACQUISITIONS AND OTHER TRANSACTIONS (Continued)

                                     SELECTED PRO FORMA FINANCIAL INFORMATION
                                                    (Unaudited)

                                                                        Businesses Held for Sale
                                                      ------------------------------------------------------------
                                                                Three Month                   Nine Month
                                                               Period Ended                  Period Ended
                                                               September 30,                 September 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
                     (In thousands)                   -------------   -------------  -------------  --------------
Revenues:
   Policy revenues..................................  $      50,275   $      54,417  $     156,649  $      166,719
   Net investment income............................          9,065          10,096         30,891          30,023
   Other income.....................................          3,216           3,913         11,920          13,919
                                                      -------------   -------------  -------------  --------------
                                                             62,556          68,426        199,460         210,661
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         36,274          27,747        133,967          93,983
   Insurance related expenses.......................         14,748          18,743         47,064          48,265
   Other operating expenses.........................         13,745          10,991         38,256          29,737
                                                      -------------   -------------  -------------  --------------
                                                             64,767          57,481        219,287         171,985
                                                      -------------   -------------  -------------  --------------
     Pre-tax  Operating Income (Loss) before
       interest,  amortization of deferred debt
       issuance costs and impairment provision
       associated with assets of businesses held
       for sale  ...................................  $      (2,211)  $      10,945  $     (19,827) $       38,676
                                                      =============   =============  =============  ==============

                                                                            Retained Business
                                                      ------------------------------------------------------------
                                                                Three Month                   Nine Month
                                                               Period Ended                  Period Ended
                                                               September 30,                 September 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
                     (In thousands)                   -------------   -------------  -------------  --------------
Revenues:
   Policy revenues..................................  $      73,330   $      70,744  $     204,763  $      207,056
   Net investment income............................         80,065          90,798        246,772         269,771
   Other income.....................................          5,560           9,642         18,089          21,914
                                                      -------------   -------------  -------------  --------------
                                                            158,955         171,184        469,624         498,741
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         98,097          72,680        292,075         256,348
   Insurance related expenses.......................         24,903          23,654         64,146          63,817
   Other operating expenses.........................         35,352          22,817         98,804          71,514
                                                      -------------   -------------  -------------  --------------
                                                            158,352         119,151        455,025         391,679
                                                      -------------   -------------  -------------  --------------
     Pre-tax Operating Income before interest and
       amortization of deferred debt issuance costs.  $         603   $      52,033  $      14,599  $      107,062
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

         On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 3).

         Financial information for SW Financial is provided below:

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                              December 31, 1997
                                                              -----------------
ASSETS:
  Invested assets............................................   $   2,026,768
  Insurance assets...........................................         114,395
  Other assets...............................................         283,717
                                                                -------------
       Total assets..........................................   $   2,424,880
                                                                =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Policy liabilities and accruals............................   $   1,942,214
  Notes payable..............................................         154,750
  Accrued expenses and other liabilities.....................          98,509
  Mandatory redeemable preferred stock.......................          36,891
  Shareholders equity........................................         192,516
                                                                -------------
       Total liabilities and shareholders' equity............   $   2,424,880
                                                                =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. SOUTHWESTERN LIFE INVESTMENT (Continued)

                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                                            Three Month        Nine Month
                                                                           Period Ended       Period Ended
                                                                          -------------      -------------
                                                                                 September 30, 1997
                                                                          --------------------------------
         REVENUES:
           Policy revenues..............................................  $      36,801      $     110,419
           Net investment income........................................         31,974             95,202
           Other income.................................................          3,796             12,889
           Net gains from sale of investments...........................          1,247              1,797
                                                                          -------------      -------------
                Total revenues..........................................         73,818            220,307
                                                                          -------------      -------------

         BENEFITS AND EXPENSES:
           Policyholder benefits........................................         25,028            125,270
           Amortization.................................................          6,504             18,391
           Underwriting and other administrative expenses...............         10,371             29,578
           Interest and amortization of deferred debt issuance costs....          3,452             10,332
                                                                          -------------      -------------
                Total benefits and expenses.............................         45,355            183,571
                                                                          -------------      -------------
         Income before income taxes.....................................         28,463             36,736
                Income taxes............................................          9,987             13,786
                                                                          -------------      -------------
         Net income.....................................................         18,476             22,950
                Preferred stock dividend requirements...................            762              2,234
                                                                          -------------      -------------
         Net income applicable to common stock..........................  $      17,714      $      20,716
                                                                          =============      =============


5. RESTRUCTURING CHARGES

         In the third quarter of 1996, the Company initiated a strategic business evaluation designed to consolidate certain of its operating locations and corporate functions.

         As a result of the initiative to implement an operating division structure, the Company began to realign its existing companies and incurred restructuring, of $-- and $19,071, and period costs, of $8,254 and $11,830, for the three and nine month periods ended September 30, 1997, respectively, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit.

         The Company estimates approximately $-- and $192 of period costs associated with the 1997 restructuring charge were incurred during the three and nine month periods ended September 30, 1998.

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring, of $-- and $11,767, and period costs, of $2,238 and $2,506, for the three and nine month periods ended September 30, 1998, respectively, directly and indirectly associated with the divisional restructuring.

         During the nine month period ended September 30, 1998, the Company re-evaluated the 1997 restructuring charge and reduced certain accruals by $3,750 as a result of the final determination regarding the abandonment of certain assets.

         During the three month period ended September 30, 1998, the Company re-evaluated the 1998 restructuring charge and increased certain accruals by approximately $1,388, as a result of the final determination regarding contract termination

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. RESTRUCTURING CHARGES (Continued)

fees, certain impaired assets and severance. For the nine month period ended September 30, 1998, the net decrease in certain accruals was approximately $368.

6. REDEMPTION OF PREFERRED STOCK AND CERTAIN EQUITY TRANSACTIONS

         A portion of the consideration for the acquisition of the Fickes and Stone Knightsbridge Interests included 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3 and $8,497, respectively, for the nine month period ended September 30, 1998.

         Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provisions of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7 and $22,220, respectively, as well as reduce retained earnings by $1,913 reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation for the nine month period ended September 30, 1998.

         During the nine month period ended September 30, 1998, certain employees exercised stock options and warrants resulting in the issuance of 341,216 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3 and $2,725, respectively.

7. COMMITMENTS AND CONTINGENCIES

         In connection with the potential leveraged buyout of the Career Sales Division, the sales force of Penn Life agreed to a reduction in the commission rates over the life of the policy contract on new sales on and after January 1, 1998, in exchange for the opportunity to participate in the equity in the newly-formed leveraged entity. Discussions have also been held relating to equity incentive programs based on sales production and persistency measures. Additionally, the Company has held discussions with a marketing organization, which it has contracted with for the development and marketing of products focused on the senior marketplace, concerning the issuance of equity in the newly-formed leveraged entity based on a percentage of profits contributed by such marketing organization. If the Company disposes of its Career Sales Division in a form other than a leveraged buyout transaction, or decides not to dispose of its Career Sales Division, then the Company will pursue alternatives with the Penn Life sales force in light of the modifications to commissions associated with new business production after January 1, 1998 and with the marketing organization in light of the marketing contract.

         The North Carolina Attorney General's Office (the "NCAG") has initiated an inquiry concerning a certain life insurance product historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to waiving insurance charges after the eighth policy year for non-smoker insureds. The NCAG has indicated that Security Life may be estopped to change its current practice of waiving the cost of the insurance because of certain representations made by agents and officers of Security Life. Although Security Life has waived the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy anniversary, this waiver is not guaranteed under the life insurance contract. The contract specifically allows Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract. There can be no assurances that the Company will resolve these matters on such life insurance product on a satisfactory basis, or at all, or than any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. COMMITMENTS AND CONTINGENCIES (Continued)

         The Pennsylvania Department of Insurance is in the process of completing its examination of PLIC as of December 31, 1996. The Department has indicated that PLIC's historical method of calculating statutory claims reserves may not provide the most accurate determination of claims reserves estimates. PLIC is evaluating differing methods for determining its claims estimates on a statutory basis. Such differing methods could likely produce materially different claims reserves estimates. Based upon preliminary findings, PLIC increased its statutory claim estimates above historical levels by approximately $20,000 during the three month period ended September 30, 1998. See Note 1 of Notes to Unaudited Consolidated Financial Statements. To offset the impact of such reserve increases on PLIC's statutory capital and surplus, PLIC entered into a financial reinsurance agreement which allows PLIC to maintain marginally sufficient statutory capital and surplus. Should PLIC need to substantially increase its claims reserves estimates further, it is likely that PLIC's risk-based capital ratios would decline, without further management action, to a level which could require that certain actions be taken by the Pennsylvania Department of Insurance. The Company and PLIC continue to closely monitor PLIC's risk-based capital ratios.

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

         The following ten class-action securities complaints (collectively, the "Complaints") were filed in the United States District Court for the Southern District of New York against the Company and a number of current or former directors and officers as defendants on the dates indicated:

         Bobby F. Brooks v. David J. Stone, et al (Case No. 98CIV6065)                             8/25/98
         Phyllis Olin v. PennCorp Financial Group, Inc., et al (Case No. 98CIV6167)                 9/1/98
         Charles Rutland v. PennCorp Financial Group, Inc., et al (Case No. 98CIV6264)              9/4/98
         Trust Advisors Trading LLC v. David J. Stone, et al (Case No. 98CIV6492)                  9/30/98
         PTJP Partners, L.P. et al v. PennCorp Financial Group, Inc. et al (Case No. 98CIV6799)    9/23/98
         JJL Partners v. PennCorp Financial Group, Inc. et al (Case No. 98CIV6985)                 9/29/98
         Pointers v. Cleaners & Caulkers Local 1 Pension Fund v. PennCorp Financial
            Group, Inc., et al (Case No. 98CIV6926)                                                10/1/98
         Judith Friedman v. David J. Stone, et al (Case No. 98CIV7202)                             9/25/98
         Harriet Inselbach v. David J. Stone, et al (Case No. 98CIV7285)                          10/29/98
         Harold Sachs v. PennCorp Financial Group, Inc., et al (Case No. 98CIV5998)                8/21/98


         Nine of the Complaints are brought on behalf of certain purchasers of the Company's common stock; the Olin Complaint is brought on behalf of certain purchasers of the Company's 9 1/4% Senior Subordinated Notes due 2003. The Complaints charge the Company and certain of its officers and directors with violations of federal securities laws. Among other things, plaintiffs' claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the SEC.

         Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock during various periods, most commonly from March 31, 1998 through April 20, 1998 (although the alleged class periods begin as early as August 19, 1997), and, in the Olin Complaint, purchasers of the Company's subordinated notes between November 13, 1995 and August 20, 1998.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. COMMITMENTS AND CONTINGENCIES (Continued)

         During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the above actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. Pursuant to a schedule agreed to at the conference, a consolidated and amended complaint will be filed by December 21, 1998.

         While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings would have a material adverse impact on the financial condition, results of operations and cash flows of the Company.

         On July 30, 1998, the Securities and Exchange Commission (the "SEC") notified the Company that it has commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first nine months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

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

                  (Remainder of Page Intentionally Left Blank)

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The September 30, 1998 and 1997, financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

         The report of KPMG Peat Marwick LLP commenting upon their review is included on the following page.


                  (Remainder of Page Intentionally Left Blank)

                       INDEPENDENT AUDITORS' REVIEW REPORT

       The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

       We have reviewed the accompanying consolidated balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, and consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

         As discussed in Note 1, the Company changed its method of recording claim reserves associated with disability income products of the Career Sales Division during the three month period ended June 30, 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimates and is accordingly reflected in operations as a change in accounting estimate for the nine month period ended September 30, 1998.





/S/KPMG PEAT MARWICK LLP
Dallas, Texas
November 16, 1998

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

CAUTIONARY STATEMENT

         Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of policies; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"), which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's ability to successfully complete its year 2000 remediation efforts, (10) the ultimate realizable value of Businesses Held for Sale and (11) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

         The Company, through its three operating divisions, provides accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities.

         The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

         Acquisitions and Other Transactions. On December 31, 1997, PennCorp shareholders approved the acquisition of the SW Financial Controlling Interest through the assignment by Messrs. Fickes and Stone and the KB Fund (the "Controlling Parties") of certain rights, including common stock and, in the case of the KB Fund, common stock equivalents of SW Financial. The acquisition was consummated on January 2, 1998 resulting in the Controlling Parties receiving aggregate cash consideration of $73.7 million (not including acquisition expenses).

         In addition, PennCorp shareholders also approved the acquisition of the interests of the Fickes and Stone Knightsbridge Interests for total consideration estimated to be $10.6 million. Mr. Fickes will receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and will be issued 173,160 shares of the Company's Common Stock on April 15, 2001. The Company issued 173,160 shares to Mr. Stone in July 1998.

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

         On August 13 and 14, 1998, the Company received written proposals from two prospective purchasers for its Career Sales Division. The proposals provided the Company with additional evidence of the value it would likely receive as a result of a sale of Career Sales Division to a financial buyer. Based upon internal estimates and the receipt of those proposals, the Company reduced the carrying value of the assets held for sale by $140.5 million during the six month period ended June 30, 1998.

         Since the Company announced its results for the period ended June 30, 1998, the Company has engaged in exclusive negotiations with one of the perspective purchasers of the Career Sales Division. These negotiations and other developments have provided the Company with additional indications of the value of the Career Sales Division. The new information indicates that the previously determined fair value should be adjusted. In analyzing the likely fair value impairment, the Company considered (i) the implied value that the current exclusive bidder for the Career Sales Division is likely to offer based upon a leveraged buyout financing model, (ii) the valuation appraisal of the assets held for sale generated by the application of certain assumptions provided by the bidder, and (iii) the Company's own analysis of possible appraisal valuations based upon differing assumptions and discount rates. For the three month period ended June 30, 1998, the Company relied upon similar techniques which formed the basis for the previously determined fair value of the assets held for sale.

         The Company believes that a decline in the indicated fair value of the Career Sales Division has resulted primarily from the following factors: (a) decline in statutory capital and surplus of the Career Sales Division (b) decline in interest rates of high quality securities available for reinvestment of cash generated by the assets held for sale, (c) decline in Canadian exchange rates versus the U.S. dollar, (d) the determination of the compensation that would be required to be paid to the Career Agency field force as part of a sale transaction with the exclusive bidder, (e) capital market volatility, including the constriction in the mezzanine financing markets, required increased credit spreads by lending institutions and a decline in valuation multiples for financial services companies generally, and (f) the Company's current financial constraints and pressures.

         The Company has weighted the implied fair values based upon the hierarchy established by SFAS No. 121. Based upon the guidance of SFAS No. 121, the Company has determined that fair value is likely at the lower end of a range of implied values as a result of the factors noted above. The Company has reflected such fair value of approximately $166.1 million in the accompanying financial statements, resulting in an impairment provision of $145.0 million during the three month period ending September 30, 1998.

         The Company is continuing to negotiate towards a definitive agreement with the perspective purchaser for the sale of the Career Sales Division. The exclusivity period is currently set to expire on December 19, 1998. There can be no assurance that the Company will enter into a definitive agreement with the prospective purchaser.

         The Company is currently marketing for potential sale, Professional. The Company is expecting final expressions of interest from a limited group of potential strategic purchasers shortly. The Company intends to evaluate those bids and potentially enter into a definitive agreement with a purchaser if an acceptable bid is received. The Company's current carrying value for Professional is $49.1 million. There can be no assurance that the Company will receive an acceptable bid for the purchase of Professional or will enter into a definitive agreement for the sale of Professional.

         The Company is in the preliminary stages of marketing United Life for possible sale. Confidentiality Agreements have been entered into with several potential strategic purchasers. These can be no assurance that the Company will receive an acceptable bid for the purchase of United Life or will enter into a definitive agreement for the sale of United Life. The Company's current carrying value for United Life is $188.8 million.

         The Company sold its preferred stock position in ACO Brokerage Holdings Corporation ("ACO"), the holding company for Acordia, Inc., to a third party investor for $25.0 million, cash of $21.0 million which has been received by the Company and $4.0 million of which is held in escrow subject to satisfaction of certain conditions. No gain or loss was reported on the ACO preferred stock sale. The Company also granted a one year option for the purchase of its common stock position in ACO to the same investor which has not yet been exercised. The Company is currently in the process of attempting to resolve issues relating to the exercise of the option by the investor and is seeking to satisfy the conditions relating to the release of the $4.0 million held in escrow. There can be no assurance that the option will be exercised or that the conditions related to the release of the $4.0 million escrow will be satisfied.

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

         As a result, the Company began to realign its existing operating companies and incurred restructuring, of approximately $-- and $19.1 million, and period costs, of approximately $8.3 million and $11.8 million, for the three and nine month periods ended September 30, 1997, respectively, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit.

         The Company estimates approximately $-- and $192,000 of period costs associated with the 1997 restructuring charge were incurred during the three and nine month periods ended September 30, 1998.

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring, of $-- and $11.8 million, and period costs, of approximately $2.2 million and $2.5 million, for the three and nine month periods ended September 30, 1998, respectively, directly and indirectly associated with divisional restructuring.

         During the nine month period ended September 30, 1998, the Company re-evaluated the 1997 restructuring charge and reduced certain accruals by approximately $3.8 million as a result of the final determination regarding the abandonment of certain assets.

         During the three month period ended September 30, 1998, the Company re-evaluated the 1998 restructuring charge and increased certain accruals by approximately $1.4 million, as a result of the final determination regarding contract termination fees, certain impaired assets and severance. For the nine month period ended September 30, 1998, the net decrease in certain accruals was approximately $368,000.

         In addition, the Company will record additional restructuring or other charges during the fourth quarter of 1998 as a result of the Company's decision to consolidate certain operations into its Dallas location.

YEAR 2000 ISSUES

         Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction reporting. Transaction reporting in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to complete year 2000 remediation efforts associated with these highly complex and interdependent systems could lead to a significant business interruption. Such an interruption could result in a decline in current and long-term profitability and business franchise value.

         The Company's overall year 2000 compliance initiatives, include the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems); processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and follows up periodically.

         The Company has engaged certain outside vendors and focused certain employees full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections during the third quarter of 1998, the Company anticipates incurring internal and external costs of $7.8 million during the remainder of 1998 and early 1999. The Company estimates it has incurred internal and external costs aggregating $6.7 million and $11.4 million for the three and nine month periods ended September 30, 1998.

         Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1998. In addition, the Career Sales Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of certain components of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems. Currently the Company, based upon internal assessment metrics, believes that the Career Sales Division is 92.5% complete with respect to its year 2000 remediation efforts of critical business systems and should be year 2000 compliant by December 31, 1998. The Payroll Sales Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during 1998. The Company believes that the Payroll Sales Division, other than AA Life, is 91.0% complete with its compliancy effort for critical business systems. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life is relying on contracted vendor resources in order to complete its upgrade process. Based upon similar internal metrics analysis, AA Life has completed 65.0% of the total effort required for its critical business systems to be year 2000 compliant and expects to be year 2000 compliant by December 31, 1998. The efforts of the Company's Financial Services Division are dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently, the Company believes that the Financial Services Division is 62.0% complete with remediation efforts associated with its critical business systems and expects such systems to be year 2000 compliant by March 31, 1999.

         Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company is developing various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure. The Company expects the analysis of the contingency plans and potential action steps to be completed by December 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's liquidity requirements are funded primarily by its insurance subsidiaries through payments of principal and interest due under surplus debentures, management and investment management fees, tax sharing payments, and dividends. These sources of liquidity are reasonably predictable.

         During the nine month periods ended September 30, 1998 and 1997, respectively, the Company received approximately $54.5 million and $27.1 million in interest payments on surplus debentures and dividends from its insurance subsidiaries and paid approximately $51.3 million and $35.7 million in interest, operating costs and preferred stock and common stock dividends. For the remainder of 1998, the Company anticipates receiving approximately $13.7 million in interest payments on surplus debentures, dividends and tax sharing payments from its insurance subsidiaries. As of

September 30, 1998, the Company had cash on hand of approximately $8.1 million. The Company anticipates cash requirements of $13.3 million for interest and $3.7 million for operating expenses for the remainder of 1998. The Company recently announced it has suspended the payment of common stock dividends and dividends on both series of its preferred stock. Additionally, the Company may need approximately $4.6 million of liquidity to fund its restructuring efforts. Additional liquidity could also be required to bolster the statutory capital and surplus of PLIC. See Managements' Discussion and Analysis--Regulatory Matters.

         During the three month period ended September 30, 1998, the Company sold its preferred stock interest in ACO for approximately $25.0 million. The Company received cash during the three month period of $21.0 million associated with such sale. The remaining proceeds are held in escrow pending satisfaction of certain conditions some of which are related to the purchaser's right to also purchase the Company's ACO common stock holdings.

         Related to the sale of the ACO preferred stock, the Company also provided the purchaser of the ACO preferred stock with a one year option to purchase the Company and its subsidiaries ACO common stock holdings. Should the purchaser exercise its option, the Company would receive approximately $8.5 million of net proceeds and the Company's subsidiaries would receive net proceeds of approximately $6.0 million subject to certain "claw back" obligations of the Company.

         In addition, should the KB Fund limited partners also sell their interests in ACO common stock to the purchaser, the Company would receive, as a result of being the KB Fund general partner, promote economics aggregating approximately $2.8 million subject to certain claw back obligations.

         Based upon year to date statutory operating results and projected operating results for the remainder of 1998, the Company anticipates liquidity in the form of surplus debenture interest payments and insurance company dividends and tax sharing payments to be approximately $45.0 million to $55.0 million for 1999. Anticipated cash requirements of the Company, excluding common and preferred stock dividends which have been suspended by the Company, for interest payments, operating and restructuring expenses aggregate approximately $57.0 million.

         To fund the potential shortfall in cash sources for 1999, the Company, in addition to the ACO common stock transactions, anticipates liquidating non-core assets. The Company has also decided to enter into exclusive negotiations with a prospective purchaser of the Career Sales Division and is seeking to resolve issues relating to the sale of ACO common stock and satisfy conditions relating to the release of $4.0 million held is escrow relating to the ACO transaction, which, if consummated, would provide the Company with material cash proceeds. In addition, the Company has available $16.0 million under its senior revolving credit facility. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

         As a result of these anticipated actions, management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements for the remainder of 1998 and likely for 1999. However, there can be no assurances actual liquidity sources will develop as currently projected. In the event of a shortfall of actual liquidity sources, the Company will explore options to generate any necessary liquidity such as: (i) the sale of non- strategic subsidiaries, (ii) obtain regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time) and (iii) borrowing on a secured basis. If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

         During 1997, the Company initiated a stock repurchase program in which the Company was authorized by its Board of Directors to purchase up to 4.5 million shares of common stock in the open market, through arranged transactions and otherwise. The Company's stock repurchase program has been suspended. The Company is currently prohibited by its senior revolving credit facility and its preferred stocks from repurchasing its common stock.

         A portion of the consideration of the acquisition of the Fickes and Stone Knightsbridge Interests was 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3,000 and $8.5 million, respectively, for the nine month period ended September 30, 1998.

         Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provision of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7,000 and $22.2 million, respectively, as well as reduce retained earnings by $1.9 million reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation for the nine month period ended September 30, 1998.

         For the nine month period ended September 30, 1998, certain employees exercised stock options and warrants resulting in the issuance of 341,216 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $3,000 and $2.7 million, respectively.

RESULTS OF OPERATIONS

         For the three and nine month periods ended September 30, 1998 and 1997, the Company has prepared the following unaudited selected pro forma financial information, for both the Businesses Held for Sale and the Retained Businesses, which excludes the impact of: (i) restructuring charges including period costs,
(ii) gains or losses on the sale of investments and associated amortization of deferred acquisition costs and present value of insurance in force as the result of gains or losses on the sale of investments, and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income (Loss)")). In addition, the 1997 unaudited selected pro forma financial information considers the impact of the: (i) acquisition of the SW Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

         The Company has prepared such information as it believes that: (i) the acquisition of the SW Financial Controlling Interest, (ii) the intended disposition of the Businesses Held for Sale, and (iii) the restructuring charge and period charges are material enough to make historical comparative results for the three and nine month periods ended September 30, 1998 and 1997, respectively, not meaningful as well as facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

         The unaudited selected pro forma financial information for the three and nine month periods ended September 30, 1997, gives effect to the acquisition of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests as though each had occurred on January 1, 1997.

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

                                     SELECTED PRO FORMA FINANCIAL INFORMATION
                                                    (Unaudited)

                                                                        Businesses Held for Sale
                                                      ------------------------------------------------------------
                                                                Three Month                   Nine Month
                                                               Period Ended                  Period Ended
                                                               September 30,                 September 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
                     (In thousands)                   -------------   -------------  -------------  --------------
Revenues:
   Policy revenues..................................  $      50,275   $      54,417  $     156,649  $      166,719
   Net investment income............................          9,065          10,096         30,891          30,023
   Other income.....................................          3,216           3,913         11,920          13,919
                                                      -------------   -------------  -------------  --------------
                                                             62,556          68,426        199,460         210,661
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         36,274          27,747        133,967          93,983
   Insurance related expenses.......................         14,748          18,743         47,064          48,265
   Other operating expenses.........................         13,745          10,991         38,256          29,737
                                                      -------------   -------------  -------------  --------------
                                                             64,767          57,481        219,287         171,985
                                                      -------------   -------------  -------------  --------------
     Pre-tax  Operating Income (Loss) before
     interest,  amortization of deferred
     debt issuance costs and impairment
     provision associated with assets of
     businesses held for sale ......................  $      (2,211)  $      10,945  $     (19,827) $       38,676
                                                      =============   =============  =============  ==============

                                                                            Retained Business
                                                      ------------------------------------------------------------
                                                                Three Month                   Nine Month
                                                               Period Ended                  Period Ended
                                                               September 30,                 September 30,
                                                      -----------------------------  -----------------------------
                                                           1998           1997            1998           1997
                     (In thousands)                   -------------   -------------  -------------  --------------
Revenues:
   Policy revenues..................................  $      73,330   $      70,744  $     204,763  $      207,056
   Net investment income............................         80,065          90,798        246,772         269,771
   Other income.....................................          5,560           9,642         18,089          21,914
                                                      -------------   -------------  -------------  --------------
                                                            158,955         171,184        469,624         498,741
                                                      -------------   -------------  -------------  --------------
Benefits and expenses:
   Total policyholder benefits......................         98,097          72,680        292,075         256,348
   Insurance related expenses.......................         24,903          23,654         64,146          63,817
   Other operating expenses.........................         35,352          22,817         98,804          71,514
                                                      -------------   -------------  -------------  --------------
                                                            158,352         119,151        455,025         391,679
                                                      -------------   -------------  -------------  --------------
     Pre-tax Operating Income before interest and
       amortization of deferred debt issuance costs.  $         603   $      52,033  $      14,599  $      107,062
                                                      =============   =============  =============  ==============

BUSINESSES HELD FOR SALE

         Career Sales Division. The Career Sales Division, which includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Union Bankers, Marquette and Constitution with the Career Sales Division.

         In the third quarter of 1998, the Company made the decision to dispose of KIVEX within a period not likely to exceed one year. As a result, the assets and liabilities of KIVEX were considered "assets and liabilities held for sale" and, as such, aggregated with the Career Sales Division for purposes of presentation of the Company's consolidated balance sheet and was included with the Businesses Held for Sale for purpose of this Management's Discussion and Analysis.

         Policy Revenues. Total policy revenues for the nine month period ended September 30, 1998, decreased 6.0% to $156.6 million compared to $166.7 million for the nine month period ended September 30, 1997. The decline was primarily the result of a decision to limit underwriting of certain accident and health insurance products at Penn Life and Union Bankers which resulted in an approximately $7.6 million decline in earned premium. In addition, policy revenues of Penn Life declined approximately $2.5 million as the result of lower new business production.

         Total policy revenues for the three month period ended September 30, 1998, decreased 7.6% to $50.3 million compared to $54.4 million for the three month period ended September 30, 1997. The decline was primarily the result of a decision to limit underwriting of certain accident and health insurance products at Penn Life and Union Bankers which resulted in an approximately $3.3 million decline in earned premium. In addition, policy revenues of Penn Life declined approximately $1.1 million as the result of lower new business production on the underlying blocks of business.

         Net Investment Income. Net investment income for the nine month period ended September 30, 1998, was $30.9 million compared to $30.0 million for the nine month period ended September 30, 1997. Net investment income increased approximately $1.9 million as a result of assets and liabilities associated with a block of annuities which were reinsured to the Businesses Held for Sale from the Retained Businesses. The reinsurance transfer increased invested assets by approximately $75.1 million resulting in additional investment income. This was primarily offset by a decrease in investment income of approximately $1.1 million at Union Bankers as a result of fewer total invested assets which in turn resulted from decreases in persistency and lower new business production on the underlying blocks of business.

         For the three month period ended September 30, 1998, investment income declined approximately $1.0 million to $9.1 million compared with $10.1 million for the three month period ended September 30, 1997. During the third quarter of 1998 the reinsurance agreement between the Businesses Held for Sale and the Retained Businesses was cancelled in anticipation of the pending sale of the Career Sales Division, thus reducing the additional investment income associated with the transfer of invested assets to approximately $300,000. Such increase was primarily offset by a decrease of approximately $1.3 million at Penn Life and Union Bankers as the result of the liquidation of higher yielding invested assets due to calls and maturities of such assets during the three month period ended September 30, 1998.

         Other Income. Included in other income for the three and nine month periods ended September 30, 1998, and 1997, respectively, are revenues derived primarily from a deferred gain associated with a third party medicare reinsurance contract. The decrease in other income is attributable to the decline in the underlying premium in force subject to the reinsurance arrangement, over time, which results in lower amortization of the gain. Partially offsetting the decrease in amortization of the deferred gain is the increasing revenues of KIVEX, reflecting the expansion of the organization into eleven new cities during 1998 and the associated additional revenues as new buildings and tenants are added to the network portfolio.

         Total Policyholder Benefits. Total policyholder benefits for the nine month period ended September 30, 1998, increased 42.5% to $134.0 million compared to $94.0 million for the comparable period ended September 30, 1997. The increase was primarily the result of specific increases in reserve estimates associated with long term care products and certain claims reserves held by Penn Life. Policy reserves and claims reserves increases associated with the changes in estimates aggregated approximately $24.6 million. The Company had been closely monitoring the development of claims reserve experience associated with its Career Sales Division. The Company has recently experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership of Penn Life. As a result of such possible trends, the Company increased claims reserves estimates for the Career Sales Division by approximately $20.0 million, which is included above in the additional policy benefit reserves. See Notes 1 and 7 of Notes to Unaudited Consolidated Financial Statements. In determining the amount of the necessary increase in policy reserve estimates associated with its long term care products, Penn Life allocated approximately $11.2 million of previously identified redundant policy reserves to long term care reserves, and additionally increased policy reserves by approximately $4.6 million.

         Total policyholder benefits for the three month period ended September 30, 1998, increased 30.7% to $36.3 million compared to $27.7 million for the comparable period ended September 30, 1997. Trends for the three month period primarily reflect the growth in the long-term care and certain other claims reserves at Penn Life.

         Insurance Related Expenses. For the nine month period ended September 30, 1998, insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased to $47.1 million from $48.3 million for the nine month period ended September 30, 1997.

         The decrease was principally the result of the impairment provision associated with assets of businesses held for sale. The present value of insurance in force asset of both Penn Life and Union Bankers was written down by an aggregate of approximately $52.2 million from the historical accounting basis as of June 30, 1998, which decreased the associated amortization of present value of insurance in force by approximately $4.3 million.

         Also contributing to the decrease were reduced net commission costs for Penn Life as the result of reduced new business production when compared with the nine month period ended September 30, 1997. The total decrease in net commission costs amounted to approximately $1.5 million. Union Bankers commission costs declined approximately $1.1 million as the result of lower new business production as compared to the same period in 1997 related to the decision to limit the underwriting of certain accident and health insurance products.

         Offsetting the decreases in amortization of present value of insurance in force and net commission costs is an increase of approximately $1.4 million of amortization of deferred policy acquisition costs attributable to increased deferrals of commission costs, the increased deferrals begin to amortize immediately reflecting the periodic premium payments of the underlying policies in force, associated with the changes in the compensation structure at Penn Life as well as declining persistency. Union Bankers also experienced higher amortization of deferred policy acquisition costs, approximately $3.9 million, resulting from declining persistency on PPO health insurance business.

         Trends for the three month periods are consistent with those noted for the nine month period. For the three month period ended September 30, 1998, insurance related expenses decreased to approximately $14.7 million from approximately $18.7 million for the three month period ended September 30, 1997. The reduction resulted from approximately $3.2 million reduction in amortization of present value of insurance in force, approximately $3.5 million reduction in commission costs. Offsetting such declines was an increase of approximately $2.3 million of additional amortization of deferred policy acquisition costs.

         Other Operating Expenses. For the nine month period ended September 30, 1998, other operating expenses (including general operating, overhead and policy maintenance) increased to $38.3 million from $29.7 million for the nine month period ended September 30, 1997. For the three month period ended September 30, 1998, other operating expenses increased to $13.7 million from $11.0 million for the three month period ended September 30, 1997.

         With the inclusion of KIVEX as a business held for sale, the increase in other operating expenses reflects the inclusion of the costs associated with this business. During the nine month period ended September 30, 1998, KIVEX implemented sales and fulfillment operations in eleven new cities (Charlotte, Dallas, Boston, Philadelphia, Richmond, Miami, New York, Chicago, Seattle, San Francisco and San Diego). Increased expenses associated with these new operations, as well as expansion of operations in current cities, were approximately $4.8 million and $2.7 million for the nine month and three month periods ended September 30, 1998, respectively.

         Offsetting the increase in other operating expenses related to KIVEX is the impairment provision associated with assets of businesses held for sale. The costs in excess of net assets acquired asset of both Penn Life and Union Bankers was written down approximately $100.1 million from the historical accounting basis as of June 30, 1998, which decreased the associated amortization of costs in excess of net assets acquired by approximately $1.5 million for the three and nine month period ended September 30, 1998.

         The remaining increases are primarily attributable to Penn Life statutory examination expenses, the establishment of a management information technology system, and costs incurred associated with the transfer of the operations of Union Banker's to third party administrators as well as the Career Sales Division year 2000 compliance efforts.

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

         The Financial Services Division includes the operations of Security Life and United Life. Security Life markets life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southeastern United States. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Southwestern Life with the Financial Services Division.

         Policy Revenues. Total policy revenues for the nine month period ended September 30, 1998, decreased 1.1% to $204.8 million compared to $207.1 million for the nine month period ended September 30, 1997. The decline was primarily as a result of a decline in the Payroll Services Division policy revenues associated with OLIC. Such decline was anticipated due to the Company's decision to cease marketing products through any "non-payroll" production sources. The Financial Services Division's policy revenues were nearly unchanged for the nine month period ended September 30, 1998.

         Total policy revenues for the three month period ended September 30, 1998, increased 3.7% to $73.3 million as compared with $70.7 million for the three month period ended September 30, 1997. The increase was primarily the result of strong new business production in the Financial Services Division. The Payroll Sales Division policy revenues were nearly unchanged for the comparable three month period.

         Net Investment Income. For the nine and three month periods ended September 30, 1998, average invested assets decreased approximately $161.0 million and $249.5 million, respectively, compared to the nine and three month periods ended September 30, 1997. The decline was primarily the result of the need to liquidate invested assets for the Financial Services Division to provide cash flow for accumulation product surrenders. In addition, weighted average yields for the nine and three month periods have declined to 7.3% and 7.2%, respectively, compared to average yields for the nine and three month periods ended September 30, 1997 of 7.7% and 7.8%, respectively. The decline reflects a decrease in higher yielding but less liquid asset classes such as real estate, mortgages and collateral loans, lower new money rates available to the Company to invest as a result of extensive maturities and calls of higher yielding investments and higher investment expenses as a result of the decision to utilize outside investment managers.

         Other Income. The decrease in other income of $3.8 million and $4.1 million for the nine month and three month periods ended September 30, 1998, as compared with similar periods ended September 30, 1997, was primarily the result of a decline in KB Management income. The Company recognizes fee income, net of operating expenses and funding requirements, derived from the various capital transactions performed by KB Management on behalf of the Company and the KB Fund. During 1997 there were several capital transactions associated with the fund and the Company recognized its share of the net fee income. There have been no capital transactions performed by KB Management during 1998. Other income derived by both Financial Services and Payroll Sales Division was nearly unchanged during the comparable periods.

         Total Policyholder Benefits. Total policyholder benefits for the nine month period ended September 30, 1998, increased 13.9% to $292.1 million compared to $256.3 million for the comparable period ended September 30, 1997. During the third quarter of 1997, policyholder benefits were reduced approximately $18.1 million related to the reduction in certain deficiency reserves on a block of interest sensitive business in the Financial Services Division. During the period ended September 30, 1997, management began implementing a plan intended to reduce the anticipated losses on these policies. Such actions included contractually allowable reductions in credited rates and increases in cost of insurance and expense charges. In addition, the increase in policyholder benefits for the period ended September 30, 1998 when compared to 1997, resulted from an aggregate increase in death benefits for the Financial Services Division of approximately $14.7 million when compared to the nine month period ended September 30, 1997. Policy benefits for the Payroll Services Division also increased primarily as a result of increases in claims reserves estimates for certain older blocks of hospital indemnity and disability income contracts as death benefits were nearly unchanged.

         Total policyholder benefits for the three month period ended September 30, 1998, increased 35.0% to $98.1 million compared to $72.7 million for the comparable period ended September 30, 1997. Trends for the three month period were consistent with those noted for the nine month period as 1997 reflects a decrease in deficiency reserves of approximately $18.1 million, death benefits for the Financial Services Division were approximately $4.2 million higher during 1998 and policyholder benefits for the Payroll Division increased during 1998 as a result of increases in claims reserves estimates for certain older blocks of hospital indemnity and disability income contracts.

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525.9 and $504.6 as of September 30, 1998, and December 31, 1997, respectively. If developing trends were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. The Company is unable to predict at this time the cost associated with the management action, which could be material. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation. The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

         Insurance Related Expenses. For the nine month period ended September 30, 1998, insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of preset value of insurance in force) increased to $64.1 million from $63.8 million for the nine month period ended September 30, 1997. Commissions increased $2.0 million primarily from increased new business production in the Financial Services Division. In addition, amortization of deferred policy acquisition costs increased $10.3 million compared with the prior year as a result of growing blocks of insurance in force and persistency adjustments. These increases were substantially offset by $12.0 decrease in amortization of present value of insurance in force. Most of the decrease was related to the Financial Services Division and resulted from unlocking future assumptions regarding the profitability of certain interest sensitive life insurance products and from lower amortization from aging blocks of purchase business.

         For the three month period ended September 30, 1998, insurance related expenses increased to $24.9 million from $23.7 million for the three month period ended September 30, 1997. The increase for the three month period is a result of increased amortization of deferred policy acquisition costs of $1.8 million for the Payroll Sales Division primarily due to persistency adjustments.

         Other Operating Expenses. For the nine month period ended September 30, 1998, other operating expenses (including general operating, overhead and policy maintenance) increased to $98.8 million from $71.5 million for the nine month period ended September 30, 1997. The increase is attributable to several factors as follows: (i) accrual of severance and related benefits of approximately $7.5 million, (ii) additional amortization of costs in excess of net assets acquired of approximately $2.0 million, (iii) approximately $11.4 million of remediation costs associated with Year 2000 systems conversions and upgrades, (iv) the write-off of agents' debit balances aggregating approximately $2.3 million, deemed uncollectible, (v) the write off of certain leasehold improvements and other corporate charges aggregating approximately $2.2 million and (vi) additional non-deferrable expenses such as consulting fees, corporate overhead and friction costs associated with the divisional realignment which are not considered restructuring costs.

         For the three month period ended September 30, 1998, other operating expenses increased to $35.4 million from $22.9 million for the three month period ended September 30, 1997. The increase for the comparable three month period is the result of several of the factors noted above, specifically (i) accrual of severance and related benefits of approximately $3.8 million, (ii) approximately $6.7 million of remediation costs associated with Year 2000 systems conversions and upgrades, (iii) additional non-deferrable expenses such as consulting fees, corporate overhead and friction costs associated with the divisional realignment which are not considered restructuring costs.

GENERAL CORPORATE

         Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs increased to $30.9 million and $10.7 million from $28.4 million and $10.4 million for the nine and three month periods ended September 30, 1998, and 1997, respectively. The increase interest and amortization of deferred debt issuance costs was directly related to the additional weighted average borrowings outstanding as the result of the acquisition of the SW Financial Controlling Interest, including the refinancing of SW Financial notes payable at a more favorable interest rate structure under the Company's senior revolving credit facility, as well as the Fickes and Stone Knightsbridge Interests on January 2, 1998, and January 5, 1998, respectively. In addition, the Company's weighted average borrowing costs has recently increased approximately 175 basis points as the direct result of its current financial position.

         Income Taxes. The effective tax rate (benefit) for the nine and three month periods ended September 30, 1998, was (.5%) and 2.5% compared to 37.2% and 32.6% for the nine and three month periods ended September 30, 1997. The significant change of the effective tax rate from September 30, 1997, to September 30, 1998, is substantially due to the non-deductibility of the reduction of the carrying value of the assets associated with the Businesses Held for Sale.

         In connection with the proposed sale of the Career Sales division, the Company has identified certain net operating loss carryforwards approximating $21.9 million that will not be realizable. For the nine month period ended
September 30, 1998, the Company has recorded the tax effect of these unrecoverable net operating loss carryforwards of approximately $7.7 million as an increase to the impairment provision associated with the assets held for sale.

REGULATORY MATTERS

         The Texas Department of Insurance is conducting its regularly scheduled triennial examinations of eleven of the Company's insurance subsidiaries, which are Texas domestic insurers.

         The Pennsylvania Department of Insurance is in the process of completing its examination of PLIC as of December 31, 1996. The Department has indicated that PLIC's historical method of calculating statutory claims reserves may not provide the most accurate determination of claims reserves estimates. PLIC is evaluating differing methods for determining its claims estimates on a statutory basis. Such differing methods could likely produce materially different claims reserves estimates. Based upon preliminary findings, PLIC increased its statutory claim estimates above historical levels by approximately $20,000 during the three month period ended September 30, 1998. To offset the impact of such reserve increases on PLIC's statutory capital and surplus, PLIC entered into a financial reinsurance agreement which allows PLIC to maintain marginally sufficient statutory capital and surplus. Should PLIC need to substantially increase its claims reserves estimates further it is likely that PLIC's risk-based capital ratios would decline, without further management action, to a level which could require certain actions be taken by the Pennsylvania Department of Insurance. The Company and PLIC continues to closely monitor PLIC's risk-based capital ratios.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         The following ten class-action securities complaints (collectively, the "Complaints") were filed in the United States District Court for the Southern District of New York against the Company and a number of current or former directors and officers as defendants on the dates indicated:

         Bobby F. Brooks v. David J. Stone, et al (Case No. 98CIV6065)                             8/25/98
         Phyllis Olin v. PennCorp Financial Group, Inc., et al (Case No. 98CIV6167)                 9/1/98
         Charles Rutland v. PennCorp Financial Group, Inc., et al (Case No. 98CIV6264)              9/4/98
         Trust Advisors Trading LLC v. David J. Stone, et al (Case No. 98CIV6492)                  9/30/98
         PTJP Partners, L.P. et al v. PennCorp Financial Group, Inc. et al (Case No. 98CIV6799)    9/23/98
         JJL Partners v. PennCorp Financial Group, Inc. et al (Case No. 98CIV6985)                 9/29/98
         Pointers v. Cleaners & Caulkers Local 1 Pension Fund v. PennCorp Financial
            Group, Inc., et al (Case No. 98CIV6926)                                                10/1/98
         Judith Friedman v. David J. Stone, et al (Case No. 98CIV7202)                             9/25/98
         Harriet Inselbach v. David J. Stone, et al (Case No. 98CIV7285)                          10/29/98
         Harold Sachs v. PennCorp Financial Group, Inc., et al (Case No. 98CIV5998)                8/21/98

         Nine of the Complaints are brought on behalf of certain purchasers of the Company's common stock; the Olin Complaint is brought on behalf of certain purchasers of the Company's 9 1/4% Senior Subordinated Notes due 2003. The Complaints charge the Company and certain of its officers and directors with violations of federal securities laws. Among other things, plaintiffs' claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the SEC.

         Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock during various periods, most commonly from March 31, 1998 through April 20, 1998 (although the alleged class periods begin as early as August 19, 1997), and, in the Olin Complaint, purchasers of the Company's subordinated notes between November 13, 1995 and August 20, 1998.

         During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the above actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. Pursuant to a schedule agreed to at the conference, a consolidated and amended complaint will be filed by December 21, 1998.

         While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings would have a material adverse impact on the financial condition, results of operations and cash flows of the Company.

         On July 30, 1998, the Securities and Exchange Commission (the "SEC") notified the Company that it has commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first nine months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

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

         The North Carolina Attorney General's Office (the "NCAG") has initiated an inquiry concerning a certain life insurance product historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to waiving insurance charges after the eighth policy year for non-smoker insureds. The NCAG has indicated that Security Life may be estopped to change its current practice of waiving the cost of the insurance because of certain representations made by agents and officers of Security Life. Although Security Life has waived the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy anniversary, this waiver is not guaranteed under the life insurance contract. The contract specifically allows Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contract. There can be no assurances that the Company will resolve these matters on such life insurance product on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

         In connection with an amendment to the Company's senior credit facility in September 1998, the Company has suspended the payment of cash dividends on its outstanding $3.375 Convertible Preferred Stock, $3.50 Series II Convertible Preferred Stock and Common Stock. Under the terms of the two series of convertible preferred stock, if dividends are in arrears for six or more quarterly dividend periods (whether or not consecutive), the holders of the convertible preferred stock, voting as a single class, will have the right to elect two directors of the Company. In addition, for so long as there are dividend arrearages on the convertible preferred stock, the Company will be prohibited from paying dividends on the Common Stock or purchasing, redeeming or otherwise acquiring Common Stock.

Item 3. Defaults Upon Senior Securities

         As described in Item 2 above, in September 1998, the Company announced that it has suspended the payment of dividends on its outstanding convertible preferred stocks. As of November 16, 1998, accrued and unpaid dividends on the $3.375 Convertible Preferred Stock amounted to $1.7 million and accrued and unpaid dividends on the $3.350 Series II Convertible Preferred stock amount to $1.7 million. These dividend arrearages do not currently entitle the holders of the convertible preferred stock to elect additional directors to the Company's board of directors nor take any other action in respect of these arrearages.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment Agreement dated July 29, 1998 to Executive Retention Agreement by and between Michael Prager and PennCorp Financial Group, Inc.

         10.2     Agreement  dated  September  22,  1998 by  PennCorp  Financial
                  Group,  Inc.  and  certain   subsidiaries   signatory  to  the
                  Agreement and the Texas Department of Insurance.

         10.3 Accommodation Agreement entered into as of July 6, 1998 by and between PennCorp Financial Group, Inc., and David J. Stone.

         10.4 Amendment Number 3 to Employment Agreement made the 10th day of November, 1998 and effective as of the 21st day of August, 1998 by and between PennCorp Financial Group, Inc. and David
                  J. Stone.

         11.1     Computation of Earnings per Share

         15.1     Independent Auditors' Report*

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K dated September 15, 1998 was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on September 15, 1998, providing Amendment No. 3 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., the lendors signatory to the Credit Agreement and The Bank of New York.

* Such exhibit is incorporated by reference to page 20 of this Form 10-Q.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PENNCORP FINANCIAL GROUP, INC.



                            By:/s/James P. McDermott
                               ------------------------
                               James P. McDermott
                               Executive Vice President and Chief
                               Financial Officer (Authorized officer
                               and principal accounting and financial
                               officer of the Registrant)

Date: November 16, 1998

                                INDEX TO EXHIBITS

Exhibit Numbers

         10.1 Amendment Agreement dated July 29, 1998 to Executive Retention Agreement by and between Michael Prager and PennCorp Financial Group, Inc.

         10.2     Agreement  dated  September  22,  1998 by  PennCorp  Financial
                  Group,  Inc.  and  certain   subsidiaries   signatory  to  the
                  Agreement and the Texas Department of Insurance.

         10.3 Accommodation Agreement entered into as of July 6, 1998 by and between PennCorp Financial Group, Inc., and David J. Stone.

         10.4 Amendment Number 3 to Employment Agreement made the 10th day of November, 1998 and effective as of the 21st day of August, 1998 by and between PennCorp Financial Group, Inc. and David
                  J. Stone.

         11.1     Computation of Earnings per Share

         15.1     Independent Auditors' Report*

         27       Financial Data Schedule

* Such exhibit is incorporated by reference to page 20 of this Form 10-Q.

                                                                    EXHIBIT 11.1

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                                 (In thousands)
                                   (Unaudited)

                                                       Three Month Periods Ended      Nine Month Periods Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          1998           1997           1998            1997
                                                     -------------   -------------  -------------  -------------
Basic net income (loss) applicable to common stock:
     Net income (loss) applicable to common stock..  $    (165,088)  $      26,070  $    (332,682) $      46,715
     Redemption Premium on Series C
       Preferred Stock.............................             --              --         (1,913)            --
                                                     -------------   -------------  -------------  -------------
                                                     $    (165,088)  $      26,070  $    (334,595) $      46,715
                                                     =============   =============  =============  =============

Diluted net income (loss) applicable to common stock:
     Net income (loss) applicable to common stock..  $    (165,088)  $      26,070  $    (332,682) $      46,715
     Redemption Premium on Series C
       Preferred Stock.............................             --              --         (1,913)            --
         Common stock equivalents:
           Convertible preferred stock dividend
              requirements.........................             --           4,456             --         13,368
                                                     -------------   -------------  -------------  -------------
                                                     $    (165,088)  $      30,526  $    (334,595) $      60,083
                                                     =============   =============  =============  =============

                                                       Three Month Periods Ended      Nine Month Periods Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          1998           1997           1998            1997
                                                     -------------   -------------  -------------  -------------
Basic:
     Shares outstanding beginning of period........         28,860          28,648         28,860         28,648
     Incremental shares applicable to Stock
       Warrants/Stock Options......................            357             167            357            134
     Acquisition of Fickes and Stone Knightsbridge
       Interests...................................            347              --            347             --
     Redemption of Series C Preferred Stock........            692              --            463             --
     Treasury shares...............................         (1,010)           (772)        (1,010)          (687)
                                                     -------------   -------------  -------------  -------------
                                                            29,246          28,043         29,017         28,095
                                                     =============   =============  =============  =============
Diluted:
     Shares outstanding beginning of period........         28,860          28,648         28,860         28,648
     Incremental shares applicable to Stock
       Warrants/Stock Options......................            357             988            357            973
     Acquisition of Fickes and Stone Knightsbridge
       Interests...................................            347              --            347             --
     Treasury shares...............................         (1,010)           (772)        (1,010)          (687)
     Redemption of Series C Preferred Stock........            692              --            463             --
     Conversion of 2,300 shares of $3.375
       Convertible Preferred Stock at a rate of
       2.213 common shares to 1 preferred share....             --           5,088             --          5,088
     Conversion of 2,875 shares of $3.50 Series II
       Convertible Preferred Stock at a rate of
       1.4327 common shares to 1 preferred share...             --           4,119             --          4,119
                                                     -------------   -------------  -------------  -------------
                                                            29,246          38,071         29,017         38,141
                                                     =============   =============  =============  =============