Form 10-K
period 1998-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1999-03-31
CIK 890449

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

                   For the fiscal year ended December 31, 1998

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware
     (State or other jurisdiction of                   13-3543540
      incorporation or organization)        (I.R.S. employer identification no.)
        c/o Southwestern Financial
           Services Corporation
         717 North Harwood Street                         75201
              Dallas, Texas                            (Zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 954-7111

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999: $14,520,796.

The number of Common Stock shares outstanding as of March 25, 1999, was 29,041,593.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled for May 13, 1999, is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I
         Item 1.   Business                                                    3
         Item 2.   Properties                                                 22
         Item 3.   Legal Proceedings                                          22
         Item 4.   Submission of Matters to a Vote of Security Holders        23

PART II
         Item 5.   Market for the Registrant's Common Equity and Related
                    Shareholder Matters                                       24
         Item 6.   Selected Consolidated Financial Data                       25
         Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       26
         Item 7A.  Quantitative and Qualitative Disclosures about Market
                    Risk Exposures of Financial Instruments for the
                    Retained Businesses                                       43
         Item 8.   Financial Statements and Supplementary Data                47
         Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      114

PART III
         Item 10.  Directors and Executive Officers of the Registrant        114
         Item 11.  Executive Compensation                                    114
         Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management                                           114
         Item 13.  Certain Relationships and Related Transactions            114

PART IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                              115

                                     PART I

Item 1.   Business

GENERAL DESCRIPTION AND HISTORY

         PennCorp Financial Group, Inc. ("PennCorp" or the "Company"), incorporated in Delaware in 1989, is a holding company, the principal subsidiaries of which are insurance companies with operations in Dallas and Waco, Texas; Raleigh, North Carolina; and Toronto, Canada. The Company's insurance subsidiaries market and underwrite life insurance, accumulation products and fixed benefit accident and sickness insurance to lower and middle-income markets throughout the United States and Canada. The Company's insurance products are sold through several distribution channels including independent general agents, exclusive agents, payroll deduction programs and financial institutions. During 1997 the Company restructured its operating units into three primary business units: the Financial Services Division, the Payroll Sales Division and the Career Sales Division. Information relating to the Company's U.S. and Canadian operations appears in Note 4 of "Notes to Consolidated Financial Statements." For more information regarding the Company's markets, see "Insurance" and "Marketing and Distribution" included herein.

BUSINESSES HELD FOR SALE

         On February 18, 1998, the Company announced it had engaged the investment banking firms Salomon Smith Barney, Inc. and Fox-Pitt, Kelton Inc. to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division and certain other non-strategic subsidiaries.

         The Career Sales Division is comprised in part of the operations of Pennsylvania Life Insurance Company ("PLIC") and PennCorp Life Insurance Company (together with PLIC, "Penn Life"). Penn Life markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the acquisition in January 1998 of Southwestern Financial Corporation and its subsidiaries ("SW Financial"), the Company has integrated Union Bankers Insurance Company ("Union Bankers"), Constitution Life Insurance Company ("Constitution") and Marquette National Life Insurance Company ("Marquette") into the Career Sales Division. See "Acquisition of SW Financial Controlling Interest and KB Interests." Peninsular Life Insurance Company ("Peninsular") is also part of the Career Sales Division.

         On December 31, 1998, the Company entered into a definitive agreement to sell the Career Sales Division and related assets to Universal American Financial Corp. ("Universal American"). The purchase price of $175.0 million is subject to adjustment based on the capital and surplus of the Career Sales Division at the closing date. The purchase price consists of $136.0 million in cash and $39.0 million initial principal amount, subject to adjustment, of subordinated notes of Universal American. The subordinated notes will bear interest at a rate of 8.0% per annum and will mature ten years from date of issuance. The accreted value of the notes will be subject to offset in the event of adverse development (or subject to increase in the event of positive development) in the disability income reserves of PLIC and may be offset for other indemnification claims under the purchase and sale agreement. In addition, the Company is required under terms of the purchase and sale agreement to deliver the Career Sales Division and related assets with certain minimum levels of statutory capital and surplus, pay certain ongoing costs and other expenses which the Company anticipates will result in its receiving net cash proceeds of approximately $70.0 to $78.0 million. For additional information concerning the disability insurance reserves of PLIC, see Note 8 of Notes to Consolidated Financial Statements.

         Also on December 31, 1998, the Company signed a definitive agreement to sell Professional Insurance Company ("Professional"). Professional, which previously was included in the Payroll Sales Division, provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. Pursuant to the purchase and sale agreement, Professional will be sold to GE Financial Assurance Holdings, Inc. ("GEFAH") for $47.5 million in cash. The purchase price is subject to adjustment based on Professional's capital and surplus at the closing date. In addition, GEFAH will pay interest on the purchase price from December 31, 1998 to the date of closing. The Company currently estimates receiving net cash proceeds for the Professional sale of approximately $40.0 million to $41.5 million.

         On February 21, 1999, the Company signed a definitive agreement to sell United Life & Annuity Insurance Company ("United Life") and its wholly-owned subsidiary, United Variable Services, Inc., to ING America Insurance Holdings, Inc. ("ING"). United Life, which previously was included in the Financial Services Division, principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. The sale of United Life to ING also includes the sale of UC Mortgage Corp. ("UC"), Cyberlink Development, Inc. ("Cyberlink") and certain assets of Marketing One, Inc. ("Marketing One"). The aggregate purchase price consists of $152.0 million and a dividend payable by United Life at closing, which the Company estimates will be approximately $2.1 million. The purchase consideration may be reduced as a result of the Company's obligation to purchase certain mortgages from United Life at closing. Additionally, a portion of the purchase price may be escrowed at closing to fund the Company's obligation to purchase additional mortgages from United Life after closing. United Life, including its subsidiary United Variable Services, Inc., UC, Cyberlink and certain assets of Marketing One are referred to herein collectively as the "United Life Assets." The Company anticipates receiving net cash proceeds from the sale of the United Life Assets of approximately $140.0 million.

         In the third quarter of 1998, the Company made the decision to sell KIVEX, Inc. ("KIVEX"), an internet service provider. The Company has engaged the investment banking firm of ING Barings Furman Selz in this regard and is currently soliciting interest from prospective purchasers. To date, the Company has not entered into a definitive agreement to sell KIVEX. In addition, the Company has made the decision to sell Marketing One, excluding those assets included with the sale of United Life.

         As a result of the Company's agreements to sell the Career Sales Division, Professional and the United Life Assets and the Company's intent to sell KIVEX and Marketing One within a period not likely to exceed one year, the assets and liabilities relating to the Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One have been reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" in the Company's audited Consolidated Balance Sheets included elsewhere herein. Because these assets and liabilities have been aggregated for purposes of presentation in the Company's financial statements, the Company has similarly separately aggregated such assets and liabilities for purposes of much of the textual disclosures contained herein. For this purpose, the assets and liabilities relating to the Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One are collectively referred to herein as the "Businesses Held for Sale."

         Consummation of the Career Sales Division, Professional and United Life Assets sales transactions is subject to regulatory approvals and other closing conditions. Please refer to the reports on Form 8-K filed on January 11, 1999 and March 11, 1999 for more information on these sale transactions. Included as Exhibits 2.1 and 2.2 on the Form 10-K are the definitive purchase and sale agreements for the Career Sales Division and Professional, respectively. There can be no assurances that the Career Sales Division, Professional or the United Life Assets sales will be consummated or that the cash proceeds will be in the amount anticipated by the Company.

RETAINED BUSINESS

         After giving effect to the sale of the United Life Assets, the Financial Services Division is comprised of Security Life and Trust Insurance Company (formerly Integon Life Insurance Corporation) ("Security Life") and Southwestern Life Insurance Company ("Southwestern Life"). Security Life markets life insurance and, to a lesser extent, annuity products through independent general agents who sell directly to individuals primarily in the southeastern United States. Since its acquisition on January 2, 1998, Southwestern Life has been integrated and managed as part of the Financial Services Division. Southwestern Life markets life insurance and, to a lesser extent, annuity products through independent general agents who sell directly to individuals primarily in the southwestern United States.

         After giving effect to the sale of Professional, the Payroll Sales Division includes the operations of AA Life and Occidental Life Insurance Company of North Carolina ("OLIC"). AA Life, comprised of Pioneer Security Life Insurance Company ("Pioneer Security") and its subsidiaries, American-Amicable Life Insurance Company of Texas ("American-Amicable") and Pioneer American Insurance Company ("Pioneer American"), markets and underwrites customized life insurance and accumulation products to U.S. military personnel and government employees through a general agency force. OLIC provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs.

         For purposes of the Company's separate disclosure of the Businesses Held for Sale as described above, Security Life, Southwestern Life, OLIC, AA Life and other non-life insurance corporate entities are collectively referred to herein as the "Retained Businesses."

ACQUISITION OF SW FINANCIAL CONTROLLING INTEREST AND KB INTERESTS

         On January 2, 1998, following shareholder approval at the Company's 1997 annual meeting of shareholders, the Company consummated the acquisition, from KB Investment Fund I, LP (formerly Knightsbridge Capital Fund I, LP) (the "KB Fund") and Messrs. Steven W. Fickes, a former director, and David J. Stone, a director of the Company, of their respective holdings of common stock and, in the case of the KB Fund, common stock warrants of SW Financial (collectively, the "SW Financial Controlling Interest") for an aggregate purchase price of $73.7 million (not including acquisition expenses).

         On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, the Company consummated the acquisition of the interests of Messrs. Fickes and Stone in KB Management, KB Fund and KB Consultants LLC (formerly known as Knightsbridge Consultants LLC) (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $10.6 million (not including acquisition expenses). Mr. Fickes will receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and will be issued 173,160 shares of the Company's Common Stock on April 15, 2001. The Company issued 173,160 shares to Mr. Stone in July 1998.

         Further  information  regarding the SW Financial  investment appears in
Note 6 of "Notes to Consolidated Financial Statements." Information relating to the relationship between the Company and the KB Fund, the acquisition of the Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest appear in Notes 3, 18 and 19 of "Notes to Consolidated Financial Statements," and in Item 13 hereof.

PRODUCTS

General

         The Company's insurance subsidiaries underwrite a variety of insurance products with the primary emphasis on modest premium policies in the life, accumulation and fixed benefit product sectors. Life products are primarily low face amount traditional whole life or universal life products which build cash values that are available to the policyholder. Accumulation products include various forms of annuity products which are utilized by policyholders primarily as a means of tax deferred savings. Fixed benefit products include indemnity insurance policies in which the benefit amounts are fixed at the time of policy issue. Those products provide supplemental income payments directly to the insured who is disabled and unable to work due to accident or sickness.

         Product profitability is achieved through a pricing policy that is based upon what the Company believes to be conservative actuarial assumptions, which take into account the underwriting risks associated with the product being sold, including lapse rates, mortality, morbidity and whether the product is underwritten in the field or by the home office, as well as the administrative expenses associated with the business. The Company, on an ongoing basis, evaluates new products for use by its sales forces.

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

         The following table presents the historical percentages of consolidated insurance operations revenues derived from these product types:

                                                                         PERCENTAGE OF CONSOLIDATED
                                                                            INSURANCE OPERATIONS
                                                                        REVENUES FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                                                     Pro forma
     INSURANCE PRODUCT TYPE                                     1996          1997         1998        1998(1)
     -------------------------------------------------------  ---------    ---------    ---------    ---------

     Fixed benefit..........................................     34.1%        29.8%        30.4%         3.9%
     Life...................................................     46.2         43.1         48.7         79.7
     Accumulation...........................................     19.7         27.1         20.9         16.4
                                                              -------      -------      -------      -------
       Total................................................    100.0%       100.0%       100.0%       100.0%
                                                              =======      =======      =======      =======
     ---------------
     (1)  Pro forma 1998  ratios and amounts  exclude the results of  Businesses
          Held for Sale as if  Businesses  Held for Sale  were sold  January  1,
          1998. Such pro forma information is provided for comparative  purposes only and does not purport to be indicative of what would have occurred had the consummation of the sales transactions  occurred as of January
          1, 1998, or results of the Retained  Businesses which may occur in the future.

         The amount of annualized premium in force and policy activity by type of business for the past three years is as follows:

                                                                         ANNUALIZED PREMIUM IN FORCE
                                                                             AS OF DECEMBER 31,
                                                                              ($ in thousands)
                                                                                                     Pro forma
     INSURANCE PRODUCT TYPE                                     1996          1997         1998        1998(1)
     -------------------------------------------------------  ---------    ---------    ---------    ---------
     Fixed benefit..........................................  $ 194,475    $ 184,214    $ 209,495    $  13,966
     Life(2)................................................    217,538      219,180      496,712      355,089
                                                              ---------    ---------    ---------    ---------
       Total................................................  $ 412,013    $ 403,394    $ 706,207    $ 369,055
                                                              =========    =========    =========    =========
     ---------------
     (1)  Pro forma 1998  ratios and amounts  exclude the results of  Businesses
          Held for Sale as if  Businesses  Held for Sale  were sold  January  1,
          1998. Such pro forma information is provided for comparative  purposes only and does not purport to be indicative of what would have occurred had the consummation of the sales transactions  occurred as of January
          1, 1998, or results of the Retained  Businesses which may occur in the future.

     (2)  Life annualized  premium in force includes target premium for interest sensitive  products.  Interest  sensitive policy revenue may vary from target  premium  as  policyholders  have no  obligation  to pay target
          premium.   Additionally,   interest   sensitive  policy  revenues  are
          determined   based   upon   contractual   charges   assessed   against
          policyholder   funds  and  are  not  determined  by  policy   revenues
          collected.

         The following discussion of the Company's principal products relates to the Retained Businesses.

Life Insurance Products

         Traditional Whole Life. The Company's whole life policies are permanent insurance products that combine life insurance protection with a savings component or cash value that gradually increases in amount. Typically, a guaranteed fixed premium, which is higher than for comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. A policyholder may borrow against the policy's accumulated cash value, but the amount of any outstanding loans decreases the death benefit under the policy. A policyholder may surrender a policy and receive the accumulated cash value. As of December 31, 1998, for the Retained Businesses, there were approximately 221,000 whole life policies in force with $2,289.1 million in face amount of insurance and $441.0 million in future policy benefit reserves.

         Universal and Interest-Sensitive Life. The universal and interest-sensitive life products offered by the Company provide whole life insurance with adjustable rates of return related to current interest rates. Universal life products permit policyholders to vary the frequency and size of their premium payments, although policy benefits may also vary.

         The majority of sales of individual life insurance products, measured by premium volume, has been derived from universal and interest-sensitive life insurance products. The Company's universal and interest-sensitive life products provide advantages generally not available to its traditional whole life and term life policyholders, such as flexibility in available coverages and flexibility in the amount and timing of premium payments. In addition, the Company's universal and interest-sensitive life products can, in some respects, provide higher returns and greater cash values to policyholders as compared with traditional whole life insurance products. The Company's universal life and interest-sensitive life insurance products are marketed to individuals directly and through qualified retirement plans, deferred compensation plans, and employer sponsored payroll deduction plans. As of December 31, 1998, for the Retained Businesses, there were approximately 228,000 universal and interest-sensitive life policies in force with $14,143.0 million in face amount of insurance and $1,304.5 million in account value.

         Term Life. Term life products offer pure insurance protection for a specified period of time, typically one, five or ten years. The Company offers a variety of term life products that include some or all of the following features: current and guaranteed premium rates that are level for a specified number of years; preferred smoker, preferred nonsmoker, nonsmoker, and smoker underwriting classes; and conversion to permanent insurance allowed to age 65 with premium credit. As of December 31, 1998, for the Retained Businesses, there were approximately 118,000 term life policies in force with $6,006.7 million in face amount of insurance and $45.4 million in future policy benefit reserves.

         Total sales of individual life insurance by the Retained Businesses were approximately $50.2 million, $46.8 million and $43.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Accumulation Products

         The Company's accumulation products include single premium deferred annuities, flexible premium deferred annuities and variable annuity products. The principal annuity products marketed by the Company's retained insurance subsidiaries consist of flexible premium deferred annuities ("FPDAs") and single premium deferred annuities ("SPDAs").

         As of December 31, 1998, the guaranteed minimum crediting rates of the Company's deferred annuity products for the Retained Businesses were as follows:

               Guaranteed Minimum                         Funds Under
                 Crediting Rate                            Management
                                                        ($ in millions)
                                                        ---------------
             3.00%.................................      $        49.5
             3.50%.................................                2.4
             4.00%.................................              467.2
             4.50%.................................               88.2
             5.00%.................................                 --
             6.00%.................................               20.5
               No guaranteed minimum...............                6.6
                                                         -------------
                                                         $       634.4
                                                         =============

         At December 31, 1998, annuity liabilities were composed of $136.1 million of SPDA liabilities and $498.3 million of FPDA liabilities and $185.5 million of other annuity liabilities, for a total of $819.9 million of annuity liabilities. Of such liabilities $319.0 million were subject to surrender charges averaging 5.6% as of December 31, 1998.

         Total sales of annuities by the Retained Businesses were approximately $31.8 million, $33.2 million and $20.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Fixed Benefit Products

         Fixed benefit products are sold in large volume and are characterized by low average annual premiums. These products provide one or more of three principal types of benefits: (i) fixed periodic payments to an insured who becomes disabled and unable to work because of an accident and/or sickness, (ii) fixed periodic payments to an insured who becomes hospitalized, and (iii) fixed single payments that vary in amount generally for specified surgical or diagnostic procedures. Because the benefits are fixed in amount at the time of policy issuance and are not intended to provide reimbursement for medical and hospital expenses, payment amounts are not affected by inflation or the rising cost of health care services. Fixed benefit products, primarily those covering inability to work due to an accident, provide payments while the insured is disabled and unable to work, subject to the terms and conditions of the applicable policy. Fixed benefit products under which payments are made to insureds who are disabled and unable to work may be purchased with coverage for either (i) specified types of accidents, (ii) all other types of accidents, or (iii) a combination of accident and sickness. The Company's practice is to sell products that together with other similar coverages, do not provide monthly benefits in excess of $2,000 or 50% of the insured's income, if less.

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

         Historically, most of the Company's sales of fixed benefit products are produced by Businesses Held for Sale. Total sales of fixed benefit products by the Retained Businesses were approximately $3.7 million, $3.8 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         During 1998, Southwestern Life began marketing long-term care products which are marketed to retirees, older self-employed individuals and other persons in middle income levels. The Company believes that the market for long-term care insurance products is attractive because of the general aging of the United States population and the lack of savings resources to cover prolonged illnesses or convalescent care. As of December 31, 1998, there were 701 long-term care policies in force representing $1.0 million in annualized premiums and $.3 million in reserves. Total sales of long-term care products by Southwestern Life during 1998 were approximately $1.0 million.

         The following table provides certain information with respect to various categories of insurance business in force for the Company's insurance subsidiaries:

                                                1996                          1997                          1998
                                     --------------------------    ---------------------------   --------------------------
                                      Fixed              Accum-    Fixed                Accum-    Fixed              Accum-
                                     Benefit    Life    ulation    Benefit    Life     ulation   Benefit    Life    ulation
                                     -------    ----    -------    -------    ----     -------   -------    ----    -------
Policies in force - January 1......  733,893   562,620   34,854    698,072   558,697    90,265   654,936   506,913   69,769
   New issues......................   81,547    54,157    4,834     84,286    62,449     5,012    89,218    72,080    8,715
   Business acquired, net..........   15,664    67,731   64,210         --        --        --   112,098   301,537   35,511
   Policies terminated............. (133,032) (125,811) (13,633)  (127,422) (114,233)  (25,508) (159,234) (100,598) (27,383)
                                    --------  --------  -------   --------  --------  --------  --------  --------  -------
   Policies in force - December 31.  698,072   558,697   90,265    654,936   506,913    69,769   697,018   779,932   86,612
                                    ========  ========  =======   ========  ========  ========  ========  ========  =======

MARKETING AND DISTRIBUTION

         The Company's insurance subsidiaries collectively are licensed to market the Company's insurance products in all states (other than New York) and in the District of Columbia, all provinces of Canada and in Puerto Rico, Guam and certain Caribbean countries. In addition, the Company is authorized to sell its products at U.S. military installations in foreign countries.

         The Company markets and distributes its products through four primary distribution channels: agents contracted exclusively with the Company, independent general agents who sell on an individual basis, independent general agents who sell through payroll deduction programs and arrangements for distribution through various financial institutions.

         These market segments are further divided as follows:

         Major Market                  Sub-Market
         ------------                  ----------

         Individual     Low and moderate income households
                        U.S. military enlistees
                        Suburban and rural locales
                        Self-employed individuals

         Government     Employees of local governments and governmental agencies
                        Employees of U.S. federal government

         Each of the Company's market segments may be served by each of the primary distribution channels. Additionally, though there are certain regions in which all sales forces are active, the Company's sales forces generally operate in geographically discrete regions.

         The following tables illustrate, by direct cash premium collected, (as reported to regulatory authorities) and relative percentages, the principal marketing regions in which the Businesses Held for Sale and Retained Businesses collected in excess of $10.0 million of policy revenues for the year ended December 31, 1998.

                 Businesses Held for Sale Direct Premium Collected
             Jurisdiction                    Amount       Percentage
             ------------                    ------       ----------
                                         ($ in thousands)

             Canada....................     $ 60,094          11.7%
             Texas.....................       43,178           8.4
             Indiana...................       38,434           7.5
             Florida...................       38,328           7.5
             Louisiana.................       36,905           7.2
             Georgia...................       27,875           5.4
             Ohio......................       25,273           4.9
             California................       24,051           4.7
             Wisconsin.................       21,628           4.2
             Pennsylvania..............       16,848           3.3
             Missouri..................       16,628           3.2
             North Carolina............       16,017           3.1
             Oklahoma..................       13,411           2.6
             Virginia..................       12,346           2.4
             Illinois..................       12,051           2.4
                                            --------        ------
               Subtotal................      403,067          78.5
             All Others................      110,226          21.5
                                            --------        ------
               Total...................     $513,293         100.0%
                                            ========        ======

                   Retained Businesses Direct Premium Collected
             Jurisdiction                    Amount       Percentage
             ------------                    ------       ----------
                                         ($ in thousands)

             Texas.....................     $ 58,512          20.2%
             North Carolina............       34,829          12.0
             Georgia...................       26,095           9.0
             California................       19,408           6.7
             Florida...................       13,702           4.7
             Virginia..................       11,991           4.1
                                            --------        ------
               Subtotal................      164,537          56.7
             All Others................      125,489          43.3
                                            --------        ------
               Total...................     $290,026         100.0%
                                            ========        ======

Financial Services Division

         The Financial Services Division includes marketing units of Security Life, United Life and Southwestern Life. The Financial Services Division markets products to individual customers through leads developed over time. This division utilizes field marketing directors, affiliations with independent marketing organizations, financial institutions and financial planners to reach its customer base.

         The sales agents for this division often make sales presentations on a one-on-one basis with potential prospects. Sales representatives are often faced with competition from other agents and/or products from other companies.

         The following tables set forth information regarding the Financial Services Division. United Life is excluded on a pro forma basis for 1998 as it is included in Businesses Held for Sale.

                                                                                                     Pro forma
     FINANCIAL SERVICES DIVISION                                1996          1997         1998         1998
     -------------------------------------------------------  ---------    ---------    ---------    ---------
                                                                               ($ in thousands)
     Agents under contract..................................      9,164        7,730       19,254       16,607
     Number of agents annually producing new business.......      2,842        2,206        4,894        4,353
     Submitted annualized new business premiums.............  $ 118,528    $ 139,483    $ 160,258    $  72,465
     Annualized new business premium per agent..............  $    41.7    $    63.2    $    32.7    $    16.6

         The revenue earned by the Financial Services Division by product type is shown below:

                                                                                                     Pro forma
     INSURANCE PRODUCT TYPE                                     1996          1997         1998         1998
     -------------------------------------------------------  ---------    ---------    ---------    ---------
                                                                               ($ in millions)
     Life...................................................  $   143.7    $   127.9    $   249.3    $   239.6
     Accumulation...........................................      102.2        166.9        167.8         65.7
     Fixed benefit..........................................        5.3          0.3          2.7          2.4
                                                              ---------    ---------    ---------    ---------
       Total................................................  $   251.2    $   295.1    $   419.8    $   307.7
                                                              =========    =========    =========    =========

         The percentage of the Financial Services Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                                                     Pro forma
     INSURANCE PRODUCT TYPE                                     1996          1997         1998         1998
     -------------------------------------------------------  ---------    ---------    ---------    ----------
     Life...................................................     55.1%        46.3%        60.2%        69.1%
     Accumulation...........................................     91.9         95.0         94.2         92.0
     Fixed benefit..........................................      2.8          0.2          1.0         14.3
       Total division revenue to the Company's
         total insurance operations revenue.................     44.5         45.9         49.5         70.7

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

         The following tables set forth information regarding the Payroll Sales Division. Professional is excluded on a pro forma basis for 1998 as it is included in Businesses Held for Sale:

                                                                                                     Pro forma
     PAYROLL SALES DIVISION                                     1996          1997         1998         1998
     -----------------------------------------------------    ---------    ---------    ---------    ---------
                                                                              ($ in thousands)
     Agents under contract................................        7,539        6,784        6,941        3,638
     Number of agents annually producing new business.....        2,750        2,955        1,926          783
     Submitted annualized new business premiums...........    $  39,069    $  42,527    $  44,100    $  26,944
     Annualized new business premium per agent............    $    14.2    $    14.4    $    22.9    $    34.4

         The revenue earned by the Payroll Sales Division by product type is shown below:

                                                                                                     Pro forma
     INSURANCE PRODUCT TYPE                                     1996          1997         1998         1998
     -----------------------------------------------------    ---------    ---------    ---------    ---------
                                                                               ($ in millions)
     Life.................................................    $    84.1    $   116.4    $   112.6    $   107.0
     Fixed benefit........................................         39.5         48.9         48.0         14.6
     Accumulation.........................................          8.0          7.2          5.9          5.7
                                                              ---------    ---------    ---------    ---------
       Total..............................................    $   131.6    $   172.5    $   166.5    $   127.3
                                                              =========    =========    =========    =========

         The percentage of the Payroll Sales Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                                                     Pro forma
     INSURANCE PRODUCT TYPE                                     1996          1997         1998         1998
     -----------------------------------------------------    ---------    ---------    ---------    ---------
     Life...................................................     32.3%        42.2%        27.2%        30.9%
     Fixed benefit..........................................     20.5         25.5         18.6         85.7
     Accumulation...........................................      7.2          4.1          3.3          8.0
       Total division revenue to the Company's
          total insurance operations revenue................     23.3         26.8         19.5         29.3

Career Sales Division

         Penn Life's agents constitute substantially all of the sales force for the Career Sales Division. The regional sales managers are responsible for approximately 100 sales locations in the United States and Canada. Commissions are shared among the regional and branch office managers and the writing agent. Commissions allocated to the branch offices are used to pay "overwrite" commissions to agents who train new agents and to pay the expenses of the branch office. Any commissions allocated to the branch offices remaining after payment of "overwrite" commissions and expenses, essentially the branch "profit," are allocated among the senior sales managers (and the Company for Canadian Sales Offices). Prior to 1998, the Company shared in the profits for all U.S. and Canadian Sales Offices. The Company retained approximately $1.5 million, $2.6 million and $2.3 million during 1998, 1997 and 1996, respectively, in profit sharing income, which is recorded as an offset to commissions. During 1997 the Company worked closely with the U.S. based career sales force to develop and implement a new compensation structure which resulted in the Company giving up its rights to a portion of the profit participation associated with the branch compensation structures. As a result, career sales force agents receive a lower base commission structure on new business and fully absorb all field office costs. The new compensation structure allows for bonuses to be paid to agents based upon improving persistency and new sales growth. Additional consideration has been granted to the field force in connection with the acquisition of the Career Sales Division by Universal American. See Note 19 of "Notes to Consolidated Financial Statements."

         The Penn Life career sales force is a network of regional managers who operate branch offices. Each office includes agents which focus on three different marketing strategies: New Call, Special Services and Individual Life. The target market for all products is primarily self-employed individuals, with plans to expand into the senior market.

         New Call. New Call agents make "cold call" door-to-door presentations and market small denomination policies that provide scheduled payments in fixed amounts to insureds who, as a result of specified types of accidents, become unable to work or who become hospitalized.

         Special Services. New Call policyholders are a significant source of leads for the Special Services Division. A Special Services agent visits the policyholder's residence to collect renewal premiums on products purchased for the New Call representatives. The sales agent also delivers a standardized sales presentation on more comprehensive policies. These policies either provide scheduled payments to insureds who are disabled and unable to work as a result of accident or sickness or scheduled payments to insureds who are required to be hospitalized as the result of accident or sickness.

         Individual Life. Existing policyholders are the primary source of leads for the Individual Life representatives, which sell life products. The Company has worked to restructure this division, expand its product portfolio and aggressively recruit new agents. New product offerings include universal life, term life and final expense products which have been widely accepted by the Penn Life sales force.

         With the addition of Union Bankers, Constitution and Marquette, the Career Sales Division will have the opportunity to expand into the brokerage market offering senior care products.

         The following tables set forth  information  regarding the Career Sales
Division:

                                                                              1996         1997         1998
                                                                           ---------    ---------    ---------
                                                                                     ($ in thousands)
     ACCIDENT & HEALTH
       Agents under contract...........................................        1,644        1,400        4,173
       Weekly average agents producing new business....................          618          581          491
       Submitted annualized new business premiums......................    $  40,433    $  41,224    $  46,770
       Annualized new business premium per agent.......................    $    65.4    $    71.0    $    95.3

     INDIVIDUAL LIFE
       Agents under contract...........................................          197          182          119
       Weekly average agents producing new business....................           91           78           41
       Submitted annualized new business premiums......................    $   8,224    $   7,006    $   3,706
       Annualized new business premium per agent.......................    $    90.4    $    89.8    $    90.4

     TOTAL ALL CAREER SALES DIVISIONS
       Agents under contract...........................................        1,841        1,582        4,292
       Weekly average agents producing new business....................          709          659          532
       Submitted annualized new business premiums......................    $  48,657    $  48,230    $  50,476
       Annualized new business premium per agent.......................    $    68.6    $    73.2    $    94.9

         The revenue earned by the career sales distribution system by product type is shown below:


     INSURANCE PRODUCT TYPE                                                   1996         1997         1998
     ------------------------------------------------------------------    ---------    ---------    -------
                                                                                     ($ in millions)
     Fixed benefit.....................................................    $   148.1    $   142.3    $   207.3
     Life..............................................................         32.8         31.6         52.0
     Accumulation......................................................          1.0          1.6          4.4
                                                                           ---------    ---------    ---------
       Total...........................................................    $   181.9    $   175.5    $   263.7
                                                                           =========    =========    =========

         The percentage of Career Sales Division revenue to the Company's total insurance operations revenue by product type is shown below:


     INSURANCE PRODUCT TYPE                                                   1996         1997         1998
     ------------------------------------------------------------------    ---------    ---------    ---------
     Fixed benefit.....................................................       76.8%        74.3%        80.4%
     Life..............................................................       12.6         11.5         12.6
     Accumulation......................................................        0.9          0.9          2.5
       Total division revenue to the Company's
         total insurance operations revenue............................       32.2         27.3         31.0

INSURANCE UNDERWRITING

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

         Although the increasing incidence of AIDS is expected to affect mortality adversely for the life insurance industry as a whole, the Company believes that the impact of AIDS on its operations should not be material due to the small average size of the life insurance policies sold. The Company requires and considers AIDS information to the fullest extent permitted by law in underwriting and pricing decisions. During the twelve months ended December 31, 1998, 1997 and 1996, the Company estimated it paid approximately $1.2 million, $2.1 million and $3.2 million, respectively in death benefits (representing less than 1% of total death benefits paid by the Company during each such period) under individual life policies due to deaths believed by the Company to be AIDS-related.

         The Company has identified a block of approximately 290 policies with a total face amount of approximately $30.0 million which it suspects could have been issued on applications containing material misrepresentations, particularly concerning the treatment for or the diagnosis of AIDS or HIV. The Company is investigating each one of these policies and taking steps to rescind any contestable policy where material misrepresentations are found. The Company is also reviewing its underwriting guidelines to prevent a recurrence of this situation and reviewing its current cost of insurance charges to determine if current charges are sufficient to cover potentially higher mortality associated with such policies.

INVESTMENT PORTFOLIO

         The Company's investment portfolio, which as of December 31, 1998 excludes invested assets of its Businesses Held for Sale, is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk and matching the anticipated maturities of investments to the Company's liabilities. To achieve these objectives, the portfolio consists primarily of United States and Canadian government and investment-grade fixed maturity securities, which together with high quality short-term investments accounted for approximately 84.6% of the Company's total invested assets at December 31, 1998. The Company believes that the nature of its fixed benefit products, which have minimal inflation risk, and its life products, which limit the early accumulation of cash values, permit it to utilize this conservative investment strategy.

         At December 31, 1998, 54.1% of the Company's fixed maturity bonds were rated AA or higher by Standard & Poor's and approximately 93.0% were rated BBB or higher by Standard & Poor's, respectively. All dollar amounts or percentages set forth in this discussion are based on carrying value unless otherwise indicated.

         Other than issues of the United States and Canadian governments and government agencies and authorities, no single issuer represented more than 0.5% of total invested assets at December 31, 1998.

         The following table summarizes the Company's investments (excluding investments of Businesses Held for Sale) as of December 31, 1998:

                                                                                                Percent of
                                                                                                   Total
                                                         Amortized     Fair        Carrying      Carrying
                                                           Cost       Value(1)       Value         Value
                                                           ----       --------       -----         -----
                                                                         ($ in thousands)
         Fixed maturities available for sale:
         U.S. Government and agency bonds............  $   189,766   $   202,700  $   202,700       6.8%
         Debt securities issued or guaranteed by
           foreign governments(2)....................       25,701        27,178       27,178       1.0
         Municipal bonds.............................       45,271        42,127       42,127       1.4
         Corporate bonds.............................    1,099,513     1,129,023    1,129,023      38.2
         Mortgage-backed bonds.......................    1,164,739     1,188,686    1,188,686      40.2
                                                       -----------   -----------  -----------    ------
           Total fixed maturity securities
              available for sale.....................    2,524,990     2,589,714    2,589,714      87.6
         Equity securities available for sale........        2,008         2,035        2,035       0.1
         Commercial mortgages........................       36,382        38,865       36,382       1.3
         Residential mortgages.......................          500           500          500        --
         Real estate.................................       15,904         8,644        8,644       0.3
         Policy loans................................      207,490       207,490      207,490       7.0
         Short-term investments......................       92,727        92,727       92,727       3.1
         Other investments...........................       17,480        18,762       18,762       0.6
                                                       -----------   -----------  -----------    ------
           Total invested assets.....................  $ 2,897,481   $ 2,958,737  $ 2,956,254    100.0%
                                                       ===========   ===========  ===========    =====
         --------------
          (1)  Fair  values  are  obtained   principally   from  the   Company's
               investment advisors.
          (2)  Consists principally of Canadian provincial  government bonds and bonds issued or guaranteed by the Canadian federal government (in
               U.S. dollars).

         The table set forth below indicates the composition of the Company's fixed maturity portfolio (excluding Businesses Held for Sale) by rating as of December 31, 1998:

                                                                     Percent of
                                                         Total          Total
                                                       Carrying       Carrying
 Rating                                                  Value          Value
 ------                                                  -----          -----
                                                    ($ in thousands)
 AAA(1).............................................  $ 1,264,089         48.8%
 AA.................................................      137,090          5.3
 A..................................................      548,493         21.2
 BBB................................................      458,551         17.7
                                                      -----------        -----
   Total investment grade...........................    2,408,223         93.0
                                                      -----------        -----
 BB.................................................      103,508          4.0
 B or below.........................................       59,744          2.3
                                                      -----------        -----
   Total below-investment grade.....................      163,252          6.3
                                                      -----------        -----

 Nonrated...........................................       18,239          0.7
                                                      -----------        -----
   Total fixed maturities...........................  $ 2,589,714        100.0%
                                                      ===========        =====
--------------
(1)  Includes  approximately  $202.7  million of United  States  government  and agency  bonds  and  approximately  $27.2  million  of  Canadian  provincial government  bonds and bonds issued or  guaranteed  by the Canadian  federal government (in U.S. dollars).

         The following table reflects investment results for the Company for each of the periods indicated. The pro forma amounts for 1998 exclude the Businesses Held for Sale.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                                    Pro forma
                                                               1996         1997         1998         1998
                                                            -----------  -----------  -----------  -----------
                                                                             ($ in thousands)
     End of period total invested assets(1)...............  $ 3,673,504  $ 3,339,979  $ 4,930,535  $ 2,956,254
     Net investment income(2).............................      210,734      273,237      369,052      215,909
     Net realized investment gains(3).....................        1,257       17,487       14,068        4,956
     Average annual yield.................................          7.5%         7.6%         7.2%         7.0%
     --------------
     (1) Consists of total  investments  plus cash,  less amounts due to brokers for  securities  committed to be purchased at end of period.  For 1998, invested  assets of Businesses  Held for Sale have been included in end of period total invested assets.  In the pro forma 1998, net investment income and realized  investment  gains of Businesses Held for Sale have been excluded.
     (2) Net investment income is net of investment  expenses,  excludes capital gains or losses and is before income taxes.
     (3) Amounts shown above are before income taxes, and include provisions for impairments in value which are considered to be other than temporary.

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

REINSURANCE

         In keeping with industry practice, the Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Some new insurance sales are reinsured above prescribed limits and others are reinsured as a percentage of each dollar of coverage up to prescribed limits; these do not require the reinsurer's prior approval under contracts that are renewable on an annual basis. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits ranging from $25,000 to $500,000 per life, depending on insured issue age, the product type and each insurance company's historical practice. Generally, accidental death benefits in excess of $50,000 per life are reinsured on a bulk basis. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. On September 30, 1998, Penn Life entered into a financial reinsurance agreement which provided Penn Life with approximately $20.0 million of statutory surplus. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding such agreement.

         The Retained Businesses are currently in the process of reviewing existing reinsurance programs. This review is expected to be completed in 1999 and may effect retention limits, the cost of its reinsurance coverage and other aspects of its reinsurance programs.

         At no time during the past ten years has any present reinsurer of any continuing block of business ceded by any of the Company's insurance company subsidiaries failed to pay any policy claims with respect to such ceded business. At December 31, 1998 and 1997, of the approximately $36.5 billion and $24.6 billion of life insurance in force, approximately $6.4 billion and $4.4 billion had been ceded to reinsurers, respectively. As of December 31, 1998 the Company's principal reinsurers are Transamerica Occidental Life Insurance Company, Reassurance Company of Hanover, Cologne Life Reinsurance Co., Life Reassurance Corp. of America, RGA Reinsurance Company, Lincoln National Life Insurance Company, Swiss Re Life & Health Insurance Company and Allianz Life Insurance Company, which collectively have reinsured approximately 72.2% of the ceded business.

YEAR 2000 ISSUES

         Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction processing. Transaction processing in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to complete year 2000 remediation efforts associated with these highly complex and interdependent systems could lead to a significant business interruption. Such an interruption could result in a decline in current and long-term profitability and business franchise value.

         The Company's overall year 2000 compliance initiatives, include the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems), processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and follows up periodically. Of those parties that have responded, the Company's most significant third party vendors and business partners have indicated that they have a plan for year 2000 compliance or believe that they are currently year 2000 compliant.

         The Company has engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections during the fourth quarter of 1998, the Company anticipates incurring internal and external costs of $5.0 million during 1999. The Company estimates it has incurred internal and external costs aggregating $13.4 million and $1.9 million for the years ended December 31, 1998 and 1997, respectively.

         Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1999. In addition, the Career Sales Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of certain components of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems. The Payroll Sales Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during 1999. The Company believes that the Payroll Sales Division, other than AA Life, is 95.0% complete with its compliancy effort for critical business systems. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life is relying on contracted vendor resources in order to complete its upgrade process. Based upon similar internal metrics analysis, AA Life has completed 90.0% of the total effort required for its critical business systems to be year 2000 compliant. The efforts of the Company's Financial Services Division are highly dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently, the Company believes that the Financial Services Division is 85.0% complete with remediation efforts associated with its critical business systems. The Company believes that all of its divisions will have completed their remediation efforts by May 1999, but each division will continue to perform testing throughout 1999.

         Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company has developed various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

         The Company has provided certain assurances to each respective purchaser of the Businesses Held for Sale with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it will be able to meet the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances. Failure of the Company to meet such representations and warranties could result in a decision by the purchaser not to consummate the transaction and/or indemnification claims for breach of contract.

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

         During 1998, each of the Company's insurance subsidiaries received downgrades in their respective A.M. Best rating, primarily as a result of concerns regarding the financial strength of the Company. The Company believes that as a result of the rating action, certain insurance subsidiaries have noted slight declines in new business production and modest increases in policyholder surrenders. Certain of the Company's insurance subsidiaries market insurance products that are highly sensitive to competitive factors including financial strength and ratings. Over time, the Company believes that the rating decline of its insurance subsidiaries will negatively impact their ability to market certain products and to retain some customers and distribution channels. For additional information on ratings see Business-Ratings included elsewhere herein.

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

         The   Company's   insurance   subsidiaries   are  subject  to  periodic
examinations by state regulatory authorities. Current examinations are described below:

         Business Held for Sale

         The Texas Department of Insurance is conducting its regularly scheduled triennial examinations of Constitution, Marquette, Professional and Union Bankers, which are Texas domestic insurers.

         The Pennsylvania Department of Insurance is in the process of completing its examination of PLIC as of December 31, 1996. The Department has indicated that PLIC's historical method of calculating statutory claims reserves may not provide the most accurate determination of claims reserve estimates. PLIC is evaluating differing methods for determining its claims estimates on a statutory basis. Such differing methods could likely produce materially different claims reserves estimates. Based upon preliminary findings, PLIC increased its statutory claim estimates above historical levels by approximately $20 million during the year ended December 31, 1998. To offset the impact of such reserve increases on PLIC's statutory capital and surplus, PLIC entered into a financial reinsurance agreement, which allows PLIC to maintain marginally sufficient statutory capital and surplus. Should PLIC need to substantially increase its claims reserves estimates further it is likely that PLIC's risk-based capital ("RBC") ratios would decline, without further management action, to a level which could require certain actions be taken by the Pennsylvania Department of Insurance. The Company and PLIC continue to closely monitor PLIC's risk-based capital ratios.

         For the years ended December 31, 1998 and 1999, PLIC has received a permitted statutory accounting practice allowing PLIC to utilize its own experience and other modification factors in the determination of statutory disability income claims reserves. If PLIC were to utilize the model regulation for the determination of disability income claims reserves, management estimates that the amount of additional statutory claims reserves necessary to be recorded would be approximately $16.2 million. If PLIC were to record such additional reserves on a statutory basis, its risk based capital would be reduced significantly which in turn could lead to regulatory action. For the year ended December 31, 1999, PLIC will be required, in the event of the non-completion of the Career Sales Division divestiture, to increase its disability claims reserves by approximately $5.3 million and receive capital
         contributions   of  at  least  $5.3  million  to  offset  such  reserve
         increases.

         Retained Business

         The Texas Department of Insurance is conducting its regularly scheduled triennial examinations of American-Amicable, OLIC, Pacific Life and Accident Insurance Company ("PLAIC"), Pioneer American, Pioneer Security, Security Life and Southwestern Life, which are Texas domestic insurers.

         The Company's insurance subsidiaries are required, at least annually, to perform cash flow and "Asset Adequacy Analysis" under differing interest rate scenarios. Certain of the Company's insurance subsidiaries historically sold certain interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates and premium persistency. Minor changes in such assumptions could have a material impact on future statutory reserve requirements. Significant increases in statutory reserves would result in lower statutory earnings associated with impacted insurance subsidiaries, which in turn would reduce the dividend capacity of such subsidiaries ultimately reducing cash flow available to the Company. Most states have enacted legislation regulating insurance holding company systems, including acquisitions of control of insurance companies, dividends, the terms of surplus debentures, the terms of transactions with affiliates, investments in subsidiaries and other related matters. Regulatory restrictions on investments in subsidiaries and affiliates require the Company to continually review and occasionally modify or restructure the insurance subsidiaries within the insurance holding company system. Additionally, the Company has entered into an agreement with the Texas Department of Insurance dated September 22, 1998 which establishes procedures resulting in greater oversight of the Company and its insurance subsidiaries by the Texas Department of Insurance. The Company is registered as an insurance holding company system in North Carolina, Pennsylvania and Texas (the domiciliary states of its insurance companies), and routinely reports to other jurisdictions in which its insurance subsidiaries are licensed.

         There continues to be substantial scrutiny of the insurance regulatory framework, and a number of state legislatures have enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. The National Association of Insurance Commissioners ("NAIC") and state insurance regulators also have become involved in a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of internal guidelines. The NAIC has formed committees to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, assumption reinsurance, valuation of securities, the adoption of RBC rules, the codification of Statutory Accounting Principles, and the regulation of various products offered by insurance companies.

         In connection with its accreditation of states, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. Model legislation proposed by the NAIC to control the amount of dividends that may be paid by insurance companies without prior regulatory approval has been adopted in most states and is being considered by the legislatures of the other states. North Carolina, Pennsylvania and Texas, the states of domicile for the Company's insurance subsidiaries, have adopted dividend tests that are substantially similar to that of the NAIC's model legislation. Most states only allow dividends to be paid out of unassigned funds. State laws affecting dividends by the Businesses Held for Sale and Retained Businesses are described below.

         Business Held for Sale

         Pursuant to the laws of Pennsylvania (PLIC's and Peninsular's domiciliary state), a dividend may be paid by PLIC and Peninsular if the amount of such dividend together with all dividends made in the preceding twelve months does not exceed the greater of: (i) 10% of its statutory surplus as of the end of the prior calendar year or (ii) its net income for the prior calendar year. Any dividend above the prescribed amount is an "extraordinary" dividend, and a Pennsylvania insurer may not pay an "extraordinary" dividend to its stockholders until the earlier of:
         (i) 30 days after the Pennsylvania Insurance Commissioner has received written notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the receipt of approval from the Pennsylvania Insurance Commissioner.

         Texas law permits its domestic insurers which include Constitution, Marquette, Professional, Union Bankers and United Life (effective December 18, 1998, United Life was redomesticated to Texas from Louisiana) to pay a dividend without prior consent of the Texas Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10% of its statutory surplus as of the end of the prior calendar year or (ii) its net income for the prior calendar year. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or
         (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period.

         Retained Business

         Texas law permits AA Life, OLIC, Pioneer American, Pioneer Security, Pacific Life, Security Life and Southwestern Life to pay a dividend without prior consent of the Texas Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10% of its statutory surplus as of the end of the prior calendar year or (ii) its net income for the prior calendar year. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period.

         On the basis of 1998 statutory financial statements filed with the state insurance regulators, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments. The Company's businesses experienced the departures from the usual ranges on the following ratios:

         Business Held for Sale

         PLIC had three of the twelve ratios outside of the usual range. PLIC's variances were caused primarily as a result of examination adjustments required by the Pennsylvania Department of Insurance. Remedial action was taken by the Company in 1997 and 1998. Constitution had six ratios outside the usual ranges primarily attributable to realized losses on sales of investments and the recapture of a reinsurance contract with an affiliate. Union Bankers had four ratios outside the usual ranges, primarily resulting from a loss on an affiliated investment and effects from the amortization of a deferred gain on a reinsurance contract. Marquette had two ratios outside the usual ranges primarily resulting from the recapture of a reinsurance contract. Professional had two ratios outside the usual range. Professional's variances were caused primarily as a result of statutory losses. Peninsular also had two ratios outside the range. Peninsular's variances were caused primarily as a result of increased reinsurance between OLIC and Peninsular. United Life had one of the twelve ratios outside of the usual ranges as a result of reserve changes in its life business. United Life is primarily an annuity insurer and the life business is a small component of its operations.

         Retained Business

         OLIC had four of the twelve ratios outside the usual ranges. OLIC's variances were caused primarily as a result of increased reinsurance between OLIC and Peninsular. PLAIC had three ratios and Pioneer Security had two ratios outside of the usual range established by the NAIC. PLAIC and Pioneer Security are primarily holding companies for their principal assets, being the common stock of certain of the Company's insurance subsidiaries. Security Life had one ratio outside the usual range as a result of an increase in policy surrenders. American-Amicable, Pioneer American and Southwestern Life had none of the twelve ratios outside of the usual ranges.

         In the past, variances in the insurance companies' ratios have resulted in inquiries from insurance departments to which the Company has responded. The Company may receive inquiries from certain insurance departments concerning its ratio results for 1998, and there can be no assurance that such insurance departments will not take action against the insurance companies.

         In December 1992, the NAIC adopted the RBC for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them. To date, either the Model Act or similar legislation or regulation has been adopted in all the domiciliary states of the Company's insurance subsidiaries.

         The Model Act provides for four different levels of regulatory action with respect to statutory financial statements for the calendar year 1994 and thereafter, each of which may be triggered if an insurer's Total Adjusted Capital (as defined in the Model Act) is less than a corresponding "level" of RBC. The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less than 200.0% of its "Authorized Control Level RBC" (as defined in the Model Act) or less than 250.0% of its Authorized Control Level RBC and the insurer has a negative trend. At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority, which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if an insurer's Total Adjusted Capital is less than 150.0% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if an insurer's Total Adjusted Capital is less than 100.0% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The "Mandatory Control Level" is triggered if an insurer's Total Adjusted Capital is less than 70.0% of its Authorized Control Level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

         Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1998, indicate that each of the insurance subsidiaries' capital exceeded RBC requirements, except for PLIC (see Note 20 of Notes to Consolidated Financial Statements).

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

         The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company paid approximately $300,000, $2.5 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively, as a result of such assessments.

         On March 16, 1998, the NAIC approved the codification of statutory accounting practices. The codification will constitute the only source of "prescribed" statutory accounting practices and is subject to adoption by the Department of Insurance of the state of domicile. The Statements of Statutory Accounting Principles established under the codification are generally effective January 1, 2001. The Company has not determined the impact the adoption of the codification will have on unassigned surplus of each insurance subsidiary.

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

         There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company and on the ability of the insurance companies to pay dividends. Additionally, there can be no assurance that existing insurance-related laws and regulations will not have a material adverse effect on the ability of Constitution to make payments on its respective surplus debentures. For further information related to said surplus debentures, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition, Liquidity and Capital Resources--Surplus Debentures and Dividend Restrictions" and Note 14 of "Notes to Consolidated Financial Statements." Furthermore, there can be no assurance that existing insurance-related laws and regulations will not have a material adverse effect on the ability of PLAIC and Pioneer Security to make payments on their respective surplus debentures. For further information related to said surplus debenture, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition, Liquidity and Capital Resources--Surplus Debentures and Dividend Restrictions" and Note 14 of "Notes to Consolidated Financial Statements."

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525.4 million and $504.6 million as of December 31, 1998 and 1997, respectively. If developing trends were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation.

         In January 1999, Security Life initiated management action in the form of a new exchange program for certain policyholders of Security Life. The program is being offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allows the policyholder the following options in exchange for terminating his or her policy and executing a release:
(i) refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; (ii) exchange the policy, without proof of insurability, for the same face amount in a universal life policy, or a new term universal life policy. The policyholder also has the choice of not accepting the exchange program and keeping the current policy in force.

         The exchange program is not expected to have a material effect on the Company's financial position or results of operations. However, statutory surplus of Security Life could be reduced by approximately $12.5 million on a pre-tax basis if every eligible policyholder elects the exchange option.

         The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

RATINGS

         A.M. Best Company ("A.M. Best") assigns fifteen letter ratings to insurance companies, with the highest being "A++ (Superior)." A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors, such as holders of the Common Stock. All of the Company's life insurance subsidiaries, except Peninsular and Marquette, carry a "B+ (Very Good)" rating from A. M. Best. A "B+ (Very Good)" rating is the sixth highest letter rating. These ratings reflect a downgrade during 1998 from A- (two letter ratings) for United Life and AA Life, and from B++ (one letter rating) for Southwestern Life, Security Life, OLIC, Professional, PLIC, Union Bankers and Constitution. A.M. Best also has a "Not Assigned" category, which contains nine classifications for companies not assigned or not eligible for an A.M. Best rating. The A.M. Best rating for Peninsular is "NA-9," which is a "no rating at the company's request." This classification was requested by the prior owner of Peninsular. The Company does not intend to seek a letter rating at this time for Peninsular from A.M. Best as Peninsular is not currently a direct writer of insurance products. The A.M. Best rating for Marquette is "NA-3," which is "inapplicable" as the Company is not currently a direct writer of insurance products and has limited activity. The purchase and sale contract for the Career Sales Division requires PLIC, Union Bankers and Constitution to maintain or be assured of an A.M. Best rating of at least B+ as of the closing date.

EMPLOYEES

         At December 31, 1998, the Company had 1,247 full time employees. None of the Company's employees were represented by any union.

Item 2.   Properties

FACILITIES

         The Company's primary administrative offices are located in New York, New York; Dallas, Texas; and Raleigh, North Carolina. The Company owns and occupies a home office facility comprising approximately 165,000 rentable square feet, in Raleigh, North Carolina. The Company subleases a portion of its prior Raleigh home office facility which has a lease term expiring in 1999 and requires annual lease payments of approximately $1.1 million.

         The Company leases approximately 100 offices throughout its sales territories and has a separate Canadian business office facility that includes office and storage space. Southwestern Financial Services Corporation ("SFSC") leases approximately 125,000 square feet in Dallas, Texas at an annual cost of $1.8 million. American-Amicable owns its home office facility in Waco, Texas. The Company believes that the current makeup of its properties is adequate for its operations and, based on its recent experience, that it will be able to find suitable replacement properties on acceptable terms for properties the Company chooses to replace or for which leases are terminated or not renewed.

Item 3.   Legal Proceedings

         On August 25, 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current or former directors and officers.

         During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. Pursuant to a schedule agreed to at the conference, a consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, the Company, David J. Stone, formerly Chairman and Chief Executive Officer, and Steven W. Fickes, formerly President and Chief Financial Officer was filed on March 15, 1999 (the "Complaint").

         The Complaint alleges that defendants violated the Securities Exchange Act of 1934. Among other things, plaintiffs' claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the Securities and Exchange Commission (the "SEC").

         Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock and purchasers of the Company's subordinated notes during the period of February 8, 1996 through November 16, 1998.

         During a conference on March 19, 1999, defendants sought and were granted permission to file a motion to dismiss the Complaint. Although there are not assurances that the motion to dismiss will be granted, management believes that there are meritorious defenses to the action that will be raised in connection with the motion, including whether the Complaint adequately pleads scienter (i.e., intent to defraud) as required under the Private Securities Litigation Reform Act of 1995.

         The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15 million of primary and $10 million of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of all expenses and any losses in excess of the $1 million retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint.

         The Company expects that this litigation will not affect its ability to operate through December 31, 1999. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if there is an adverse outcome with respect to such proceedings it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

         On July 30, 1998, the SEC notified the Company that it has commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first nine months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

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

         In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not changing insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. No further communications from the NCAG have been received to date. The Company has initiated an exchange program which enables policyholders of such life insurance products to terminate their policies and obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. See
Item 1. Business -- Regulatory Matters. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance product on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

MARKET FOR COMMON STOCK

         The shares of Common Stock of the Company are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PFG." The following table sets forth for the calendar periods indicated, the high and low sales price per share of the Company's Common Stock as reported on the NYSE and the quarterly cash dividends declared on the Common Stock with respect to each quarter since January 1, 1997. The prices do not include mark-ups, mark-downs, or commissions. As of February 28, 1999, there are approximately 260 shareholders of record throughout the United States and abroad.

         The price history as provided by NYSE and dividends for the years ended December 31, 1998 and 1997, are presented below:

                                                             SALES PRICE          DIVIDEND
  FOR THE YEAR ENDED DECEMBER 31, 1998                     HIGH        LOW        DECLARED
  ------------------------------------                   --------   --------    ----------
  Fourth quarter.....................................    $  2.250   $  0.500       $   --
  Third quarter......................................      20.750      1.750           --
  Second quarter.....................................      28.688     20.125         0.05
  First quarter......................................      35.938     27.813         0.05

                                                             SALES PRICE          DIVIDEND
  FOR THE YEAR ENDED DECEMBER 31, 1997                     HIGH        LOW        DECLARED
  ------------------------------------                   --------   --------    ----------

  Fourth quarter......................................   $ 35.875   $ 30.188       $ 0.05
  Third quarter.......................................     40.375     29.500         0.05
  Second quarter......................................     38.500     30.125         0.05
  First quarter.......................................     39.000     32.000         0.05


                  (Remainder of Page Intentionally Left Blank)

Item 6.   Selected Consolidated Financial Data

For the years ended December 31,                     1998          1997         1996         1995         1994
                                                  -----------  -----------  -----------  -----------   ----------
                                                            (In thousands, except per share amounts)
Revenues:
   Policy revenues..............................  $  459,158   $  345,566   $  348,090   $  301,889    $ 244,422
   Net investment income........................     369,052      273,237      210,734      102,291       51,850
   Other income(1)..............................      37,717       46,476       43,703       21,794        1,056
   Net gains (losses) from the sale
     of investments.............................      14,068       17,487        1,257        3,770       (3,556)
                                                  ----------   ----------   ----------   ----------    ---------
       Total revenues...........................     879,995      682,766      603,784      429,744      293,772
                                                  ----------   ----------   ----------   ----------    ---------
Benefits and expenses:
   Claims incurred..............................     308,432      202,472      188,727      141,876      112,650
   Change in liability for future policy benefits
     and other policy benefits..................     233,330      121,817       83,184       20,047       (9,329)
   Insurance and other operating expenses.......     376,941      264,607      181,678      164,126      111,524
   Interest and amortization of deferred
      debt issuance costs.......................      42,960       23,355       18,579       19,520       18,274
   Impairment provision associated with assets
     of Businesses Held for Sale................     342,960           --           --           --           --
                                                  ----------   ----------   ----------   ----------    ---------
       Total benefits and expenses..............   1,304,623      612,251      472,168      345,569      233,119
                                                  ----------   ----------   ----------   ----------    ---------
Income (loss) before income taxes and
 extraordinary charge...........................    (424,628)      70,515      131,616       84,175       60,653
   Income taxes (benefits)......................      (3,369)      20,375       40,957       27,829       22,163
                                                  ----------   ----------   ----------   ----------    ---------
Income (loss) before extraordinary charge.......    (421,259)      50,140       90,659       56,346       38,490
   Extraordinary charge, net of income taxes....      (1,671)          --       (2,372)          --           --
                                                  ----------   ----------   ----------   ----------    ---------
Net Income (loss)...............................    (422,930)      50,140       88,287       56,346       38,490
   Preferred stock dividend requirements........      18,273       19,533       14,646        6,540        1,151
                                                  ----------   ----------   ----------   ----------    ---------
Net income (loss) applicable to common stock....  $ (441,203)  $   30,607   $   73,641   $   49,806    $  37,339
                                                  ==========   ==========   ==========   ==========    =========
(1)  Includes  $19.0  million,  $21.0  million  and $4.7 million of equity in earnings of unconsolidated affiliates for the years ended 1997,  1996 and 1995, respectively.
Per Share Information:
Basic:
   Net income (loss) applicable to common stock
     before extraordinary charge................  $   (15.17)  $     1.09   $     2.79   $     2.26    $     1.95
   Net income (loss) applicable to common stock
     before net gains (losses) from the sale of
     investments, restructuring costs and
     impairment provision associated with assets
     of Businesses Held for Sale and extraordinary
     charge(2)..................................  $    (3.36)  $     1.16   $     2.76   $     2.26    $     2.07
   Extraordinary charge, net of income taxes....  $    (0.06)  $       --   $    (0.09)  $       --    $       --
   Common shares used in computing basic earnings
     per share..................................      29,091       28,016       27,208       22,048        19,112
Diluted:
   Net income (loss) applicable to common stock
      before extraordinary charge...............  $   (15.17)  $     1.07   $     2.49   $     2.12    $     1.88
   Net income (loss) applicable to common stock
     before net gains (losses) from the sale of
     investments, restructuring costs and
     impairment provision associated with assets
     of Businesses Held for Sale and
     extraordinary charge (2)...................  $    (3.36)  $     1.13   $     2.47   $     2.12    $     2.00
   Extraordinary charge, net of income taxes....  $    (0.06)  $       --   $    (0.07)  $       --    $       --
   Common shares used in computing diluted
     earnings per share.........................      29,091       28,645       35,273       25,216        19,851
Cash dividends declared.........................  $     0.10   $     0.20   $     0.20   $     0.06    $     0.04
As of December 31,
Assets:
Investments and cash............................  $2,956,254   $3,340,114   $3,694,609   $2,288,979    $  822,778
Insurance assets................................     347,728      617,318      639,798      499,668       342,547
Other assets....................................     305,615      766,703      474,916      354,271       144,244
Assets of Businesses Held for Sale..............   2,421,804           --           --           --            --
                                                  ----------   ----------   ----------   ----------    ----------
   Total assets.................................  $6,031,401   $4,724,135   $4,809,323   $3,142,918    $1,309,569
                                                  ==========   ==========   ==========   ==========    ==========
Liabilities and shareholders' equity:
Insurance liabilities...........................  $2,867,038   $3,289,925   $3,566,455   $2,221,161    $  788,223
Notes payable...................................     550,923      359,755      210,325      307,271       229,041
Other liabilities...............................     110,945      194,352      170,302      125,351        58,903
Liabilities of Businesses Held for Sale.........   2,066,554           --           --           --            --
Redeemable preferred stock......................          --       19,867       32,864       30,007        37,256
Shareholders' equity............................     435,941      860,236      829,377      459,128       196,146
                                                  ----------   ----------   ----------   ----------    ----------
   Total liabilities and shareholders' equity...  $6,031,401   $4,724,135   $4,809,323   $3,142,918    $1,309,569
                                                  ==========   ==========   ==========   ==========    ==========
(2)   During 1995, the Company incurred restructuring charges aggregating $3.9 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reviews the consolidated financial condition of the Company as of December 31, 1998 and 1997, the consolidated results of operations for the three years ended December 31, 1998, and where appropriate, factors that may affect future financial performance.

         The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

         Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of insurance products; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best, which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's ability to successfully complete its year 2000 remediation efforts, (10) the ultimate realizable value and sales proceeds to be received from the Businesses Held for Sale and (11) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

         The Company, through its three operating divisions, provides accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including independent general agents, exclusive agents, financial institutions and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities.

         The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

         Planned Dispositions. On February 18, 1998, the Company announced it had engaged investment banking firms Salomon Smith Barney and Fox-Pitt, Kelton Inc. to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division. The Company's decision to dispose of the Career Sales Division, within a period not likely to exceed one year, resulted in the assets and liabilities of the Career Sales Division to be considered "assets and liabilities of Businesses Held for Sale."

         On December 31, 1998, the Company entered into an agreement to sell the Career Sales Division and related assets to Universal American. The purchase price of $175.0 million is subject to adjustment based on the capital and surplus of the Career Sales Division at the closing date. The purchase price consists of $136.0 million in cash, subject to adjustment and $39.0 million initial principal amount of subordinated notes of Universal American. The subordinated notes bear interest at a rate of 8.0% per annum and mature ten years from date of issuance. The accreted value of the notes will be subject to offset in the event of adverse development (or subject to increase in the event of positive development) in the disability income reserves of PLIC and may be offset for other indemnification claims under the purchase and sale agreement. In addition, the Company is required under terms of the purchase and sale agreement to deliver the Career Sales Division and related assets with certain minimum levels of statutory capital and surplus, pay certain ongoing costs and other expenses which the Company anticipates will result in its receiving net cash proceeds of approximately $70.0 to $78.0 million.

         In addition, on December 31, 1998, the Company entered into an agreement to sell Professional to GEFAH for $47.5 million in cash plus interest through the closing date. The purchase price is subject to an adjustment based on Professional's capital and surplus at the closing date. The Company currently estimates receiving net cash proceeds for the Professional Sale of approximately $40.0 million to $41.5 million.

         On February 21, 1999, the Company signed a definitive agreement to sell the United Life Assets. The purchase price consists of $152.0 million and a dividend payable by United Life at closing, which the Company estimates will be approximately $2.1 million. The purchase consideration may be reduced as a result of the Company's obligation to purchase certain mortgages from United Life at closing. Additionally, a portion of the purchase price may be escrowed at closing to fund the Company's obligation to purchase additional mortgages from United Life after closing. The Company anticipates receiving net cash proceeds from the sale of the Untied Life Assets of approximately $140.0 million.

         The purchase and sale agreements for the Career Sales Division, Professional and United Life Assets are subject to regulatory approvals and other closing conditions.

         In the third quarter of 1998, the Company made the decision to dispose of KIVEX, an internet service provider. The Company has engaged the investment banking firm of ING Barings Furman Selz in this regard and is currently soliciting interest from prospective purchasers. To date, the Company has not entered into a definitive agreement to sell KIVEX. In addition, the Company has made the decision to sell Marketing One, excluding those assets included with the sale of United Life.

         The Company's decision to dispose of the Career Sales Division, Professional, KIVEX, United Life Assets and Marketing One, within a period not likely to exceed one year resulted in the assets and liabilities of the Career Sales Division, Professional, KIVEX, United Life Assets and Marketing One to be considered "assets and liabilities held for sale," and as such were segregated from those of the Retained Businesses for purposes of presentation of the Company's financial information.

         The Company has recently engaged Wasserstein, Perella & Co. ("Wasserstein Perella") to review the Company's capital structure and its recapitalization and restructuring alternatives. Wasserstein Perella is presently evaluating the Company's business plan alternatives and capital structure and will advise and assist it with developing strategies, tactics and timetables to effectuate financing, refinancing, sale, recapitalization or restructuring transactions, as appropriate. These transactions may take the form of: (i) a restructuring or recapitalization of the Company's equity (including preferred or preference shares), debt securities or other indebtedness or obligations, including an exchange transaction or otherwise; (ii) a sale of the Company or any subsidiary; and (iii) a sale or placement of the Company's equity or debt securities or obligations with one or more lenders or investors or any loan or financing, or rights offering. There can be no assurance: (i) the Company will be successful in developing and implementing one or more of these transactions; (ii) the form the transactions will ultimately take; or (iii) the timing to complete the process.

         Acquisitions and Other Transactions. On January 2, 1998, following shareholder approval at the Company's 1997 annual meeting of shareholders, the Company consummated the acquisition from KB Fund the SW Financial Controlling Interest for an aggregate purchase price of $73.7 million (not including acquisition expenses).

         On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, the Company consummated the acquisition of the interests of Fickes and Stone Knightsbridge Interests for total consideration estimated to be $10.6 million (not including acquisition expenses). Mr. Fickes will receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and will be issued 173,160 shares of the Company's Common Stock on April 15, 2001. The Company issued 173,160 shares to Mr. Stone in July 1998.

         Restructuring and Other Costs. As a result of the tremendous growth of the Company and the diversification of the underlying business units resulting from acquisitions over time, the Company began a strategic business evaluation during the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division in 1997.

         As a result, the Company began to realign its existing operating companies and incurred restructuring costs aggregating approximately $19.1 million during the year ended December 31, 1997, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit ("restructuring costs").

         On January 2, 1998 and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisitions allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11.8 million for the year ended December 31, 1998, directly and indirectly associated with divisional restructuring.

         In addition, the Company recorded in the fourth quarter of 1998, additional restructuring costs aggregating approximately $9.2 million as a result of the decision to consolidate or merge substantially all of its corporate functions into the Company's Dallas location.

         The restructuring costs recognized the following for the years ended December 31, 1998 and 1997:

                                                                       1998              1997
                                                                   -------------     -------------
                                                                            ($ in millions)
 Severance and related benefits incurred due to staff reduction..  $        10.1     $         5.4
 Estimated holding costs of vacated facilities...................            2.2               6.2
 Write-off of certain fixed assets and other impaired assets.....            4.0               1.5
 Estimated contract termination costs............................            4.7                --
 Write-off of investment in certain foreign operations which
   will be closed................................................             --               6.0
                                                                   -------------     -------------
      Total restructuring costs..................................  $        21.0     $        19.1
                                                                   =============     =============

         During the years ended December 31, 1998 and 1997, the Company re-evaluated the restructuring costs and reduced the remaining accruals by approximately $6.1 million and $2.3 million, respectively, as a result of the final determination of certain obligations.

         The Company incurred approximately $6.3 million and $4.7 million of pre-tax incremental costs ("period costs") associated with the corporate restructuring for the years ended December 31, 1998 and 1997, respectively. Such costs are included in the Company's Results of Operations as underwriting and other administrative expenses.

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

         Impairment Provision Associated with Assets of Businesses Held for Sale. For the year ended December 31, 1998 the Company recorded an impairment provision aggregating $343.0 million. In accordance with SFAS No. 121, the Company recorded the impairment provision in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would likely receive for such businesses. The fair value of the consideration likely to be received has been primarily based upon the terms of definitive sales agreements. The impaired provisions for the Career Sales Division, Professional and the United Life Assets were $328.6 million, $3.3 million and $11.1 million, respectively.

YEAR 2000 ISSUES

         Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction processing. Transaction processing in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to complete year 2000 remediation efforts associated with these highly complex and interdependent systems could lead to a significant business interruption. Such an interruption could result in a decline in current and long-term profitability and business franchise value.

         The Company's overall year 2000 compliance initiatives, include the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems), processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and follows up periodically. Of those parties that have responded, the Company's most significant third party vendors and business partners have indicated that they have a plan for year 2000 compliance or believe that they are currently year 2000 compliant.

         The Company has engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections during the fourth quarter of 1998, the Company anticipates incurring internal and external costs of $5.0 million during 1999. The Company estimates it has incurred internal and external costs aggregating $13.4 million and $1.9 million for the years ended December 31, 1998 and 1997, respectively.

         Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1999. In addition, the Career Sales Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of certain components of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems. The Payroll Sales Division has completed the remediation of its largest administrative platforms, except for AA Life, and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during 1999. The Company believes that the Payroll Sales Division, other than AA Life, is 95.0% complete with its compliancy effort for critical business systems. AA Life is in the process of upgrading its policy administration system to a year 2000 compliant version. AA Life is relying on contracted vendor resources in order to complete its upgrade process. Based upon similar internal metrics analysis, AA Life has completed 90.0% of the total effort required for its critical business systems to be year 2000 compliant. The efforts of the Company's Financial Services Division are highly dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently, the Company believes that the Financial Services Division is 85.0% complete with remediation efforts associated with its critical business systems. The Company believes that all of its divisions will have completed their remediation efforts by May 1999, but each division will continue to perform testing throughout 1999.

         Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company has developed various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

         The Company has provided certain assurances to each respective purchaser of the Businesses Held for Sale with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it will be able to meet the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances. Failure of the Company to meet such representations and warranties could result in a decision by the purchaser not to consummate the transaction and/or indemnification claims for breach of contract.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Parent Company

         General. PennCorp ("parent company") is a legal entity, separate and distinct from its subsidiaries and has no material business operations. The parent company needs cash for: (i) principal and interest on debt; (ii) dividends on preferred and common stock; (iii) holding company administrative expenses; (iv) income taxes and (v) investments in subsidiaries. In September 1998, the Company suspended payment of preferred and common stock dividends. The primary sources of cash to meet these obligations include statutorily permitted payments from life insurance subsidiaries, including: (i) surplus debenture interest and principal payments, (ii) dividend payments; and (iii) tax sharing payments. The parent company may also obtain cash through the sale of subsidiaries or other assets.

         The following table shows the cash sources and uses of the parent company on a projected basis for 1999 and on an actual basis for the years ended December 31, 1998, 1997 and 1996:

                                                                        Year ended December 31,
                                                        Projected
                                                          1999           1998           1997            1996
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Cash sources:
     Cash from subsidiaries........................  $     283,670   $      73,521  $      34,839  $     143,244
     Other investment income.......................             --           2,865          3,547          2,428
     Sale of equity securities.....................             --          30,500             --             --
     Issuance of preferred and common stock........             --               3             --        294,607
     Additional borrowings.........................             --         203,000        250,000        230,000
     Other, net....................................          5,630           1,303          3,243          2,705
                                                     -------------   -------------  -------------  -------------
           Total sources...........................        289,300         311,192        291,629        672,984
                                                     -------------   -------------  -------------  -------------
   Cash uses:
     Acquisition of businesses.....................             --          73,858             --             --
     Interest paid on debt.........................         39,727          37,849         20,946         16,921
     Operating expenses, including
       restructuring charges.......................         19,882          36,217         24,362          1,136
     Purchase of treasury shares...................             --              --         28,760             --
     Reduction of notes payable....................        237,000         126,015        100,000        273,353
     Capital contributions to subsidiaries.........          1,500           7,853         14,889        208,708
     Purchase of equity securities.................             --           5,000         20,000             --
     Purchase of SW Financial note.................             --              --         40,000             --
     Issuance of surplus note to subsidiary........             --              --             --        155,000
     Redemption of preferred stock.................             --              --         14,705             --
     Dividends on preferred and common stock.......             --          16,210         23,460         17,480
     Other, net....................................          1,550              --          2,142             --
                                                     -------------   -------------  -------------  -------------
           Total uses..............................        299,659         303,002        289,264        672,598
                                                     -------------   -------------  -------------  -------------
   Increase (decrease) in cash and short-term
     investments...................................        (10,359)          8,190          2,365            386
   Cash and short-term investments at beginning
     of year.......................................         12,654           4,464          2,099          1,713
                                                     -------------   -------------  -------------  -------------
   Cash and short-term investments at end of year    $       2,295   $      12,654  $       4,464  $       2,099
                                                     =============   =============  =============  =============

Cash Sources

         Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution and Pioneer Security (collectively, the "Surplus Note Companies"). With respect to Constitution and Pioneer Security, the surplus debenture payments are made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $453.1 million and $358.3 million as of December 31, 1998 and 1997, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

         The Surplus Note Companies rely upon dividends and tax sharing payments from their respective insurance subsidiaries. Each of the insurance subsidiaries is in turn subject to regulatory restrictions with respect to the maximum amount of dividends that can be paid to the Surplus Note Companies within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory capital and surplus or statutory earnings. See Business-Regulatory Matters for additional discussions of dividend restrictions.

         For the years ended December 31, 1998, 1997 and 1996, the Company received surplus debenture interest and principal payments from PLAIC of $26.2 million, $16.4 million and $132.0 million, respectively, and received dividends and tax sharing payments of $47.3 million, $18.4 million and $11.3 million, respectively. The Surplus Note Companies received $69.5 million, $32.1 million and $25.8 million in dividends and tax sharing payments from their respective insurance subsidiaries.

         Other Investment Income. During each of the years in the three year period ended December 31, 1998, the Company received other investment income from short-term invested assets held by the parent company.

         Sales of Equity Securities. During 1998 the parent company liquidated its common and preferred stock holdings in ACO Brokerage Holding Corp. ("ACO"), the parent company of Acordia Inc. Total proceeds received from the sale of the preferred and common stock aggregated $30.5 million. The Company had acquired the preferred stock interests in ACO for $20.0 million during 1997 and the common stock interests in January 1998 for $5.0 million as part of the Company's and the KB Capital Fund I investment in ACO. See Note 18 to Notes to Financial Statements for additional information regarding the Company's investment in ACO.

         Issuance of Preferred and Common Stock. In August 1996 the Company issued 2,875,000 shares of $3.50 Series II Convertible Preferred Stock ("Series II Convertible Preferred Stock") for net proceeds of $139.2 million. In addition, in February 1996 PennCorp completed the sale of 5,131,000 shares of Common Stock, netting proceeds of $155.5 million ("February 1996 Common Stock Offering"). See Cash Uses below for the use of proceeds from the Series II Convertible Preferred Stock and February 1996 Common Stock Offerings.

         Additional Borrowings. During each of the years in the three year period the Company borrowed under then existing bank credit facilities to primarily fund acquisitions or repay existing indebtedness. See Cash Uses below for the use of proceeds from the additional borrowings.

Cash Uses

         Acquisition of Businesses. During 1998, the Company acquired the Controlling Interest in SW Financial for $73.7 million in cash and the Fickes and Stone Knightsbridge Interests for $10.6 million of which $200,000 of the consideration was paid in cash. To fund such acquisitions the Company utilized borrowing under its existing credit facility. For additional information on the acquisition of the Controlling Interest in SW Financial and the Fickes and Stone Knightsbridge Interests, see Note 3 of Notes to Consolidated Financial Statements. During 1996, the Company acquired United Life for $110.1 million and contributed additional capital to United Life of approximately $57.3 million. The Company effectuated the acquisition and capital contribution by providing funds to PLAIC in the form of a surplus note aggregating $155.0 million from proceeds raised under the Series II Convertible Preferred Offering. For additional information on the acquisition of United Life see Note 3 of Notes to Consolidated Financial Statements.

         Interest Paid on Indebtedness. During the three year period, the Company utilized varying amounts of leverage in its capital structure. For the years ended December 31, 1998, 1997 and 1996, the average indebtedness outstanding aggregated $452.6 million, $281.6 million and $257.0 million, respectively. The Company's weighted average costs of borrowings increased significantly during 1998 as a result of the Company's increased leverage ratio and projected weakness in future liquidity. The Company anticipates higher interest costs to continue for the year ended 1999. For additional information regarding indebtedness, see Note 9 of Notes to Consolidated Financial Statements and Results of Operations-Interest and Amortization of Deferred Debt Costs.

         Operating Expenses Including Restructuring Charges. During 1998 and 1997 the parent company directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by the parent company during 1998 and 1997 aggregated $9.1 million and $11.5 million, respectively. During 1999, the parent company anticipates funding $5.0 million of restructuring charges. During 1998, the parent company also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $1.5 million. Operating expenses also include costs aggregating $1.8 million associated with shareholder litigation and the SEC's investigation into the Company's historical accounting practices. The Company anticipates incurring additional amounts of such costs during 1999.

         Purchase of Treasury Shares. During 1997 the Company utilized proceeds from its existing credit facility to repurchase approximately 819,000 shares of Common Stock for $28.8 million in accordance with an agreement with the former owner of United Life.

         Reduction in Notes Payable. In conjunction with the Company's 1998 acquisition of the SW Financial Controlling interest, the Company borrowed under its existing $450 million revolving bank credit facility (the "Bank Credit Facility") to repay indebtedness of SW Financial aggregating $115.0 million upon acquisition. In addition, during 1998 the Company used existing liquidity to repay $11.0 million of indebtedness under the company's Bank Credit Facility. During 1997, the Company utilized proceeds from the Bank Credit Facility to retire indebtedness aggregating $100.0 million outstanding under a prior bank credit agreement. The Company utilized proceeds from its February 1996 Common Stock Offering to repay approximately $137.0 million of subsidiary indebtedness. Also during 1996, the Company entered into a new $175 million credit facility and utilized $100.0 million to repay a bridge loan facility entered into to effectuate the SW Financial investment in December 1995 and repurchase $35.4 million of principal amount of the Company's 9 1/4% Senior Subordinated Debenture due 2003 (the "Notes").

         Capital Contributions to Subsidiaries. For the years ended December 31, 1998, 1997 and 1996, the Company made capital contributions to subsidiaries totaling $7.9 million, $14.9 million and $208.7 million, respectively. During 1998, 1997 and 1996, these contributions were primarily made to certain non-life insurance subsidiaries, principally KIVEX, to fund expansion and for other corporate purposes. During 1996, the Company contributed $100.0 million to PLAIC in connection with the acquisition of United Life.

         Purchase of Equity Securities. In conjunction with the acquisition of the Fickes and Stone Knightsbridge Interests, the Company acquired Fickes' and Stone's interest in the ACO Brokerage Common Stock for $5.0 million. During 1997, the Company invested $20.0 million in ACO Preferred Stock.

         Purchase of SW Financial Note. During 1997, the Company acquired all of the issued and outstanding convertible subordinated indebtedness of SW Financial aggregating $40.0 million. Such indebtedness was previously held by the creditors of ICH Corporation.

         Issuance of Surplus Notes to Subsidiaries. The Company issued a $155.0 million surplus note to PLAIC in order to provide funding to PLAIC for the purchase and capital contributions necessary to effectuate the United Life acquisition.

         Redemption of Preferred Stock. In March 1997 the Company utilized proceeds available under its then existing credit facility to redeem all of the outstanding Series B Preferred Stock for $14.7 million.

         Dividends of Preferred and Common Stock. During 1998, 1997 and 1996 the Company paid common and preferred stock dividends aggregating $16.2 million, $23.5 million and $17.5 million, respectively. The increase in amounts paid during 1997 as compared to 1996 was the result of the $3.50 Series II Convertible Preferred Stock being outstanding for the entire year. The drop in dividend payments during 1998 was due to the Company's decision to halt common and preferred stock dividend payments as a result of impending liquidity concerns.

Projected Cash Sources and Uses in 1999

         During 1999, the Company anticipates receiving approximately $25.2 million in the form of principal and interest payments or dividends and tax sharing payments for the Surplus Note Companies as a result of the ordinary dividend flow from the Surplus Notes Companies insurance subsidiaries. In addition, the Company anticipates receiving principal payments under the surplus debentures as a result of the sales of the Career Sales Division, Professional and the United Life Assets by the Surplus Note Companies. Total cash proceeds anticipated by the Company from such sales aggregates approximately $258.5 million. The Company anticipates utilizing $237.0 million to repay indebtedness and the remainder of such proceeds to fund interest costs and operating expenses of the parent company. Consummation of the Career Sales Division, Professional and the United Life Assets sales transactions is subject to regulatory approvals and other material closing conditions. Please refer to the reports on Form 8-K filed on January 11, 1999 and March 11, 1999 for more information on these sale transactions. Included as Exhibits 2.1 and 2.2 on the Form 10-K are the definitive purchase and sale agreements for the Career Sales Division and Professional, respectively. There can be no assurances that the Career Sales Division, Professional or the United Life Assets sales will be consummated or that the cash proceeds will be in the amount anticipated by the Company.

         The Company's ability to receive principal and interest payments above $25.2 million under the surplus notes is contingent upon the Company's ability to consummate each of the sales transactions of the Businesses Held for Sale currently under contract. The Company has currently estimated net cash proceeds after required debt reduction under the Company's Bank Credit Facility of $21.1 million. Such liquidity is necessary for the Company to fund interest payments under the Bank Credit Facility and the notes and to fund operating expenses of the Company. Though the Company has the obligation to consummate the sales of the Businesses Held for Sale and to prepay the loans to certain covenanted levels, the Company may not have the requisite ability to effectuate the sale as a result of the restrictive covenants contained in the Amended Bank Credit Facility. The accessibility of the cash proceeds of the Businesses Held for Sale are the subject of regulatory approval. While certain regulatory filings with respect to the sale of the Businesses Held for Sale have been made, not all filings have been so made and the final structure by which such proceeds will be upstreamed to the Company have not yet been finalized. The Amended Credit Agreement provides that the Company and its subsidiaries are limited from entering into certain mergers, consolidations, amalgamations, liquidations, winding up or dissolutions, incurring certain indebtedness and liabilities, making disposition, prepaying certain indebtedness, declaring dividends, or issuing, redeeming, purchasing, retiring, exchanging or converting capital securities, in each case with very limited or scheduled exceptions. While the Company believes it has scheduled or otherwise provided for a great majority of the possible combinations it will take to effectively upstream the cash proceeds of the sales of the Businesses Held for Sale, it is not possible to foresee all combinations. Accordingly, the mechanism to upstream to the Company the necessary cash to pay the covenanted prepayment under the Amended Credit
Agreement may be subject to the approval of the majority banks which, if not given, would result in an event of default under the Amended Bank Credit Agreement. Should the sale transactions not close within specified time periods, the Company may face difficulty in meeting its existing and estimated cash obligations and would be in default of certain covenants under the Bank Credit Facility.

         The net proceeds available to the Company from the asset sales may vary significantly from current estimates as a result of (i) minimum levels of statutory capital and surplus required to be delivered at closing for certain insurance subsidiaries, (ii) amounts to be held in escrow, (iii) valuation of certain consideration to be received by the Company, (iv) the timing of the closing and (v) various indemnification obligations included in each purchase and sale agreement. Specifically, the purchase and sale agreement for the Career Sales Division requires the purchaser to be satisfied with disability claims reserve liabilities and other active life reserves. The Company has engaged an actuarial consulting firm to provide analysis to the purchaser regarding such reserves. The Company is aware of potential deficiencies aggregating approximately $16.2 million in the statutory determination of disability claims reserves that will likely impact the total consideration the Company is to receive. The Company and the purchaser have not engaged in discussions to resolve the disability claims reserve issue. In addition, the purchase and sale agreement for the United Life Assets requires the Company to purchase certain residential mortgage loans from United Life, should the loans not meet specified criteria under the purchase and sale agreement or should United Life not be able to provide clear title to the loans. The residential loans are part of a servicing agreement with United Companies Financial Corporation, the "servicer," which has recently filed for bankruptcy. The servicer currently maintains within its control all applicable loan documents. Should the Company be unable to obtain satisfactory control of all of the applicable documents, the Company's anticipated net proceeds from the United Life Asset sale could be reduced by approximately $12.6 million. Such reduction would have a material impact on the liquidity of the Company.

         In addition to the above proceeds, there exists $7.0 million of unused commitments under the Company's existing credit facility that are available only for the purpose of payments of interests, should the Company not have sufficient liquidity from other sources. Upon consummation of the Career Sales Division divestiture the commitment will be reduced to $5.0 million.

         As a result of these anticipated actions, management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements for 1999. However, there can be no assurances actual liquidity sources will develop as currently projected. In the event of a shortfall of actual liquidity sources, the Company will explore options to generate any necessary liquidity such as: (i) the sale of non-strategic subsidiaries and (ii) obtain regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

Subsidiaries, Principally Insurance Operations

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

         Cash Flow from Operating Activities. Cash flow from operating activities, excluding the parent company, were $34.2 million, $74.6 million and $135.4 million, respectively, for the years ended December 31, 1998, 1997 and 1996. The decreasing trend in cash flow from operating activities for the years ended December 31, 1998, 1997 and 1996, is primarily attributable to the accounting treatment for KB Management. During the years ended December 31, 1997 and 1996, the Company maintained a 45% economic interest in KB Management. As of January 2, 1998, the Company purchased the remaining interest in KB Management (see Note 3 of Notes to Consolidated Financial Statements). From the formation of KB Management in 1995, KB Management provided certain management and acquisition services to the Company. From its formation through the year ended December 31, 1996, the transaction and management fees derived by KB management were sufficient to offset the majority of the administrative costs which in turn minimized the costs associated with the Company's 45% economic interest in KB Management. During 1997, KB Management operating and administrative expenses grew disproportionately to the ability of KB Management to engage and consummate acquisitions and other business transactions which would generate fee income and the Company recognized a net loss related to its 45% economic interest. With acquisition of the remaining interest in KB Management on January 2, 1998, the net loss derived by KB Management for the year ended December 31, 1998, was effectively recognized as a 100% economic interest by the Company. Supplemental factors to the decreasing trend in cash flow from operating activities were increasing costs associated with: (i) Year 2000 remediation at all of the insurance subsidiaries, (ii) the strategic business evaluations and associated restructuring of the Company and (iii) the accelerating expansion and transition of KIVEX from a regional to a national internet service provider.

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

         Cash Flow from Investing Activities. The Company's investment portfolio is managed with the objectives of maintaining high credited quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk, and matching the anticipated maturities of investments to the Company's liabilities. The Company believes a conservative investment strategy fits the nature of its insurance products which have little or no inflation risk and limited build-up of cash accumulation values in earlier years.

         The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,589.7 million, $2,719.0 million and $2,993.9 million at December 31, 1998, 1997 and 1996, respectively. Of those securities available for sale, 93.0%, 92.5% and 92.1% were rated BBB or above by Standard & Poor's at December 31, 1998, 1997 and 1996, respectively.

         During the years ended December 31, 1998, 1997 and 1996, the Company sold $1,019.9 million, $801.1 million and $373.7 million of fixed maturity and equity securities, and purchased $1,054.7 million, $1,021.5 million and $955.8 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to meet cash flow demands associated with policyholder surrenders that in the aggregate increasingly exceeded policyholder deposits as well as improve the quality of the investment portfolio or avoid prepayment risks.

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

         Mortgage loans on real estate amounted to 1.2%, 7.2% and 7.2% of total invested assets as of December 31, 1998, 1997 and 1996, respectively. United Life is the Company's only subsidiary which actively originates new mortgage loans. United Life invests in first mortgage loans and provides a mortgage loan warehousing facility for its former parent as a means of obtaining higher invested asset yields necessary to support competitively priced annuity products.

         Cash Flow from Financing Activities. Cash used by financing activities, excluding the parent company, were $391.4 million, $325.9 million and $62.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The majority of the cash outflow is attributable to policyholder surrenders exceeding deposits by $354.1 million in 1998, $275.7 million in 1997 and $205.2 million in 1996.

RESULTS OF OPERATIONS

         For the years ended December 31, 1998, 1997 and 1996, the Company has prepared the following unaudited selected pro forma financial information for the Company's remaining operating divisions, the Financial Services Division (excluding the United Life Assets) and the Payroll Sales Division (excluding Professional) and Businesses Held for Sale (Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One). The pro forma financial information by operating division is defined as pre-tax income (loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income
(Loss)"). In addition, the 1997 and 1996 unaudited selected pro forma financial information considers the impact of the: (i) acquisition of the SW Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

         The Company has prepared such information as it believes that: (i) the acquisition of the SW Financial Controlling Interest, (ii) the intended disposition of the Businesses Held for Sale and (iii) the restructuring costs are material enough to make historical comparative results not meaningful. In addition, the Company believes that the pro forma financial information will facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

         The unaudited selected pro forma financial information for the years ended December 31, 1997 and 1996, gives effect to the acquisition of the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests as though each had occurred on January 1, 1996.

         The following unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1996, or the results which may occur in the future.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
   Financial Services Division:
     Operating income.............................................   $      23,206  $      75,555  $      79,438
     Net investment gains.........................................           1,503          6,848          2,055
     Restructuring costs..........................................          (3,803)            --             --
                                                                     -------------  -------------  -------------
                                                                            20,906         82,403         81,493
                                                                     -------------  -------------  -------------
   Payroll Sales Division:
     Operating income (loss)......................................          (2,728)        23,960         22,796
     Net investment gains (losses)................................             (36)         2,654           (176)
     Restructuring costs..........................................              --             --             --
                                                                     -------------  -------------  -------------
                                                                            (2,764)        26,614         22,620
                                                                     -------------  -------------  -------------
   Businesses Held for Sale:
     Operating income (loss)......................................         (18,323)        45,371         89,879
     Net investment gains (losses)................................           9,068          9,827         (1,690)
     Restructuring costs..........................................          (2,643)            --             --
     Impairment valuation.........................................        (342,960)            --             --
                                                                     -------------  -------------  -------------
                                                                          (354,858)        55,198         88,189
                                                                     -------------  -------------  -------------
   Corporate:
     Interest and amortization of deferred debt interest cost.....         (42,960)       (38,653)       (36,130)
     Corporate expenses, eliminations and other...................         (40,054)       (23,842)          (267)
     Net investment gains.........................................           3,533              1              8
     Restructuring costs..........................................          (8,431)       (16,771)            --
                                                                     -------------  -------------  -------------
                                                                           (87,912)       (79,265)       (36,389)
                                                                     -------------  -------------  -------------
   Income (loss) before income taxes and extraordinary charge.....   $    (424,628) $      84,950  $     155,913
                                                                     =============  =============  =============

RETAINED BUSINESS--FINANCIAL SERVICES DIVISION

         The Financial Services Division includes the operations of Southwestern Life and Security Life. Southwestern Life and Security Life market life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southwestern and southeastern United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
Revenues:
   Policy revenues................................................   $     129,242  $     138,006  $     138,957
   Net investment income..........................................         183,618        201,483        204,392
   Other income...................................................           3,677          1,052         16,521
                                                                     -------------  -------------  -------------
                                                                           316,537        340,541        359,870
                                                                     -------------  -------------  -------------
Benefits and expenses:
   Total policyholder benefits....................................         215,414        195,119        218,647
   Insurance related expenses.....................................          29,592         32,940         24,510
   Other operating expenses.......................................          48,325         36,927         37,275
                                                                     -------------  -------------  -------------
                                                                           293,331        264,986        280,432
                                                                     -------------  -------------  -------------
     Pre-tax operating income.....................................   $      23,206  $      75,555  $      79,438
                                                                     =============  =============  =============

         Policy Revenues. Policy revenues include: (i) premiums received on traditional life products (ii) mortality and administrative fees earned on universal life insurance and annuities and (iii) surrender charges on terminated universal life and annuity products. In accordance with GAAP, premiums on universal life and annuity products are accounted for as deposits to insurance liabilities.

         Premiums, net of reinsurance, by major product line for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
   Life premiums collected:
     Universal life (first year)..................................   $      18,459  $      11,800  $      10,538
     Universal life (renewal).....................................          83,419         92,150         97,695
     Traditional life (first year)................................           7,821          4,333          3,876
     Traditional life (renewal)...................................          34,636         36,646         33,899
                                                                     -------------  -------------  -------------
       Life premiums collected, net of reinsurance................         144,335        144,929        146,008
                                                                     -------------  -------------  -------------
   Annuity premiums collected:
     Traditional fixed (first year)...............................           9,205         24,761         16,098
     Traditional fixed (renewal)..................................           1,947          2,718          3,099
                                                                     -------------  -------------  -------------
       Annuity premiums collected, net of reinsurance.............          11,152         27,479         19,197
                                                                     -------------  -------------  -------------
   Fixed benefit premiums collected:
     Long-term care premiums (all first year).....................             455             --             --
     Accident and Health (all renewal)............................              12            300            249
                                                                     -------------  -------------  -------------
       Fixed benefit premiums collected, net of reinsurance.......             467            300            249
                                                                     -------------  -------------  -------------
   Premiums collected, net of reinsurance.........................         155,954        172,708        165,454
   Less premiums on universal life and annuities which are
     recorded as additions to insurance liabilities and other
     premium adjustments..........................................        (113,662)      (129,393)      (122,298)
                                                                     -------------  -------------  -------------
   Premiums on products with mortality or morbidity risk..........          42,292         43,315         43,156
   Fees and surrender charges on interest sensitive products......          86,950         94,691         95,801
                                                                     -------------  -------------  -------------
   Policy revenues................................................   $     129,242  $     138,006  $     138,957
                                                                     =============  =============  =============

         Policy revenues decreased 6.4% during 1998 to $129.2 million compared with 1997. Policy revenues in 1997 decreased less than 1% compared with 1996. Life premiums collected, net of reinsurance, were $144.3 million in 1998 compared with $144.9 million in 1997 and $146.0 million in 1996. First year universal life premiums increased 56.4% in 1998 to $18.5 million and first year traditional life increased 80.5% to $7.8 million. Most of the increase in production was attributable to Southwestern Life. The Company expects the A.M. Best downgrades, which occurred during the third quarter of 1998 to negatively impact 1999 new business production levels relative to 1998. New life sales were also strong at Security Life in the first half, of 1998 but declined in the third and fourth quarters reflecting the impact of ratings downgrades and management  changes in Security  Life's  marketing  management.  The increase in first year life premiums was mostly offset by decreases in life renewal premiums, which declined 8.3% in 1998 from 1997 compared to a decrease of 2.1% in 1997 compared with 1996. This reflects ratings downgrades and the impact of certain management actions instituted by Southwestern Life in the third quarter of 1997. Additional management actions are planned or are being considered with respect to certain interest sensitive life insurance contracts. Such plans, if implemented, would likely result in reduced renewal premiums in 1999 and subsequent years. See Managements' Discussion and Analysis of Financial Condition and Results of Operations-Total Policyholder Benefits, included herein. Annuity premiums have declined 59.4% to $11,152 in 1998 compared to 1997. The sales decline is attributable to a shift in the overall annuity market to sales of variable products (which the Financial Services Division does not offer) from fixed products due to historically low interest rates and consumer interest in equities. Annuity sales are also typically more sensitive to Company ratings than other insurance products. Annuity sales are likely to continue to decline unless market conditions for fixed annuities become more favorable and ratings of Southwestern Life and Security Life improve.

         Net Investment Income. Net investment income decreased 8.9% to $183.6 million in 1998 due to a decrease in invested assets and reduced yields on investments. Average invested assets declined approximately $110.3 million in 1998 compared with 1997 and decreased $1.7 million from 1997 compared to 1996. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities issued by Security Life, which totaled $179.0 million in 1998. Most of these annuities had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more annuities in force reach the end of the surrender fee periods. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 7.1% in 1998 compared to 7.4% in 1997 and 7.5% in 1996. The decline reflects a decrease in higher yielding but less liquid asset classes such as mortgages, real estate and collateral loans. Also impacting investments yields were lower new money rates available to the Company to invest as a result of extensive maturities and calls of higher yielding investments and slightly higher investment expenses as a result of the decision in 1997 to utilize outside investment managers.

         Other Income. Other income increased $2.6 million in 1998 compared to 1997. During 1998, the Company received approximately $1.0 million resulting from a settlement received associated with securities owned in the past. Most of the remaining differences between the years reflect changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

         Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the year ended December 31, 1998, 1997 and 1996:

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                   ($ in thousands)
   Death benefits.................................................   $      87,578  $      77,980  $      77,648
   Other insurance policy benefits and change in
     future policy benefits.......................................         127,836        117,139        140,999
                                                                     -------------  -------------  -------------
   Total policyholder benefits....................................   $     215,414  $     195,119  $     218,647
                                                                     =============  =============  =============

         During 1998, policyholder benefits increased 10.4% to $215.4 million compared with 1997. Death benefits increased $9.6 million or 12.3% compared with 1997. Most of this increase was due to higher incidence of mortality at Southwestern Life during the first half of 1998 compared to prior periods. Death benefits may vary significantly from period to period. Change in future policy benefits and other benefits increased 9.1% to $127.8 million in 1998. During 1997, future policy benefits were reduced approximately $23.9 million related to the adjustment of certain deficiency reserves on a block of

Southwestern Life interest sensitive business. During 1997, management began implementing a plan intended to reduce the anticipated losses associated with these policies. Such actions included contractually allowable reductions in credited rates and increases in cost of insurance and expense charges.

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525.4 million and $504.6 million as of December 31, 1998 and 1997, respectively. If developing trends were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation.

         In January 1999, Security Life initiated management action in the form of a new exchange program for certain policyholders of Security Life. The program is being offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allows the policyholder the following options in exchange for terminating his or her policy and executing a release:
(i) refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; (ii) exchange the policy, without proof of insurability, for the same face amount in a universal life policy, or a new term universal life policy. The policyholder also has the choice of not accepting the exchange program and keeping the current policy in force.

         The exchange program is not expected to have a material effect on the Company's financial position or results of operations. However, statutory surplus of Security Life could be reduced by approximately $12.5 million on a pre-tax basis if every eligible policyholder elects the exchange option.

         The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

         Insurance Related Expenses. For 1998, insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased to $29.6 million in 1998 from $32.9 million in 1997. Insurance related expenses increased $8.4 million in 1997 compared to 1996. Amortization of deferred policy acquisition costs increased $7.2 million in 1998 compared to 1997 and increased $4.8 million in 1997 compared with 1996. These increases principally reflect the growing block of policies in force, which have been sold subsequent to the Company's acquisitions of Security Life and Southwestern Life. Also included in the $7.2 million increase in amortization is approximately $3.2 million of 1998 deferred costs for Security Life which was written off as unrecoverable from future profits as a result of shifts in the mix of products sold during the year. Amortization of present value of future profits decreased $10.8 million to $12.9 million in 1998. This decrease resulted from unlocking assumptions regarding the future profitability of certain interest sensitive life insurance products at Southwestern Life and from lower amortization associated with blocks of pre-purchase business. Amortization of present value of future profits increased $5.3 million in 1997 compared to 1996. This increase resulted from unlocking assumptions regarding future profitability of certain interest sensitive life insurance products of Security Life.

         Other Operating Expenses. For 1998, other operating expenses (including general operating, overhead and policy maintenance) increased $11.4 million from 1997. Other operating expenses were consistent between 1997 and 1996. The 1998 increase is attributable to several factors: (i) Security Life established an allowance for uncollectible agents' debit balances aggregating approximately $2.3 million, (ii) approximately $4.9 million of remediation costs associated with Year 2000 systems conversions and upgrades and (iii) additional non-deferrable expenses such as consulting fees, appraisal costs and other costs associated with the divisional realignment which are not considered restructuring costs.

RETAINED BUSINESS--PAYROLL SALES DIVISION

         The Payroll Sales Division includes the operations of AA Life and OLIC. AA Life markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force. OLIC provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  ---------
                                                                                    ($ in thousands)
Revenues:
   Policy revenues................................................   $      89,991  $      89,698  $      83,722
   Net investment income..........................................          39,046         38,161         36,023
   Other income (loss)............................................          (1,967)         4,454            (85)
                                                                     -------------  -------------  -------------
                                                                           127,070        132,313        119,660
                                                                     -------------  -------------  -------------
Benefits and expenses:
   Total policyholder benefits....................................          64,457         64,622         63,642
   Insurance related expenses.....................................          42,131         29,377         18,843
   Other operating expenses.......................................          23,210         14,354         14,379
                                                                     -------------  -------------  -------------
                                                                           129,798        108,353         96,864
                                                                     -------------  -------------  -------------
     Pre-tax operating income (loss)..............................   $      (2,728) $      23,960  $      22,796
                                                                     =============  =============  =============

     Policy Revenues. Premiums received, net of reinsurance, by major product line for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
   Life premiums collected:
     Universal life (first year)..................................   $       1,336  $       5,248  $       8,153
     Universal life (renewal).....................................          33,045         30,808         27,168
     Traditional life (first year)................................          17,708         16,139         13,461
     Traditional life (renewal)...................................          30,899         30,138         22,787
                                                                     -------------  -------------  -------------
       Life premiums collected, net of reinsurance................          82,988         82,333         71,569
                                                                     -------------  -------------  -------------
   Annuity premiums collected:
     Traditional fixed (first year)...............................             331          2,526          5,517
     Traditional fixed (renewal)..................................           1,259          1,495          1,448
                                                                     -------------  -------------  -------------
       Annuity premiums collected, net of reinsurance.............           1,590          4,021          6,965
                                                                     -------------  -------------  -------------
   Fixed benefit premiums collected:
     Accident and Health (first year).............................           2,361          3,583          3,149
     Accident and Health (renewal)................................          10,356          9,720          9,220
                                                                     -------------  -------------  -------------
       Fixed benefit premiums collected, net of reinsurance.......          12,717         13,303         12,369
                                                                     -------------  -------------  -------------
   Premiums collected, net of reinsurance.........................          97,295         99,657         90,903
   Less premiums on universal life and annuities which are
     recorded as additions to insurance liabilities and other
     premium adjustments..........................................         (37,031)       (45,084)       (43,050)
                                                                     -------------  -------------  -------------
   Premiums on products with mortality or morbidity risk..........          60,264         54,573         47,853
   Fees and surrender charges on interest sensitive products......          29,727         35,125         35,869
                                                                     -------------  -------------  -------------
   Policy revenues................................................   $      89,991  $      89,698  $      83,722
                                                                     =============  =============  =============

         Total policy revenues were consistent between 1998 and 1997. Policy revenues increased $4.3 million for AA Life in 1998 but were offset by a decrease of $ 4.1 million for OLIC. OLIC's decline was anticipated as a result of the Company's decision to cease marketing products through any "non-payroll" production sources during 1997. Policy revenues increased in 1997 compared to 1996 primarily as a result of new business sales for AA Life.

         Net Investment Income. Net investment income increased 2.3% in 1998 from 1997 to $39.0 million and increased 5.9% in 1997 compared to 1996. The increase in net investment income was primarily the result of an increase in the average invested assets which increased approximately $14.9 million in 1998 compared to 1997 and increased $16.6 million in 1997 compared to 1996. The increases in invested assets is primarily attributed to modest increases in business in force at AA Life.

         Other Income. Other income decreased $6.4 million from 1997 and resulted in a loss of $2.0 million in 1998 compared to income of $4.5 million in 1997. Included in other income in 1998 is a loss on the sale of OLIC's Guam book of business totaling $2.6 million. In 1997, OLIC recorded a gain of $4.4 million on the sale of its Panamanian business.

         Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the year ended December 31, 1998, 1997 and 1996:

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
   Death benefits.................................................   $      23,435  $      23,282  $      25,213
   Fixed benefit claims incurred..................................           7,929         10,114          7,427
   Other insurance policy benefits and change in
     future policy benefits.......................................          33,093         31,226         31,002
                                                                     -------------  -------------  -------------
   Total policyholder benefits....................................   $      64,457  $      64,622  $      63,642
                                                                     =============  =============  =============

         Policyholder benefits totaled $64.5 million in 1998, which was little changed compared to 1997 or 1996.

         Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $12.8 million in 1998 compared to 1997. During 1998, OLIC accelerated amortization of deferred acquisition costs by $10.7 million primarily as a result of refinements in persistency assumptions and unlocking of the estimates of future profits. Amortization of deferred policy acquisition costs at AA Life increased $2.7 million in 1998 compared to 1997 primarily reflecting the growing block of in force policies sold since the Company's acquisition of AA Life. These increases were partially offset by lower commissions in 1998 compared to 1997 primarily resulting from OLIC's decision to cease writing certain products in 1997. Insurance related expenses increased $10.5 million to $29.4 million in 1997 compared to 1996. Amortization of deferred policy acquisition costs increased $8.5 million primarily as a result of refinements to amortization schedules for AA Life to reflect the unlocking of assumptions regarding future profitability and as a result of the growing block of policies in force, which had been sold subsequent to the Company acquisition of AA Life. In addition, amortization of present value of insurance in force for OLIC also increased from 1996 to 1997 primarily as a result of unlocking of assumptions regarding future profitability.

         Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) increased $8.9 million from 1997 after remaining flat from 1996 to 1997. The increase is attributable to several factors, including: (i) approximately $3.6 million of remediation costs associated with Year 2000 systems conversions and upgrades, (ii) approximately $2.0 million of acquisition costs at OLIC which were expensed in 1998 as unrecoverable from future profits and (iii) additional non-deferrable expenses such as consulting fees, appraisals and other costs associated with divisional realignment which are not considered restructuring costs.

BUSINESSES HELD FOR SALE

         Businesses Held for Sale include the operations of the Career Sales Division, KIVEX, Professional, the United Life Assets and Marketing One. The Career Sales Division, which includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Union Bankers, Marquette and Constitution with the Career Sales Division. KIVEX is an internet service provider. Professional provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                               Year ended December 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
Revenues:
   Policy revenues................................................   $     239,925  $     263,680  $     327,455
   Net investment income..........................................         147,201        154,087        160,767
   Other income...................................................          33,931         38,181         34,460
                                                                     -------------  -------------  -------------
                                                                           421,057        455,948        522,682
                                                                     -------------  -------------  -------------
Benefits and expenses:
   Total policyholder benefits....................................         261,639        230,818        235,846
   Insurance related expenses.....................................          86,718         93,359        103,288
   Other operating expenses.......................................          91,023         86,400         93,669
                                                                     -------------  -------------  -------------
                                                                           439,380        410,577        432,803
                                                                     -------------  -------------  -------------
     Pre-tax operating income (loss)..............................   $     (18,323) $      45,371  $      89,879
                                                                     =============  =============  =============

         Policy Revenues. Policy revenues declined 9.0% or $23.8 million to $239.9 million in 1998 compared to 1997. This followed a 19.5% or $63.8 million decline in 1997 compared to 1996. The decline in 1998 of $21.4 million is primarily attributable to Union Bankers which discontinued sales of major medical health products and its life insurance products and increased its utilization of reinsurance. Union Bankers also accounts for nearly all of the $52.0 million of the decrease in policy revenues in 1997 compared to 1996. The remainder of the decrease is attributable to Penn Life which experienced decreases in policy revenues of $3.8 million (2.6%) in 1998 compared to 1997 and a decrease of $6.4 million (4.3%) in 1997 compared to 1996 principally as a result of lower first year sales.

         Net Investment Income. Net investment income decreased $6.9 million (4.5%) in 1998 compared to 1997 and decreased $6.7 million (4.2%) in 1997 compared to 1996. The decrease is primarily attributable to United Life, where net investment income decreased $11.4 million in 1998 compared to 1997 and decreased $5.3 million in 1997 compared to 1996. United Life has experienced high surrenders of fixed annuities in 1998 and 1997 reflecting low reinvestment rates available as annuities reached the end of their surrender fee period. Surrenders at United Life totaled $253.2 million in 1998 and $255.6 million in 1997. Such surrenders resulted in a liquidation of approximately $168.9 million and $104.0 million of invested assets during 1998 and 1997, respectively, which caused the declines in investment income. Partially offsetting the decline at United Life are small increases for other companies, the largest of which related to investment income earned by Marquette during 1998 from an assumed reinsurance contract. This contract was terminated as of September 30, 1998.

         Other Income. Other income decreased $4.3 million (11.1%) to $33.9 million in 1998 compared to 1997. Other income increased $3.7 million in 1997 compared to 1996. The substantial decrease in other income in 1998 compared to 1997 is attributable to a decline in the amortization of Union Bankers' deferred gain associated with a third party Medicare reinsurance contract. The decrease in amortization is attributable to a decline in the underlying premium in force subject to the reinsurance arrangement, over time, which results in lower amortization of the gain. Also contributing to the decline in other income was reduced revenues for Marketing One resulting from the cancellation of a number of marketing relationships. These decreases are partially offset by increases in revenue from KIVEX and increased fee income for United Life. The increase in other income from 1997 compared to 1996 is principally attributable to Union Bankers' amortization of deferred gain. The amortization was higher in 1997 due to a full year amortization of the gain and higher than expected lapses of its Medicare policies. The deferred gain was primarily generated as a result of a June 1996 agreement.

         Total Policyholder Benefits. Policyholder benefits increased $30.8 million (13.4%) in 1998 compared to 1997. The policyholder benefits of Penn life increased $43.0 million in 1998 compared to 1997. The increase was primarily the result of specific increases in reserve estimates associated with long term care products and certain claims reserves held by Penn Life. Policy reserves and claims reserves increases associated with the changes in estimates aggregated approximately $32.6 million. The Company had been closely monitoring the development of claims reserve experience associated with its Career Sales Division. The Company has experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership of Penn Life. As a result of such possible trends, the Company increased claims reserves estimates for the Career Sales Division by approximately $25.0 million, which is included above in the additional policy benefit reserves. See Notes 2 and 8 of Notes to Consolidated Financial Statements. In determining the amount of the necessary increase in policy reserve estimates associated with its long term care products, Penn Life allocated approximately $11.2 million of previously identified redundant policy reserves to long term care reserves, and additionally increased policy reserves by approximately $7.6 million. This was partially offset by decreases of $16.9 million in Union Bankers policyholder benefits, reflecting less business in force as a result of the decision to cease sales of major medical and life business, the cession of the remaining 20% of the Medicare business and the runoff of existing business.

         Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $6.6 million to $86.7 million in 1998 compared to 1997. This followed an $9.9 million (9.6%) decrease in 1997 compared to 1996. Amortization of present value of insurance in force decreased $11.6 million principally as a result of the Company recording an impairment provision associated with assets of Businesses Held for Sale resulting in the elimination of substantially all insurance assets subject to amortization. Specifically, Penn Life and Union Bankers wrote off $98.1 million of present value of insurance in force which reduced amortization. This was partially offset by an increase in amortization of deferred policy acquisition costs of $5.3 million, which included (i) an increase at Professional of $1.8 million in 1998 compared to 1997 as a result of higher than expected lapses on fixed benefit products, (ii) an increase of $1.7 million for United Life as a result of unlocking future assumptions regarding the profitability of certain annuity products and (iii) an increase at Union Bankers of $1.9 million as a result of higher lapses. Non-deferrable commissions decreased approximately $1.0 million at Union Bankers principally due to the decision to stop writing new major medical and life business. Most of the decrease in 1997 compared to 1996 relates to a $14.5 million decrease in non-deferrable commissions at Union Bankers, reflecting the Medicare reinsurance contract which ceded 80% of its Medicare business including new sales, higher lapses, and the decision to stop selling major medical and life policies. The Medicare reinsurance contract also resulted in lower amortization of deferred policy acquisition costs and present value of insurance in force at Union Bankers. However, this was more than offset by increases in amortization of deferred policy acquisition costs and present value of insurance in force at United Life and Professional primarily as a result of higher than expected lapses.

         Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) increased $4.6 million (5.4%) in 1998 compared to 1997. KIVEX's operating expenses increased $7.4 million reflecting costs associated with its expansion into new cities. In addition, the companies included in Businesses Held for Sale experienced increased costs as a result of additional non-deferrable expenses such as consulting, overhead and other costs associated with the divisional realignment, which are not considered restructuring costs. Offsetting the increases in operating expenses is reduced amortization of costs in excess of net assets acquired associated with the assets of the Businesses Held for Sale. During 1998, a total of $114.5 million of costs in excess of net assets acquired were written off as part of the impairment provision, which decreased amortization by approximately $2.8 million in 1998 compared to 1997. Other operating expenses decreased $7.3 million (7.8%) in 1997 compared to 1996. Union Bankers' expenses decreased $6.6 million principally as a result of receiving an expense allowance on the Medicare reinsurance contract for a full year in 1997 and only a partial year in 1996.

GENERAL CORPORATE

         Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs increased $4.3 million in 1998 compared to 1997. This is the result of higher weighted average borrowing costs and additional costs associated with credit facility fees and costs incurred to amend the credit agreement. These are a direct result of the Company's current financial position.

         Corporate Expenses. Corporate expenses, eliminations and other costs were $40.1 million, $23.9 million, and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase is directly attributable to two factors as follows: (i) the economics of KB Management, and (ii) strategic business evaluation and associated restructuring of the Company.

         During the years ended December 31, 1997 and 1996, the Company maintained a 45% economic interest in KB Management. As of January 2, 1998, the Company purchased the remaining interest in KB Management (see Note 3 of Notes to Consolidated Financial Statements). From the formation of KB Management in 1995, KB Management provided certain management and acquisition services to the Company. From its formation through the year ended December 31, 1996, the transaction and management fees derived by KB management were sufficient to offset the majority of the administrative costs which in turn minimized the costs associated with the Company's 45% economic interest in KB Management. During 1997, KB Management operating and administrative expenses grew disproportionately to the ability of KB Management to engage and consummate acquisitions and other business transactions which would generate fee income and the Company recognized a net loss related to its 45% economic interest. With acquisition of the remaining interest in KB Management on January 2, 1998, the net loss derived by KB Management for the year ended December 31, 1998, was effectively recognized as a 100% economic interest by the Company.

         The strategic business evaluation and associated restructuring of the Company begun in the early part of 1997 (see Note 21 of Notes to Consolidated Financial Statements) was primarily funded by the Company on behalf of the subsidiaries. As a result, a significant portion of the associated pre-tax incremental costs ("period costs") were funded by the Company. Period costs recognized by the Company increased to $5.7 million for the year ended December 31, 1998, from $1.8 million for the year ended December 31, 1997. Included in expenses for the year ended December 31, 1998 were $6.8 million associated with severance and other employment agreements and a $3.0 million write-off associated with a small marketing entity which was shut down in anticipation of the sale of Professional and not considered restructuring.

         In addition, during the year ended December 31, 1997, the Company incurred $7.6 million of one time pre-tax transaction costs associated with the termination of the Washington National merger agreement.

         Income Taxes. The effective tax rates (benefit) for the years ended December 31, 1998, 1997 and 1996, were (0.8)%, 39.5% and 37.0%, respectively.
The significant change in the effective tax rate between 1998 and 1997 is substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Held for Sale and an increase in the tax valuation allowance, primarily representing unrecoverable net operating loss carryforwards at certain non- life companies. The 1997 and 1996 effective rates are higher than the statutory rate of 35% primarily due to non-deductible amortization of costs in excess of net assets acquired and foreign taxes in excess of foreign taxes utilized.

         The 1996 consolidated life return of Constitution and its subsidiaries is currently under examination by the Internal Revenue Service. Tax years prior to 1996 are closed by statute to examination for the Constitution consolidated life insurance company tax group. The ultimate effect of the current examination is not known at this time.

         Net Investment Gains (Losses). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities resulted in the Company realizing gains, on a pro forma basis, of $14.1 million, $19.3 million and $0.2 million, during 1998, 1997 and 1996, respectively. During 1998 and 1997, the Company liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $354.1 million and $275.7 million, respectively. During 1997, the Company liquidated most of its equity holdings and private placement bond holdings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk Exposures of Financial Instruments for the Retained Businesses

         The Company analyzes and reviews the risks arising from market exposures of financial instruments. From an overall perspective, the Company's investment portfolio is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk, and matching the anticipated maturities of investments to the Company's liabilities. The Company believes that a conservative investment strategy fits the nature of its insurance products, which have minimal inflation risk.

         By aggregating and monitoring the potential impact of market risk, the Company attempts to optimize its risk adjusted earnings. In addition, these risks are reviewed and managed individually by operating entity using analysis prepared by the Company's actuaries. The exposures of financial instruments to market risks, and the related risk management process, are most relevant to the life insurance and annuity product lines. These product lines require most of the invested assets to support accumulation and investment oriented insurance products.

         The Company has material exposures to market risks including interest rate risk and default risk. Additional market exposures exist in the Company's other insurance products and in its debt structure. The primary sources of interest rate risk include (i) a sustained decrease in interest rates, and (ii) to a lesser extent, near term increases in interest rates. As of December 31, 1998, the Company is not utilizing derivatives in its asset liability matching process. Each of these market risks is discussed in detail below. All of the subsequent amounts and percentages exclude investments of Businesses Held for Sale unless noted otherwise and include Southwestern Life for 1997.

INTEREST RATE RISK

         Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $2,076.3 million or 70.2% and $2,253.7 million or 69.6% of total invested assets at December 31, 1998 and 1997, respectively. These insurance products include single premium and flexible premium fixed deferred annuities and interest sensitive life, primarily universal life. Fixed maturity and equity securities are carried at fair value. Mortgage loans on real estate are recorded at cost, adjusted by provision for loan loss, if necessary. Policy loans are recorded at cost. Short-term investments, considered as cash equivalents, are recorded at amortized cost. Policy liabilities are generally carried at policyholder account values with an adjustment, when the policyholder account values are deemed inadequate. With respect to these products, the Company seeks to earn a stable and profitable spread between investment income and interest credited to policyholder account values. As of December 31, 1998, the weighted average interest spread on interest sensitive insurance liabilities was 2.03%. If the Company has adverse experience on investments that cannot be passed onto its customers, its spreads are reduced. Alternately, the Company may seek to maintain spreads which may result in non-competitive credited interest rates to customers. This strategy could result in adverse surrender experience and cause the Company to liquidate a portion of its portfolio to fund excess cash surrender benefits. As a result of flexibility in adjusting crediting rate levels and protection afforded by policy surrender charges, the Company does not view the near term risk to spreads over the next twelve months to be material.

         Fixed Deferred Annuities. Assets of $634.4 million and $822.5 million as of December 31, 1998 and 1997, respectively, support a large category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, the Company may adjust renewal crediting rates monthly, or in some cases less frequently, subject to guaranteed minimums ranging from 3% to 6%. Generally, an annuity insurance policyholder has the right to surrender a contract at account value less a surrender charge. Due to the Company's ability to change crediting rates to track investment experience, the interest rate risk of the underlying assets is assumed to be a good match for the interest rate risk inherent in deferred annuity liabilities. This assumption, however, may not be appropriate for either substantial increases or decreases in interest rates.

         Universal Life. Assets of $1,441.9 million and $1,431.2 million at December 31, 1998 and 1997, respectively, support the largest category of accumulation and investment oriented insurance products, universal and other interest sensitive life products. For these contracts, the Company has the right to adjust renewal-crediting rates subject to guaranteed minimums from 3.5% to 6.0%. Similar to annuities, universal life insurance policyholders have the right to surrender their contracts at account value less a surrender charge. Generally, the surrender charge protection ranges over a longer period of years than those applicable to annuity policies, and in some cases may be much larger in size relative to account values being surrendered. The Company limits interest rate risk by analyzing projected liability cash flows and structuring investment portfolios with similar cash flow characteristics.

         Other Annuities. Assets aggregating $185.5 million and $191.6 million as of December 31, 1998 and 1997, respectively, support immediate annuities, traditional fixed benefit annuities, deposit funds and supplementary contracts. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and imputed rates of interest are not adjustable by the Company. Accordingly, spreads will tend to fall below expectations if experience is adverse relative to the assumptions used to price these products at issue. The Company attempts to limit its exposure to these products by being conservative in pricing, thereby limiting sales and lessening the possibility of adverse experience. Many of these contracts are not surrenderable at the option of the policyholder.

         Other General Account Insurance Products. The Company had $566.9 million and $597.5 million of assets as of December 31, 1998 and 1997, respectively, supporting general account products, including traditional and term life insurance, accidental and health insurance, and long-term care insurance. For these products, the liability cash flows have actuarial uncertainty. However, their amounts and timing do not vary significantly with changes in interest rates.

         Decreasing Interest Rates. With the exception of 1996, interest rates have generally been declining since 1994. Under scenarios in which interest rates fall and remain at levels significantly lower than rates prevailing at December 31, 1998, minimum guarantees for annuity and universal life policies will cause the spread between the portfolio yield and the interest rate credited to policyholders to narrow. The earned rate on the annuity and universal life insurance portfolios averaged 7.3% for the year ended December 31, 1998, providing some cushion for further decline in earned interest rates before there is insufficient margin to cover minimum guaranteed interest rates plus the required spread for profitability. The maturity structure and call provisions of the related investment portfolios also protect the imbedded interest rate cushion for a period of time. However, spreads are at risk if interest rates fall below current levels and remain lower for a sustained period of time. The Company believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection.

         The Company held $1,188.7 million and $1,152.5 million of mortgage-backed bonds which represented 40.2% and 35.6% of total invested assets as of December 31, 1998 and 1997, respectively. The Company invests in mortgage-backed securities in order to enhance portfolio yields and maintain a reliable cash flow stream from the invested asset portfolio. The

Company maintains sophisticated models to measure the effective duration and option-adjusted duration of the consolidated investment portfolio. These models are designed to allow accurate measurement of the convexity risks inherent in that percentage of the portfolio invested in mortgage-backed securities and other callable securities. The Company manages the portfolio convexity risk within the context of the overall asset and liability model and the quantification of disintermediation risk. Due to the combination of recent lower interest rates and increased efficiency by mortgage holders in exercising their prepayment options, the riskiness of these securities has increased without a compensating adjustment to risk premiums. Accordingly, the Company may consider reducing its exposure to the mortgage-backed bonds in future years, reducing its ability to enhance yield with these types of securities.

         Increasing Interest Rates. For both annuities and universal life insurance, an increase in interest rates in the near term poses risks of either deteriorating spreads or excess surrender activity. The portfolios supporting these products have fixed assets with maturities ranging from one to twenty years or more. Accordingly, the earned rate on each portfolio will not increase as fast as market yields increase. Prepayments on mortgage-backed bonds will likely slow as well, causing the earned rate to fall behind the market yield even further. If the Company sets its renewal crediting rates at the desired spread level, the difference between its renewal crediting rates and competitors new money rates may be wide enough to cause increased surrender activity. Alternatively, if the Company set its renewal crediting rates at the competitive level, its spread will narrow. The Company's actuaries evaluate these risks by simulating asset and liability cash flows for numerous interest rate scenarios. Nevertheless, the potential impact of a near term increase in interest rates may be adverse thereby exceeding corporate risk tolerance levels. The risk of increasing interest rates is reduced to the extent renewal premiums are collected on periodic premium paying products.

RISK MANAGEMENT

         The Company seeks to invest its available funds in a manner that will maximize its investment return and fund future obligations to policyholders, subject to appropriate risk considerations. The Company seeks to meet this objective through investments that (i) have similar characteristics to the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) make up a predominantly investment-grade fixed maturity securities portfolio. The Company's products incorporate surrender charges, or other features to encourage persistency. Approximately 73.3% of the total insurance liabilities at December 31, 1998, had surrender penalties or other restrictions and approximately 7.1% are not subject to surrender.

         The Company seeks to maximize the total return on its investment through active investment management. Accordingly, management has determined the entire portfolio of fixed maturity securities is available to be sold in response to (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.

         The Company uses computer models to perform simulations of the cash flows generated from existing business under various interest rate scenarios. These simulations enable management to measure the potential gain or loss in fair value of interest-rate sensitive financial instruments. In this analysis, the fair value is measured as the present value of the projected statutory earnings under a given interest rate scenario, discounted at the earned rates in that scenario. It is standard industry practice to base fair value of insurance businesses on statutory earnings. The two scenarios compare one with no change in interest rates and one with an instantaneous parallel decrease in treasury yields.

         Selected fixed-income assets in the amount necessary to equal liabilities are modeled individually. These assets include corporate bonds, asset and mortgage-backed securities, and mortgage loans on real estate. All significant insurance liabilities are grouped and modeled in representative liability cells. The options embedded in the securities and their underlying collateral are modeled directly, with the incidence of prepayments based on the type of collateral and the level of interest rates in the scenarios tested. Defaults are modeled based on published credit ratings. The policyholder options to borrow or surrender are modeled, with exercise of the options determined by product design and the level of rates which competitors would offer in the tested scenarios. Other policyholder behavior is estimated from anticipated and recent actual experience.

         Although the traditional insurance liabilities could be excluded from this analysis, they contain loan provisions which are interest sensitive in nature. In addition, the risk of asset and liability mismatch in a decreasing interest rate environment can become significant. In order to capture these risks, the traditional insurance product liabilities were included.

         If treasury yields were to decrease by 100 basis points from their December 31, 1998 levels, the fair value of these insurance businesses, as defined above, would be $54.4 million less than the fair value assuming no change from the December 31, 1998 levels.

         The calculations involved in these computer simulations incorporate numerous assumptions, require significant estimates, and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the difference may be material. Because the Company actively manages its investments and liabilities, the actual change in fair value could be less than estimated above.

DEBT STRUCTURE

         Borrowed capital at December 31, 1998 includes outstanding principal of $114.6 million of unsecured 9 1/4% Senior Subordinated Notes due 2003 and $434.0 million of a revolving Bank Credit Facility maturing in 2000. The senior subordinated notes carry fixed rates. Based on the interest rate exposure and prevalent rules at December 31, 1998, a relative 300 basis point decrease in interest rates would increase the fair value of fixed rate borrowed capital by approximately $5.1 million. Interest expense on the revolving Bank Credit Facility, which contains floating rate debt, will fluctuate as prevailing interest rates change. At December 31, 1998, a relative 100 basis point increase in interest rates would increase interest expense on a pre-tax basis by approximately $4.3 million.

INVESTMENTS AND RISK OF DEFAULT

         The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risks, liquidity needs, asset liability matching, tax planning strategies and other economic factors. These securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,589.7 million and $2,719.0 million at December 31, 1998 and 1997, respectively. Of those securities available for sale, 93.0 % and 92.5% were rated BBB or above by Standard & Poor's at December 31, 1998 and 1997, respectively.

         During the years ended December 31, 1998, 1997 and 1996, the Company, inclusive of Businesses Held for Sale, sold $1,019.9 million, $801.1 million and $373.7 million of fixed maturity and equity securities, and purchased $1,054.7 million, $1,021.5 million and $955.8 million of fixed maturity and equity securities, respectively. Such sales and purchases were often effected to improve the quality of the investment portfolio or to avoid prepayment risks. As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio to its fixed maturities available for sale portfolio as of April 1, 1997. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company marked all assets subject to the transfer to fair value resulting in an increase in shareholders' equity, net of applicable income taxes, of approximately $1.8 million. During 1996, the Company sold one security in its held for investment portfolio aggregating $4.9 million as a result of a dramatic deterioration in its credit rating.

         During 1997 and 1996, the Company had a portfolio of "trading securities" to provide the Company with the opportunity to undertake interest rate hedging strategies, to participate in short-term relative value trades and to invest in special situations with the goal of generating short-term trading profits. As a result of trading activities, the Company, inclusive of Businesses Held for Sale, recognized $1.1 million and $1.3 million of profits during 1997 and 1996, respectively. As of December 31, 1998 and 1997, the Company held no investments in its trading portfolio.

         Mortgage loans on real estate amounted to 1.2% and 1.8% of total invested assets as of December 31, 1998 and 1997, respectively. The Company has established a reserve for loan loss, which aggregated $4.3 million as of December 31, 1998. As of December 31, 1998 and 1997, the Company had non-performing loans amounting to $5.0 million and $0.7 million, respectively. The Company is in various stages of foreclosure or sales of such loans. The Company believes its current loan loss provision is adequate to cover any future losses related to currently performing and non-performing loans.

         In assessing the risk that the rate of default losses may exceed pricing expectations, the Company considers the entire investment portfolio. The Company manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower quality, higher yielding investments, and diversifying exposures by issuer, industry and region. The Company remains exposed to occasional cyclical economic downturns, which may result in default rates significantly higher than historical averages.

Item 8.   Financial Statements and Supplementary Data

                                                                            Page

 Management's Responsibility for Financial Statements......................   48

 PennCorp Financial Group, Inc. and Subsidiaries...........................   49

 Southwestern Financial Corporation and Subsidiaries.......................   90

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




Keith A. Maib                                  James P. McDermott
President and Chief Executive Officer          Executive Vice President and
                                                 Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

     The Shareholders and Board of Directors of PennCorp Financial Group, Inc.

     We have audited the accompanying consolidated balance sheets of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 8, the Company changed its method of recording claim reserves associated with disability income products of the Career Sales Division during the year ended December 31, 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimates and is accordingly reflected in operations as a change in accounting estimate for the year ended December 31, 1998.



KPMG LLP
Dallas, Texas
March 31, 1999

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)

                                                                             For the years ended December 31,
                                                                            1998           1997          1996
                                                                         -----------   -----------   -----------
REVENUES:
   Premiums, principally accident and sickness.........................  $   337,685   $   254,020   $   256,859
   Interest sensitive policy product charges...........................      121,473        91,546        91,231
   Net investment income...............................................      369,052       273,237       210,734
   Other income........................................................       37,717        27,504        22,666
   Net gains from the sale of investments..............................       14,068        17,487         1,257
                                                                         -----------   -----------   -----------
     Total revenues....................................................      879,995       663,794       582,747
                                                                         -----------   -----------   -----------
BENEFITS AND EXPENSES:
   Claims incurred.....................................................      308,432       202,472       188,727
   Change in liability for future policy benefits and other
     policy benefits...................................................      233,330       121,817        83,184
   Amortization of present value of insurance in force and
     deferred policy acquisition costs.................................      117,446        92,046        56,470
   Amortization of costs in excess of net assets acquired and
     other intangibles.................................................       15,121         9,545         8,648
   Underwriting and other administrative expenses......................      229,497       146,245       116,560
   Interest and amortization of deferred debt issuance costs...........       42,960        23,355        18,579
   Restructuring charge................................................       14,877        16,771            --
   Impairment provision associated with assets of Businesses
     Held for Sale.....................................................      342,960            --            --
                                                                         -----------   -----------   -----------
     Total benefits and expenses.......................................    1,304,623       612,251       472,168
                                                                         -----------   -----------   -----------
Income (loss) before income taxes, equity in earnings of
   unconsolidated affiliates and extraordinary charge..................     (424,628)       51,543       110,579
     Income taxes (benefits)...........................................       (3,369)       20,375        40,957
                                                                         -----------   -----------   -----------
Income (loss) before equity in earnings of unconsolidated affiliates
   and extraordinary charge............................................     (421,259)       31,168        69,622
     Equity in earnings of unconsolidated affiliates...................           --        18,972        21,037
                                                                         -----------   -----------   -----------
Income (loss) before extraordinary charge..............................     (421,259)       50,140        90,659
     Extraordinary charge (net of income taxes of $900, $--and $1,277).       (1,671)           --        (2,372)
                                                                         -----------   -----------   -----------
Net income (loss)......................................................     (422,930)       50,140        88,287
     Preferred stock dividend requirements.............................       18,273        19,533        14,646
                                                                         -----------   -----------   -----------
Net income (loss) applicable to common stock...........................  $  (441,203)  $    30,607   $    73,641
                                                                         ===========   ===========   ===========
PER SHARE INFORMATION:
Basic:
   Net income (loss) applicable to common stock before
    extraordinary charge...............................................  $    (15.17)  $      1.09   $      2.79
     Extraordinary charge, net of income taxes.........................        (0.06)           --         (0.09)
                                                                         -----------   -----------   -----------
   Net income (loss) applicable to common stock........................  $    (15.23)  $      1.09   $      2.70
                                                                         ===========   ===========   ===========
Common shares used in computing basic earnings (loss) per share........       29,091        28,016        27,208
                                                                         ===========   ===========   ===========
Diluted:
   Net income (loss) applicable to common stock before
    extraordinary charge...............................................  $    (15.17)  $      1.07   $      2.49
     Extraordinary charge, net of income taxes.........................        (0.06)           --         (0.07)
                                                                         -----------   -----------   -----------
   Net income (loss) applicable to common stock........................  $    (15.23)  $      1.07   $      2.42
                                                                         ===========   ===========   ===========

Common shares used in computing diluted earnings (loss) per share......       29,091        28,645        35,273
                                                                         ===========   ===========   ===========
COMPREHENSIVE INCOME (LOSS) INFORMATION:
   Net income (loss)...................................................  $  (422,930)  $    50,140   $    88,287
   Change in unrealized foreign currency translation gains (losses),
     net of income taxes...............................................       (6,089)       (5,641)          568
   Change in unrealized gains (losses) on securities available for
     sale of unconsolidated affiliate during the year..................           --        24,277        (6,045)
   Change in unrealized holding gains (losses) arising during the year on securities available for sale, net of income taxes
     (benefits) of ($4,818), $6,490 and ($1,828).......................        5,602        27,185        (3,648)
   Reclassification adjustments for gains included in net income (loss)      (14,552)      (15,890)         (596)
                                                                         -----------   -----------   -----------
       Total comprehensive income (loss) applicable to common stock....  $  (437,969)  $    80,071   $    78,566
                                                                         ===========   ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                            As of December 31,
ASSETS:                                                                                     1998         1997
                                                                                        -----------  -----------
Investments:
   Fixed maturities available for sale, at fair value
     (amortized cost $2,524,990 in 1998 and $2,618,515 in 1997).......................  $ 2,589,714  $ 2,718,982
   Equity securities available for sale, at fair value
     (cost $2,008 in 1998 and $30,084 in 1997)........................................        2,035       30,257
   Mortgage loans on real estate, net of allowance of $4,295 in 1998 and
     $6,041 in 1997...................................................................       36,882      240,879
   Policy loans.......................................................................      207,490      145,108
   Cash and short-term investments....................................................       92,727      109,013
   Other investments..................................................................       27,406       95,875
                                                                                        -----------  -----------
     Total investments ...............................................................    2,956,254    3,340,114
Accrued investment income.............................................................       37,291       43,312
Accounts and notes receivable, net of allowance of $6,201 in 1998 and $9,025 in 1997..       14,319       46,655
Investment in unconsolidated affiliate................................................           --      183,158
Present value of insurance in force...................................................      170,729      263,889
Deferred policy acquisition costs.....................................................      139,708      310,117
Costs in excess of net assets acquired................................................      108,070      116,544
Income taxes, primarily deferred......................................................       46,944           --
Other assets..........................................................................     136, 282      420,346
Assets of Businesses Held for Sale....................................................    2,421,804           --
                                                                                        -----------  -----------
     Total assets ....................................................................  $ 6,031,401  $ 4,724,135
                                                                                        ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities and accruals.......................................................  $ 2,867,038  $ 3,289,925
Notes payable.........................................................................      550,923      359,755
Income taxes, primarily deferred......................................................           --       59,125
Accrued expenses and other liabilities................................................      110,945      135,227
Liabilities of Businesses Held for Sale...............................................    2,066,554           --
                                                                                        -----------  -----------
     Total liabilities................................................................    5,595,460    3,844,032
                                                                                        -----------  -----------
Mandatory redeemable preferred stock:
   Series C, $.01 par value, $100 initial redemption value; authorized, issued and
     outstanding-- in 1998 and 178,500 in 1997........................................           --       19,867

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized
   issued and outstanding 2,300,000 in 1998 and 1997..................................      112,454      110,513
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized issued and outstanding 2,875,000 in 1998 and 1997.......................      141,673      139,157
Common stock, $.01 par value; authorized 100,000,000; issued and
   outstanding 30,072,344 in 1998 and 28,860,206 in 1997..............................          301          289
Additional paid-in capital............................................................      430,321      397,590
Accumulated other comprehensive income, net of income taxes...........................       19,995       35,034
Retained earnings (deficit)...........................................................     (234,921)     211,055
Treasury shares (1,105,369 in 1998 and 1,009,589 in 1997).............................      (32,391)     (32,130)
Notes receivable and other assets secured by common stock.............................       (1,491)      (1,272)
                                                                                        -----------  -----------
     Total shareholders' equity.......................................................      435,941      860,236
                                                                                        -----------  -----------
     Total liabilities and shareholders' equity ......................................  $ 6,031,401  $ 4,724,135
                                                                                        ===========  ===========

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                        For the years ended December 31,

                                                                            1998           1997          1996
                                                                         -----------   -----------   -----------
Convertible preferred stock:
   Balance at beginning of year........................................  $   249,670   $   249,670   $   110,513
   Issuance of convertible preferred stock.............................           --            --       139,157
   Accrual of dividends in arrears.....................................        4,457            --            --
                                                                         -----------   -----------   -----------
     Balance at end of year............................................      254,127       249,670       249,670
                                                                         -----------   -----------   -----------
Common stock:
   Balance at beginning of year........................................          289           286           229
   Issuance of common stock............................................           10             1            56
   Exercise of stock options...........................................            2             2             1
                                                                         -----------   -----------   -----------
     Balance at end of year............................................          301           289           286
                                                                         -----------   -----------   -----------
Additional paid-in capital:
   Balance at beginning of year........................................      397,590       393,156       220,482
   Issuance of common stock............................................       30,717         1,697       170,393
   Exercise of stock options...........................................        2,014         2,737         2,281
                                                                         -----------   -----------   -----------
       Balance at end of year..........................................      430,321       397,590       393,156
                                                                         -----------   -----------   -----------
Accumulated other comprehensive income:
   Unrealized foreign currency translation losses:
     Balance at beginning of year......................................      (20,602)      (14,961)      (15,529)
     Change in unrealized foreign currency translation gains (losses)
       during the year, net of income taxes............................       (6,089)       (5,641)          568
                                                                         -----------   -----------   -----------
         Balance at end of year........................................      (26,691)      (20,602)      (14,961)
                                                                         -----------   ------------  -----------
   Unrealized gains on securities available for sale:
     Balance at beginning of year......................................       55,636        20,064        30,353
     Change in equity in unrealized gains (losses) on securities
       available for sale of unconsolidated affiliate during the year..           --        24,277        (6,045)
     Change in unrealized holding gains (losses) on securities
       available for sale during the year, net of income taxes.........        5,602        27,185        (3,648)
     Reclassification adjustments for gains included in net
       income (loss)...................................................      (14,552)      (15,890)         (596)
                                                                          ----------    ----------    ----------
         Balance at end of year........................................       46,686        55,636        20,064
                                                                         -----------   -----------   -----------
         Total other comprehensive income..............................       19,995        35,034         5,103
                                                                         -----------   -----------   -----------
Retained earnings (deficit):
   Balance at beginning of year........................................      211,055       186,032       117,987
   Net income (loss)...................................................     (422,930)       50,140        88,287
   Dividends on common stock...........................................       (2,860)       (5,618)       (5,630)
   Accretion of dividends on preferred stock...........................      (18,273)      (19,533)      (14,646)
   Redemption of Series C preferred stock..............................       (1,913)           --            --
   Earned portion of treasury stock awarded to employees...............           --            34            34
                                                                         -----------   -----------   -----------
       Balance at end of year..........................................     (234,921)      211,055       186,032
                                                                         -----------   -----------   -----------
Treasury shares:
   Balance at beginning of year........................................      (32,130)       (3,370)       (3,370)
   Purchases of treasury stock.........................................         (261)      (28,760)           --
                                                                         -----------   -----------   -----------
       Balance at end of year..........................................      (32,391)      (32,130)       (3,370)
                                                                         -----------   -----------   -----------
Notes receivable and other assets secured by common stock:.............       (1,491)       (1,272)       (1,500)
                                                                         -----------   -----------   -----------
       Total shareholders' equity......................................  $   435,941   $   860,236   $   829,377
                                                                         ===========   ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                        For the years ended December 31,

                                                                                   1998        1997        1996
                                                                                 --------    --------    ---------
Cash flows from operating activities:
   Income (loss) before equity in earnings of unconsolidated affiliates and
     extraordinary charge.....................................................   $(421,259)  $ 31,168    $  69,622
   Adjustments to reconcile income (loss) before equity in earnings of unconsolidated affiliates and extraordinary charge to net cash provided by operating activities:
       Impairment provision associated with assets of Businesses Held for Sale    342,960          --           --
       Capitalization of deferred policy acquisition costs....................   (128,592)   (109,482)     (98,140)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net......    123,310      91,902       63,588
       Increase (decrease) in policy liabilities and accruals and other
         policyholder funds...................................................     72,083      (1,644)      77,549
       Sales of trading securities............................................         --      29,914       56,004
       Other, net.............................................................      4,288      11,425      (16,476)
                                                                                 --------    --------    ---------
         Net cash provided (used) by operating activities.....................     (7,210)     53,283      152,147
                                                                                 --------    --------    ---------
Cash flows from investing activities:
   Cash and short-term investments acquired in acquisition of businesses,
      net of cash expended of $82,771, $--and $--in 1998, 1997 and 1996.......     91,492          --      (99,596)
   Purchases of fixed maturity securities held for investment.................         --          --      (27,000)
   Purchases of fixed maturity securities available for sale..................   (1,049,341) (993,768)    (920,430)
   Purchases of equity securities available for sale..........................     (5,391)    (27,776)      (8,398)
   Maturities of fixed maturity securities held for investment................         --          --       42,351
   Maturities of fixed maturity securities available for sale.................    304,122     439,938       81,538
   Sales of fixed maturity securities held for investment.....................         --          --        4,910
   Sales of fixed maturity securities available for sale......................    987,788     777,960      368,331
   Sales of equity securities available for sale..............................     32,062      23,121        5,328
   Acquisitions and originations of mortgage loans............................    (36,965)    (44,375)    (112,473)
   Sales of mortgage loans....................................................     20,867      13,643      151,972
   Principal collected on mortgage loans......................................     50,794      54,145       21,657
   Other, net.................................................................     21,203     (49,712)      75,915
                                                                                 --------    --------    ---------
         Net cash provided (used) by investing activities.....................    416,631     193,176     (415,895)
                                                                                 --------    --------    ---------
Cash flows from financing activities:
   Additional borrowings......................................................    203,000     250,000      177,161
   Issuance of common stock...................................................          3          --      155,450
   Issuance of preferred stock................................................         --          --      139,157
   Purchases of treasury stock................................................         --     (28,760)          --
   Reduction of notes payable.................................................   (126,839)   (100,570)    (330,624)
   Redemption of preferred stock..............................................         --     (14,705)          --
   Receipts from interest sensitive products credited to policyholders'
    account balances..........................................................    251,627     186,166      160,403
   Return of policyholders' account balances on interest sensitive products...   (605,757)   (461,888)    (365,554)
   Cash transferred on reinsurance ceded to an affiliate......................         --     (50,000)          --
   Other, primarily dividends, net............................................    (16,210)    (20,266)     (14,399)
                                                                                 --------    --------    ---------
         Net cash used by financing activities................................   (294,176)   (240,023)     (78,406)
                                                                                 --------    --------    ---------
         Net increase (decrease) in cash......................................    115,245       6,436     (342,154)
Cash and short-term investments at beginning of year..........................    109,013     102,577      444,731
                                                                                 --------    --------    ---------
Cash and short-term investments at end of year (including $131,531 of cash and short-term investments classified as assets of Businesses Held for
   Sale in 1998)..............................................................   $224,258    $109,013    $ 102,577
                                                                                 ========    ========    =========
Supplemental disclosures:
   Income taxes paid (refunded)...............................................   $  5,814    $ (1,554)   $  (4,992)
   Interest paid..............................................................     38,017      20,946       18,185
Non-cash financing activities:
   Redemption of Series C Preferred Stock.....................................   $ 22,227    $     --    $      --
   Securities issued in conjunction with acquisition..........................         --          --       14,999
   Debt assumed with acquisition..............................................    115,015          --           --
   Issuance of common stock associated with the acquisition of the Fickes
     and Stone Knightsbridge Interests........................................      8,500          --           --
   Other .....................................................................        261       1,281          948

           See accompanying Notes to Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life"); Peninsular Life Insurance Company ("Peninsular"); Professional Insurance Corporation ("Professional"); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company
("Constitution"), Union Bankers Insurance Company ("Union Bankers"), and Marquette National Life Insurance Company ("Marquette"); Security Life and Trust Insurance Company, formerly Integon Life Insurance Corporation ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life"); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX"), an internet service provider, UC Mortgage Corp. ("UC") and Cyberlink Development, Inc. ("Cyberlink").

         As a result of the Company's announcement of its decision to sell the Career Sales Division (the Career Sales Division is comprised of the operations of Penn Life, Peninsular, Union Bankers, Constitution and Marquette), KIVEX, Professional, United Life, UC, Cyberlink and Marketing One within a period not likely to exceed one year (see Note 3 and 16 of Notes to Consolidated Financial Statements), the assets and liabilities of the Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One (collectively the "Businesses Held for Sale") were reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" at December 31, 1998.

         The Retained Businesses includes the Payroll Sales Division (the Payroll Sales Division is comprised of AA Life and OLIC) and the Financial Services Division (the Financial Services Division is comprised of Southwestern Life and Security Life).

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except share amounts, are stated in thousands.

         The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB") and the American Institute of Certified Public Accountants ("AICPA"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, policy liabilities and accruals, present value of insurance in force, costs in excess of net assets acquired, the fair value of assets and liabilities classified as held for sale and deferred taxes. In addition, the Company must determine the requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. As additional information becomes available, or actual amounts are determinable, the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. In all instances, actual results could differ from estimates.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

         Fixed maturities and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income, capital or other economic factors. Changes in unrealized gains and losses related to securities available for sale are recorded as accumulated other comprehensive income, a separate component of shareholders' equity, net of applicable income taxes and amount attributable to deferred policy acquisition costs and present value of insurance in force related to universal life and accumulation products. Securities classified as trading securities are reported at fair value with realized gains and losses and changes in unrealized gains and losses included in the determination of net income as a component of other income. During 1997 and 1996, the Company carried a certain equity investment in an affiliate on the equity basis of accounting as a result of its percentage ownership and lack of voting control. Mortgage-backed fixed maturity securities held for investment or available for sale are amortized using the interest method including anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are recorded at cost, adjusted for amortization of premium or discount and provision for loan loss, if necessary. Policy loans, short-term investments, and other investments are recorded at cost.

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

         The Company regularly evaluates the carrying value of its investments based on current economic conditions, past credit loss experience and other circumstances. A decline in net realizable value that is other than temporary is recognized as a realized investment loss and a reduction in the cost basis of the investment. The Company discounts expected cash flows in the computation of net realizable value of its investments, other than certain mortgage-backed securities. In those circumstances where the expected cash flows of residual interest and interest only mortgage-backed securities, discounted at a risk-free rate of return, result in an amount less than the carrying value, a realized loss is reflected in an amount sufficient to adjust the carrying value of a given security to its estimated fair value.

         Realized investment gains and losses and declines in value which are other than temporary, determined on the basis of specific identification, are included in net income.

Accounts and Notes Receivable

         Accounts and notes receivable consist primarily of agents' balances and premiums receivable from agents and policyholders. Agents' balances are partially secured by commissions due to agents in the future and premiums receivable are secured by policy liabilities. An allowance for doubtful accounts is established, based upon specific identification and general provision, for amounts which the Company estimates will not ultimately be collected. During 1998 and 1997, the Company wrote off receivables totaling $1,960 and $6,605, respectively.

Intangible Assets

         During 1996, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." This accounting standard modified the methodology companies utilize to evaluate the carrying value of certain assets by requiring, among other things, companies evaluate assets at the lowest level at which identifiable cash flows can be determined.

         The Company continually monitors the recoverability of the carrying value of intangible assets using the methodology prescribed in SFAS No. 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Recoverability of these assets is determined by comparing the forecast undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, intangible assets are written down initially, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based upon discounted cash flows or appraised values, depending on the nature of the associated assets.

         During 1998, the Company recognized an aggregate $342,960 non-cash charge related to the fair value of consideration to be received upon disposition of certain operating companies which are aggregated for purposes of presentation of the Company's financial information as "assets and liabilities of Businesses Held for Sale."

         In accordance with SFAS No. 121, the Company recorded the impairment provision in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would likely receive for such businesses. The fair value of the consideration likely to be received has been primarily based upon the terms of definitive sales agreements.

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

Present Value of Insurance In Force

         The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest based upon the policy liability or contract rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $96,273 and $192,049 as of December 31, 1998 and 1997, respectively.

Costs in Excess of Net Assets Acquired

         Costs in excess of the fair value of net assets acquired are primarily amortized on a straight-line basis ranging from 5 to 30 years. Accumulated amortization was $31,024 and $44,606 as of December 31, 1998 and 1997, respectively. Unamortized costs in excess of net assets acquired in the amount of $22,792 were transferred to assets of Businesses Held for Sale in 1998 and $114,514 was written off in connection with the impairment provision.

         For each of the periods presented, the Company has made certain valuation determinations with respect to pre-acquisition contingencies or allocations. For the year ended December 31, 1998, the Company made a valuation determination with respect to preacquisition contingencies. The Company reduced tax liabilities and associated costs in excess of net assets acquired associated with the SW Financial and United Life acquisitions by $6,407 and $647, respectively, as a result of the Company resolving certain acquisition date contingencies.

         For the year ended December 31, 1997, the Company determined the following with respect to certain material acquisition contingencies or allocations: (i) the Company increased deferred tax assets and reduced associated costs in excess of net assets acquired associated with the Security Life acquisition by $19,600 as a result of the Company resolving certain acquisition date tax contingencies, (ii) the Company reduced both deferred tax liabilities and associated costs in excess of net assets acquired associated with the Marketing One acquisition by $1,100 as a result of the Company resolving certain acquisition date tax contingencies, and (iii) the Company reduced costs in excess of net assets acquired and increased certain mortgage loan values by $1,100, associated with the acquisition of United Life, as a result of final appraisals becoming available.

         For the year ended December 31, 1996, the Company determined the following with respect to certain material acquisition contingencies or allocations: (i) the Company incurred additional costs associated with the acquisition of United Life of $2,500, which resulted in a corresponding increase to costs in excess of net assets acquired, (ii) the Company decreased real estate and mortgage loan loss valuations of Security Life by $6,800, which resulted in a decrease in costs in excess of net assets acquired of $4,400 and deferred tax assets of $2,400, and (iii) the Company increased certain policy reserves of Security Life aggregating $10,000, which resulted in a corresponding increase to costs in excess of net assets acquired of $10,000.

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

         Policy and contract claims represent estimates of both reported claims and claims incurred but not reported based on experience. The Company has been closely monitoring the development of claims reserve experience for Penn Life. The methodology previously utilized has experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership. During 1998, the Company changed its methodology in recording these reserves. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations as a change in accounting estimate for 1998.

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

Treasury Shares

         Shares purchased are recorded at cost as a reduction of shareholders' equity. Shares abandoned by the associated shareholders are recorded at no cost.

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

Net Income (Loss) per Common Share

         Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) applicable to common shareholders by weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share represents the potential dilution that could occur if all convertible securities, warrants and stock options were exercised and converted into common stock, if the effect of doing so is dilutive. The diluted earnings per share calculation assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period.

         The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a new fair-value methodology, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Note 13 of the Notes to Consolidated Financial

Statements contains a summary of the pro forma effects to reported net income applicable to common stock and earnings per share for 1998, 1997 and 1996, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

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

Foreign Currency Translation

         The financial statement accounts of the Company's Canadian operations, which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as accumulated other comprehensive income, a separate component of shareholders' equity, and (ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each of the periods presented.

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

Accounting Pronouncements Not Yet Adopted

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. The Company is currently evaluating SFAS No.133 and has not determined its effect on the consolidated financial statements.

         In December 1997, the AICPA issued Statement of Position ("SOP") 97-3. SOP 97-3 provides: (1) guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, (2) guidance on how to measure the liability, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and (4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's present accounting methodology for guaranty fund and other reinsurance assessments substantially conforms to the requirements of this SOP.

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company is currently completing its evaluation of the financial impact as well as the changes to its related disclosures.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) ACQUISITIONS AND DISPOSITIONS

Acquisitions of SW Financial Controlling Interest, Knightsbridge Interests and United Life

         On January 2, 1998, following shareholder approval at the Company's 1997 annual meeting of shareholders, the Company consummated the acquisition, from KB Investment Fund I, LP (formerly Knightsbridge Capital Fund I, LP) (the "KB Fund") and Messrs. Steven W. Fickes, a former director and David J. Stone, a director of the Company, of their respective holdings of common stock and, in the case of the KB Fund, common stock warrants of SW Financial (collectively, the "SW Financial Controlling Interest") for an aggregate purchase price of $73,658 (not including acquisition expenses). The fair value of net assets acquired amounted to $45,520 resulting in $28,138 of costs in excess of net assets acquired which will be amortized over 30 years. As part of the acquisition of the SW Financial Controlling Interest on January 2, 1998, SW Financial Subordinated Notes in the amount of $40,000 previously purchased by the Company were reclassified to purchase consideration for SW Financial. The acquisition of the SW Financial Controlling Interest has been accounted for as a step purchase transaction in accordance with generally accepted accounting principles, and accordingly, fair values of assets and liabilities acquired have been determined as of January 2, 1998.

         On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, the Company consummated the acquisition of the interests of Messrs. Fickes and Stone in KB Management, KB Fund and KB Consultants LLC (formerly known as Knightsbridge Consultants LLC) (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $10,564 (not including acquisition expenses). Mr. Fickes will receive consideration in the form of estimated annual interest payments, ranging from $301 to $330, on April 15 each year through 2001 and will be issued 173,160 shares of the Company's Common Stock on April 15, 2001. Mr. Stone was issued his 173,160 shares in July 1998 which he pledged to financial institutions in connection with his appeal of a judgment awarded against him and his spouse. The fair value of net assets acquired amounted to ($1,701) resulting in $12,294 of costs in excess of net assets acquired which will be amortized over seven years. The acquisition of the Fickes and Stone Knightsbridge Interests has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, preliminary fair values of assets and liabilities acquired were recorded as of the acquisition date which became the new accounting basis.

         The Company acquired United Life in 1996 for a total purchase price of $110,056 including expenses incurred of $9,706 and earnings through the date of consummation of the acquisition of $3,608. The United Life acquisition has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, the fair value of net assets acquired amounted to $82,580 (as adjusted) resulting in $27,476 (as adjusted) of costs in excess of net assets acquired which will be amortized over 20 years.

Businesses Held for Sale

         On February 18, 1998, the Company announced it had engaged the investment banking firms Salomon Smith Barney, Inc. and Fox-Pitt, Kelton Inc. to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division and certain other non-strategic subsidiaries.

         The Career Sales Division is comprised in part of the operations of Penn Life. With the acquisition in January 1998 of SW Financial, the Company has integrated Union Bankers, Constitution and Marquette into the Career Sales Division.

         On December 31, 1998, the Company entered into a definitive agreement to sell the Career Sales Division and related assets to Universal American Financial Corp. ("Universal American"). The purchase price of $175,000 is subject to adjustment based on the capital and surplus of the Career Sales Division at the closing date. The purchase price consists of $136,000 in cash and $39,000 initial principal amount, subject to adjustment, of subordinated notes of Universal American. The subordinated notes will bear interest at a rate of 8.0% per annum and will mature ten years from date of issuance. The accreted value of the notes will be subject to offset in the event of adverse development (or subject to increase in the event of positive development) in the disability income reserves of PLIC and may be offset for other indemnification claims under the purchase and sale agreement. In addition, the Company is required under terms of the purchase and sale agreement to deliver the Career Sales Division and related assets with certain minimum levels of statutory capital and surplus, pay certain ongoing costs and other expenses which will result in the Company receiving net cash proceeds of approximately $70,000 to $78,000. For additional information concerning the disability insurance reserves of PLIC, see Note 8 of Notes to Consolidated Financial Statements.

         Also on December 31, 1998, the Company signed a definitive agreement to sell Professional. Professional, which previously was included in the Payroll Sales Division, provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. Pursuant to the purchase and sale agreement, Professional will be sold to GE Financial Assurance Holdings, Inc. ("GEFAH") for $47,500 in cash. The purchase price is subject to adjustment based on Professional's capital and surplus at the closing date. In addition, GEFAH will pay interest on the purchase price from December 31, 1998 to the date of settlement. The Company currently estimates receiving net cash proceeds for the Professional sale of approximately $40,000 to $41,500.

         On February 21, 1999, the Company signed a definitive agreement to sell United Life and its wholly-owned subsidiary, United Variable Services, Inc., to ING America Insurance Holdings, Inc. ("ING"). United Life, which previously was included in the Financial Services Division, principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. The sale of United Life to ING also includes the sale of UC, Cyberlink and certain assets of Marketing One. The aggregate purchase price consists of $152,000 and a dividend payable by United Life at closing, which the Company estimates will be approximately $2,100. The purchase consideration may be reduced as a result of the Company's obligation to purchase certain mortgages from United Life at closing. Additionally, a portion of the purchase price may be escrowed at closing to fund the Company's obligation to purchase additional mortgages from United Life after closing. United Life, including its subsidiary United Variable Services, Inc., UC, Cyberlink and certain assets of Marketing One are referred to herein collectively as the "United Life Assets." The Company anticipates receiving net cash proceeds from the sale of the United Life Assets of approximately $140,000.

         In the third quarter of 1998, the Company made the decision to sell KIVEX, an internet service provider. The Company has engaged the investment banking firm of ING Barings Furman Selz in this regard and is currently soliciting interest from prospective purchasers. To date, the Company has not entered into a definitive agreement to sell KIVEX. In addition, the Company has made the decision to sell Marketing One, excluding those assets included with the sale of United Life.

         Separate selected pro forma financial information is presented in Note 17 to illustrate the effects of the purchase of the SW Financial Controlling Interests and the Fickes and Stone Knightsbridge Interest as well as the sale of Businesses Held for Sale for the years ended December 31, 1998 and 1997.

(4) BUSINESS SEGMENT INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company defines its operating divisions based on the distribution channels of its products. The Company has three reportable operating segments: (i) Financial Services Division, which is based in Dallas, Texas, and markets life insurance and fixed annuities through independent general agents; (ii) Payroll Sales Division, which is based in Waco, Texas, and markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force and provides individual fixed benefit and life products through employer-sponsored payroll deduction programs; and (iii) Businesses Held for Sale.

         The Company's Chief Executive Officer evaluates performance of each segment based on profit or loss from operations excluding (i) restructuring costs, (ii) net gains on the sale of investments, (iii) impairment valuation associated with Businesses Held for Sale, (iv) interest expense, (v) income taxes and (vi) equity in earnings of unconsolidated subsidiaries. The accounting policies of segments are the same as those described in the summary of significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements). Segment data for 1997 and 1996 have been restated to conform to the 1998 presentation.

                                                                        1998           1997            1996
                                                                     -----------    -----------    -----------
     Premiums and policy product charges:
         Financial Services Division..............................   $   129,242    $    69,830    $    71,758
         Payroll Sales Division...................................        89,991         89,699         83,747
         Businesses Held for Sale (United States).................       194,995        141,834        149,808
         Businesses Held for Sale (Canada)........................        44,930         44,203         42,777
                                                                     -----------    -----------    -----------
                                                                     $   459,158    $   345,566    $   348,090
                                                                     ===========    ===========    ===========

     Net investment income:
         Financial Services Division..............................   $   183,618    $    90,787    $    94,185
         Payroll Sales Division...................................        39,046         38,161         36,023
         Businesses Held for Sale.................................       147,201        138,355         75,860
         Corporate................................................          (813)         5,934          4,666
                                                                     -----------    -----------    -----------
                                                                     $   369,052    $   273,237    $   210,734
                                                                     ===========    ===========    ===========

     Operating profit (loss):
         Financial Services Division..............................   $    23,206    $    27,756    $    39,156
         Payroll Sales Division...................................        (2,728)        23,960         22,796
         Businesses Held for Sale.................................       (18,323)        37,479         63,840
                                                                     -----------    -----------    -----------
                                                                     $     2,155    $    89,195    $   125,792
                                                                     ===========    ===========    ===========

     Amortization  of present  value of insurance  in force and deferred  policy acquisition costs:
         Financial Services Division..............................   $    26,122    $    19,468    $     9,996
         Payroll Sales Division...................................        37,977         24,271         13,078
         Businesses Held for Sale.................................        53,347         48,307         33,396
                                                                     -----------    -----------    -----------
                                                                     $   117,446    $    92,046    $    56,470
                                                                     ===========    ===========    ===========

     Total assets:
         Financial Services Division..............................   $ 2,823,007    $ 1,386,751    $ 1,529,821
         Payroll Sales Division...................................       695,777        751,261        732,871
         Businesses Held for Sale (United States).................     2,294,945      2,129,751      2,219,771
         Businesses Held for Sale (Canada)........................       126,859        181,768        183,500
                                                                     -----------    -----------    -----------
                                                                     $ 5,940,588    $ 4,449,531    $ 4,665,963
                                                                     ===========    ===========    ===========

                  (Remainder of Page Intentionally Left Blank)

     Reconciliations of segment data to the Company's consolidated data are as follows:

                                                                        1998           1997            1996
                                                                     -----------    -----------    -----------
     Total revenues:
         Segments--premiums and policy product charge.............   $   459,158    $   345,566    $   348,090
         Segments--net investment income..........................       369,052        273,237        210,734
         Other income.............................................        37,717         27,504         22,666
         Net gain from sale of investments........................        14,068         17,487          1,257
                                                                     -----------    -----------    -----------
                                                                     $   879,995    $   663,794    $   582,747
                                                                     ===========    ===========    ===========
     Income (loss) before taxes, equity in earnings of
        unconsolidated affiliates and extraordinary charge:
         Segments.................................................   $     2,155    $    89,195    $   125,792
         Corporate expenses and eliminations......................       (40,054)       (15,013)         2,109
         Impairment provision associated with
           assets of Businesses Held for Sale.....................      (342,960)            --             --
         Interest and amortization of deferred debt
           issuance costs.........................................       (42,960)       (23,355)       (18,579)
         Net gains on the sale of investments.....................        14,068         17,487          1,257
         Restructuring costs......................................       (14,877)       (16,771)            --
                                                                     -----------    -----------    -----------
                                                                     $  (424,628)   $    51,543    $   110,579
                                                                     ===========    ===========    ===========
     Total assets:
         Segments.................................................   $ 5,940,588    $ 4,449,531    $ 4,665,963
         Corporate and other......................................        90,813        274,604        143,360
                                                                     -----------    -----------    -----------
                                                                     $ 6,031,401    $ 4,724,135    $ 4,809,323
                                                                     ===========    ===========    ===========

(5) INVESTMENTS

         The amortized cost and fair value of investments in fixed maturities available for sale were as follows as of December 31:

                                                                                1998
                                                                        Gross         Gross
                                                      Amortized       Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses           Value
                                                         ----           -----         ------           -----
   Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $ 1,164,739     $    33,930    $     9,983    $ 1,188,686
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies.....      235,037          15,849          6,059        244,827
   Debt securities issued by foreign governments...       25,701           1,477             --         27,178
   Corporate securities............................    1,099,513          41,723         12,213      1,129,023
                                                     -----------     -----------    -----------    -----------
                                                     $ 2,524,990     $    92,979    $    28,255    $ 2,589,714
                                                     ===========     ===========    ===========    ===========

                                                                                1997
                                                                        Gross          Gross
                                                      Amortized      Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses           Value
                                                         ----           -----         ------           -----
 Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $ 1,242,805     $    46,157    $     1,313    $ 1,287,649
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies.....      135,255           7,551            120        142,686
   Debt securities issued by foreign governments...       66,635           7,188             12         73,811
   Corporate securities............................    1,173,820          49,164          8,148      1,214,836
                                                     -----------     -----------    -----------    -----------
                                                     $ 2,618,515     $   110,060    $     9,593    $ 2,718,982
                                                     ===========     ===========    ===========    ===========

         The amortized cost and fair value of fixed maturities available for sale as of December 31, 1998, by contractual maturity, are shown below:

                                                              Amortized        Fair
                                                                Cost           Value
                                                                ----           -----
  Due in one year or less ...............................   $      57,449  $      57,946
  Due after 1 through 5 years ...........................         404,727        413,521
  Due after 5 through 10 years ..........................         439,041        453,840
  Due after 10 years ....................................         459,034        475,721
  Mortgage-backed securities, principally
     obligations of U.S. Government agencies.............       1,164,739      1,188,686
                                                            -------------  -------------
                                                            $   2,524,990  $   2,589,714
                                                            =============  =============

         Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Included in fixed maturities available for sale as of December 31, 1998 and 1997, are below investment-grade securities with an amortized cost of $177,263 and $165,511 and a fair value of $163,252 and $167,518, respectively.
Included in fixed maturities available for sale as of December 31, 1998, are unrated securities with an amortized cost of $18,211 and a fair value of $18,239. Included in fixed maturities available for sale as of December 31, 1997 are unrated securities with an amortized cost and a fair value of $26,563.

         As of December 31, 1998, net unrealized appreciation in equity securities available for sale of $27 consisted of gross unrealized gains of $27. As of December 31, 1997, net unrealized appreciation in equity securities available for sale of $173 consisted of gross unrealized gains of $242, less gross unrealized losses of $69.

         The Company's commercial and residential mortgage portfolios had net carrying values $36,882 and $240,879, respectively, and, fair values of approximately $38,865 and $248,052, respectively, as of December 31, 1998 and 1997.

         As of December 31, 1998, commercial and residential mortgage loan investments were concentrated in the following states:

                                                                          Percent of Total
                                                        Carrying Value     Carrying Value
                                                        --------------    ----------------
 Texas...............................................     $   17,885             48.5%
 North Carolina......................................          7,730             21.0
 Kansas..............................................          2,250              6.1
 Illinois............................................          1,926              5.2
 Nevada..............................................          1,805              4.9
 Alabama.............................................          1,604              4.3
 All other (less than 4% individually)...............          3,682             10.0
                                                          ----------            -----
                                                          $   36,882            100.0%
                                                          ==========            =====

         Investments with a carrying value of $146,385 and $68,219 were on deposit with certain regulatory authorities as of December 31, 1998 and 1997, respectively.

         Realized, and changes in unrealized gains and losses on investments were as follows for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
     Realized gains (losses) on dispositions of investments:
       Securities held for investment:
         Gross gains from sales........................................  $        --  $        --  $        --
         Gross losses from sales.......................................           --           --          (28)
         Net gains (losses) from redemptions...........................           --           --         (105)
                                                                         -----------  -----------  -----------
                                                                                  --            --        (133)
       Securities available for sale:
         Gross gains from sales........................................       20,509       22,076        2,562
         Gross losses from sales.......................................       (5,960)      (6,186)      (1,800)
         Net gains (losses) from redemptions...........................            3           --         (166)
                                                                         -----------  -----------  -----------
                                                                              14,552       15,890          596
                                                                         -----------  -----------  -----------
       Mortgage loans..................................................       (6,545)        (284)         794
       Other investments...............................................        6,061        1,881           --
                                                                         -----------  -----------  -----------
           Net realized gains..........................................  $    14,068  $    17,487  $     1,257
                                                                         ===========  ===========  ===========
     Change in unrealized gains (losses):
       Securities held for investment..................................  $        --  $    (2,429) $     2,441
                                                                         ===========  ===========  ===========
       Securities available for sale...................................  $   (27,038) $    44,627  $   (18,250)
       Securities available for sale of unconsolidated affiliate.......           --       24,277       (6,045)
       Less effect on other balance sheet accounts:
         Value of business acquired, deferred acquisition costs and other,
           principally unearned revenue on interest sensitive products.       13,270      (26,842)      12,178
         Deferred income taxes (benefits)..............................        4,818       (6,490)       1,828
                                                                         -----------  -----------  -----------
           Net change in unrealized gains..............................  $    (8,950) $    35,572  $   (10,289)
                                                                         ===========  ===========  ===========
     Trading portfolio:
       Net gains (losses) from sales...................................  $        --  $      (142) $     4,930
       Net change in unrealized gains (losses).........................           --        1,258       (3,626)
                                                                         -----------  -----------  -----------
           Total net trading gains ....................................           --  $     1,116  $     1,304
                                                                         ===========  ===========  ===========

         Major categories of net investment income consisted of the following for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
     Fixed maturity securities.........................................  $   310,798  $   231,867  $   169,847
     Mortgage loans on real estate ....................................       27,773       26,498       11,888
     Policy loans .....................................................       16,235        9,037        8,409
     Short-term investments ...........................................        9,016        6,366       12,966
     Other investments.................................................       13,553        9,177       13,100
                                                                         -----------  -----------  -----------
       Gross investment income ........................................      377,375      282,945      216,210
     Less: investment expenses.........................................        8,323        9,708        5,476
                                                                         -----------  -----------  -----------
       Net investment income ..........................................  $   369,052  $   273,237  $   210,734
                                                                         ===========  ===========  ===========

         The  Retained  Businesses  had  non-income  producing   investments  at
December 31, 1998 with an amortized cost and fair value as follows:

                                                                         Amortized        Fair
                                                                           Cost           Value
                                                                           ----           -----
 Fixed maturities..................................................     $    6,762     $       605
 Mortgage loans....................................................          5,018           5,018
 Other investments.................................................          6,630           6,630
                                                                        ----------     -----------
                                                                        $   18,410     $    12,253
                                                                        ==========     ===========

(6) SOUTHWESTERN LIFE INVESTMENT

         On December 14, 1995, SW Financial (see Notes 18 and 19 of the Notes to Consolidated Financial Statements) purchased SW Life, Union Bankers and certain other related assets from I.C.H. Corporation for $260,000.

         Through its initial direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owned, at December 31, 1997 and 1996, 74.8% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 14.3% of SW Financial's voting common stock, and 100% of SW Financial preferred stock. PennCorp is also a 16.3% limited partner in KB Fund. As a result, the Company had an economic interest in SW Financial aggregating 78.0 percent. Retained earnings of the Company included undistributed earnings of SW Financial aggregating $40,919 and $21,947 as of December 31, 1997 and 1996, respectively.

         On August 5, 1997, the Company purchased $40,000 of SW Financial Notes from the liquidating trust for the creditors of ICH Corporation, SW Financial's former parent. SW Financial had issued the SW Financial Notes as part of the acquisition consideration paid to the liquidating trust. The SW Financial Notes were purchased by the Company at par and were included in other investments as of December 31, 1997. Interest due under the SW Financial Notes is currently set at 7.0%, per annum.

         On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 3 of the Notes to Consolidated Financial Statements).

                  (Remainder of Page Intentionally Left Blank)

         The Company accounted for its investment in SW Financial utilizing the equity method for the years ended December 31, 1997 and 1996. The consolidated condensed results of operations for the years ended December 31, 1997 and 1996 and financial position of SW Financial at December 31, 1997, are provided below:

                                                                                   For the years ended
                                                                                       December 31,
                                                                                   1997           1996
                                                                                ----------     -----------
         Revenues:
         Policy revenues.....................................................   $  145,818     $   196,912
         Net investment income...............................................      126,427         128,692
         Other income (including limited partnership
           distributions of $15,811 in 1996).................................       16,039          27,439
         Net gains from the sale of investments..............................        1,841             516
                                                                                ----------     -----------
                Total revenues...............................................      290,125         353,559
                                                                                ----------     -----------
         Benefits and expenses:
         Claims incurred.....................................................      201,385         211,460
         Change in liability for future policy benefits and
           other policy benefits.............................................      (35,103)        (13,616)
         Insurance and other operating expenses..............................       66,319          92,632
         Interest and amortization of deferred debt issuance costs...........       13,773          14,052
                                                                                ----------     -----------
              Total benefits and expenses....................................      246,374         304,528
                                                                                ----------     -----------
         Income before income taxes..........................................       43,751          49,031
           Income taxes......................................................       16,416          18,149
                                                                                ----------     -----------
         Net income .........................................................       27,335          30,882
           Preferred stock dividend requirements.............................        3,012           2,754
                                                                                ----------     -----------
         Net income applicable to common stock...............................   $   24,323     $    28,128
                                                                                ==========     ===========

                                                                                               December 31,
                                                                                                  1997
                                                                                                  ----
         Assets:
         Invested assets.....................................................................  $ 2,026,768
         Insurance assets....................................................................      114,395
         Other assets........................................................................      283,717
                                                                                               -----------
         Total assets........................................................................  $ 2,424,880
                                                                                               ===========

         Liabilities and Shareholders' Equity:
         Insurance liabilities...............................................................  $ 1,942,214
         Long-term debt......................................................................      154,750
         Other liabilities...................................................................       98,509
         Redeemable preferred stock..........................................................       36,891
         Shareholders' equity................................................................      192,516
                                                                                               -----------
           Total liabilities and shareholders' equity .......................................  $ 2,424,880
                                                                                               ===========

(7) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE

         Information relating to deferred policy acquisition costs is as follows for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
       Balance as of January 1.........................................  $   310,117  $   252,428  $   185,570
       Policy acquisition costs deferred:
         Commissions...................................................       86,441       59,238       49,775
         Underwriting and issue costs .................................       42,151       50,244       48,365
         Addition due to acquisition, including $171 of unrealized loss       30,606           --           --
                                                                         -----------   ----------   ----------
                                                                             469,315      361,910      283,710
       Policy acquisition costs amortized .............................      (79,291)     (44,323)     (30,744)
       Unrealized investment loss adjustment ..........................       (1,213)      (2,344)        (461)
       Foreign currency translation adjustment ........................       (1,038)      (1,482)         (77)
       Reduction due to sale of blocks of business.....................       (4,129)      (3,644)          --
       SFAS No. 121 impairment for Businesses Held for Sale............     (191,595)          --           --
       Amounts transferred to assets of Businesses Held for Sale.......      (52,341)          --           --
                                                                         -----------  -----------  -----------
         Balance as of December 31.....................................  $   139,708  $   310,117  $   252,428
                                                                         ===========  ===========  ===========

         As a part of the purchase accounting for the Company's acquisitions, a present value of insurance in force is established which represents the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the actuarially determined present value of the projected cash flows from the acquired policies, discounted at an appropriate risk rate of return.

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

         Expected future cash flows used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. Variances from original projections, whether positive or negative, are included in income as they occur and will affect the present value of insurance in force amortization rates for insurance products accounted for under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments." To the extent that these variances indicate that future cash flows will differ from those included in the original scheduled amortization of the present value of insurance in force, future amortization may be adjusted. Recoverability of the present value of insurance in force is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.

         Information related to the present value of insurance in force is as follows:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
     Balance as of January 1 ..........................................  $   263,889  $   339,010  $   283,106
     Addition due to acquisition, including $1,235 of unrealized loss..       58,564           --       69,077
     Accretion of interest ............................................        4,693       20,371       27,205
     Amortization .....................................................      (42,848)     (68,094)     (52,931)
     Transfer to unconsolidated affiliate pursuant to
       reinsurance transaction.........................................           --       (2,291)          --
     SFAS No. 121 impairment for Business Held for Sale................      (98,164)          --           --
     Unrealized investment gain (loss) adjustment .....................       14,025      (24,444)      12,582
     Foreign currency translation adjustment ..........................         (333)        (663)         (29)
     Amounts transferred to assets of Businesses Held for Sale.........      (25,987)          --           --
     Reduction due to sale of block of business and other..............       (3,110)          --           --
                                                                         -----------  -----------  -----------
       Balance as of December 31 ......................................  $   170,729  $   263,889  $   339,010
                                                                         ===========  ===========  ===========

         Expected gross amortization of the present value of insurance in force, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 3.5 to 14.5 percent, for the next five years is as follows:

                                                  Beginning        Gross         Accretion         Net
                                                   Balance     Amortization    of Interest    Amortization
                                                   -------     ------------    -----------    ------------
 1999..........................................   $ 170,729      $  27,757      $   8,827       $ 18,930
 2000..........................................     151,799         25,078          7,951         17,127
 2001..........................................     134,672         22,372          7,187         15,185
 2002..........................................     119,487         20,347          6,477         13,870
 2003..........................................     105,617         18,653          5,821         12,832

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

         The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525,445 and $504,562 as of December 31, 1998 and 1997, respectively. If developing trends were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Type of management actions would likely include, but not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the treat of litigation. The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

         Total future policy benefits consist of the following as of December 31, 1998 and 1997:

                                                                           1998           1997
                                                                        ----------     -----------
 Future policy benefits on traditional products:
   Traditional life insurance contracts..............................   $  671,637     $   527,078
   Health............................................................       10,824          40,628
   Unearned premiums.................................................          730          13,359
                                                                        ----------     -----------
                                                                           683,191         581,065
 Interest sensitive products:
   Universal life....................................................    1,441,912       1,968,548
   Annuities.........................................................      634,370         527,507
                                                                        ----------     -----------
                                                                         2,076,282       2,496,055
 Policy and contract claims:
   Health............................................................       13,073         119,157
   Life and other....................................................       25,245          24,177
   Other policyholder funds..........................................       69,247          69,471
                                                                        ----------     -----------
      Total future policy benefits...................................   $2,867,038     $ 3,289,925
                                                                        ==========     ===========

         The following table presents information on changes in the liability for health claims for the years ended December 31:

                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------
         Claim liability as of January 1..........................   $   125,005  $   130,392  $   127,078
           Less reinsurance recoverables..........................         5,848        2,242        1,372
                                                                     -----------  -----------  -----------
              Net balance as of January 1.........................       119,157      128,150      125,706
                                                                     -----------  -----------  -----------
         Addition due to acquisition..............................        26,229           --        1,079
                                                                     -----------  -----------  -----------
         Add claims incurred during the year related to:
           Current year...........................................       116,170       60,727       63,673
           Prior years............................................        31,545        6,344       (6,816)
                                                                     -----------  -----------  -----------
              Total claims incurred...............................       147,715       67,071       56,857
                                                                     -----------  -----------  -----------
         Less claims paid during the year related to:
           Current year...........................................        57,370       28,268       19,057
           Prior years............................................        65,736       47,796       36,435
                                                                     -----------  -----------  -----------
              Total claims paid...................................       123,106       76,064       55,492
                                                                     -----------  -----------  -----------
         Less reduction for liabilities of Business Held for Sale.       156,922           --           --
                                                                     -----------  -----------  -----------
         Net balance as of December 31............................        13,073      119,157      128,150
           Plus reinsurance recoverables..........................         1,390        5,848        2,242
                                                                     -----------  -----------  -----------
              Claim liability as of December 31...................   $    14,463  $   125,005  $   130,392
                                                                     ===========  ===========  ===========

         As a result of changes in methodology (described below) and estimates of insured events in prior years, the liability for health policy and contract claims increased net of reinsurance by $31,545 in 1998 and $6,344 in 1997 and decreased, net of reinsurance by $6,816 in 1996.

         The Company has been closely monitoring the development of claims reserve experience associated with its Career Sales Division. The methodology previously utilized has experienced, what appears to be, a deterioration of the adequacy of its claims reserves associated with disability income products sold prior to the Company's ownership. During 1998, the Company changed its methodology in recording these reserves. As a result of the trends and change in methodology the Company increased claims reserves estimates for the Career Sales Division by $25,000. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations as a change in accounting estimate for the year ended December 31, 1998.

(9) NOTES PAYABLE

         The outstanding principal amounts of the notes payable consist of the following as of December 31:

                                                                                  1998             1997
                                                                                ----------      -----------

       Unsecured 9 1/4% Senior Subordinated Notes due 2003(a)................   $  114,646      $   114,646
       Revolving Bank Credit Facility maturing 2002(b).......................      434,000          242,000
       Other.................................................................        2,277            3,109
                                                                                ----------      -----------
                                                                                $  550,923      $   359,755
                                                                                ==========      ===========

       --------------
       (a) Interest costs under the Unsecured 9 1/4% Senior Subordinated Notes due 2003 (the "Notes") totaled $10,622, $11,461 and $13,545 during
           1998, 1997 and 1996, respectively. As of December 31, 1998, the effective rate for the Notes was approximately 9 1/4%.
       (b) Interest costs under the $450,000 revolving credit facility totaled $30,680 and $9,188 during 1998 and 1997. The effective rate of interest as of December 31, 1998 was approximately 8.4%, including facility fees of 0.75% as of December 31, 1998. During 1997 and 1996, the Company had a $175,000 revolving credit facility for which it incurred interest costs of $1,855 and $1,558, respectively.

         The aggregate maturities of notes payable during each of the five years after December 31, 1998, are as follows: 1999, $726; 2000, $728; 2001, $434,666;
2002, $157; and 2003, $114,646.

         Covenants and Liquidity. The Notes and the revolving bank credit agreement (the "Bank Credit Facility") impose certain covenants on the Company, including covenants restricting the amount of additional indebtedness the Company may incur, limit its ability to engage in future acquisitions and certain other business transactions, and the amount of dividends the Company may declare and pay (see Note 12 of Notes to Consolidated Financial Statements), and requires the Company to maintain specified financial ratios and meet specified financial tests. At December 31, 1998, the Company and its subsidiaries were either in compliance with or had received waivers from all applicable covenants.

         On March 30, 1999, the Company entered into an amendment (the "amendment") to its existing Bank Credit Facility. The amendment provides for additional covenants and revises certain financial covenants to the Bank Credit Agreement. In addition, the amendment changes the maturity date of the Bank Credit Facility to May 2000. Significant additional covenants include the requirement for the Company to repay indebtedness at specified dates and amounts throughout 1999, based upon anticipated dates and cash proceeds to be received from the consummation of the Career Sales Division, Professional and the United Life Asset sales. The timing and required debt reduction follows:

                 Date                          Amount
                 ----                          ------

             April 30, 1999                 $    40,000
             May 31, 1999                       127,000
             June 30, 1999                       70,000

         The Company's ability to meet the debt reduction covenants of the Bank Credit Facility is dependent on being able to consummate the sales of Career Sales Division, Professional and the United Life Assets (see Note 3 to Notes to Consolidated Financial Statements) to generate sufficient cash proceeds. Failure to consummate such transactions could result in action from ratings agencies, state regulatory agencies, and/or creditors. Based upon current conditions and circumstances, management intends and believes the Company has the ability to consummate such sales to generate sufficient cash proceeds to meet the covenants.

         The amendment requires the Company to work with the bank group on aggregating cash at the parent company level, provide information on asset sale transactions, obtain the bank's consent to the potential sale of KIVEX and meet certain cash flow payment requirements from the Surplus Note Companies on specified dates. In addition, the amendment eliminates the Company's ability to pay dividends on its common and preferred stock and severely limits ability of the Company to effectuate the sale of capital securities or to borrow funds available under the Bank Credit Facility. With respect to borrowings, the Company may only borrow funds, up to $7,000, for the payment of interest under the Bank Credit Facility and the Notes subject to certain restrictions. Upon consummation of the Career Sales Division divestiture, the commitment will be reduced to $5,000. Finally, the amendment modifies pricing spreads, fees and other costs associated with the Bank

Credit Facility.  Total  annualized  interest and associated costs with the Bank
Credit   Facility  are  expected  to  exceed  LIBOR  based  borrowing  rates  by approximately 400 basis points.

     Projected Cash Sources and Uses in 1999. During 1999, the Company anticipates receiving approximately $25,200 in the form of principal and interest payments or dividends and tax sharing payments for the Surplus Note Companies as a result of the ordinary dividend flow from the Surplus Notes Companies insurance subsidiaries. In addition, the Company anticipates receiving principal payments under the surplus debentures as a result of the sales of the Career Sales Division, Professional and the United Life Assets by the Surplus Note Companies. Total cash proceeds anticipated by the Company from such sales aggregates approximately $258,500. The Company anticipates utilizing $237,000 to repay indebtedness and the remainder of such proceeds to fund interest costs and operating expenses of the parent company.

     The Company's ability to receive principal and interest payments above $25,200 under the surplus notes is contingent upon the Company's ability to consummate each of the sales transactions of the Businesses Held for Sale currently under contract. The Company has currently estimated net cash proceeds after required debt reduction under the Company's Bank Credit Facility of $21,100. Such liquidity is necessary for the Company to fund interest payments under the Bank Credit Facility and the notes and to fund operating expenses of the Company. Though the Company has the obligation to consummate the sales of the Businesses Held for Sale and to prepay the loans to certain covenanted levels, the Company may not have the requisite ability to effectuate the sale as a result of the restrictive covenants contained in the Amended Bank Credit Facility. The accessibility of the cash proceeds of the Businesses Held for Sale are the subject of regulatory approval. While certain regulatory filings with respect to the sale of the Businesses Held for Sale have been made, not all filings have been so made and the final structure by which such proceeds will be upstreamed to the Company have not yet been finalized. The Amended Credit Agreement provides that the Company and its subsidiaries are limited from entering into certain mergers, consolidations, amalgamations, liquidations, winding up or dissolutions, incurring certain indebtedness and liabilities, making disposition, prepaying certain indebtedness, declaring dividends, or issuing, redeeming, purchasing, retiring, exchanging or converting capital securities, in each case with very limited or scheduled exceptions. While the Company believes it has scheduled or otherwise provided for a great majority of the possible combinations it will take to effectively upstream the cash proceeds of the sales of the Businesses Held for Sale, it is not possible to foresee all combinations. Accordingly, the mechanism to upstream to the Company the necessary cash to pay the covenanted prepayment under the Amended Credit
Agreement may be subject to the approval of the majority banks which, if not given, would result in an event of default under the Amended Bank Credit Agreement. Should the sale transactions not close within specified time periods, the Company may face difficulty in meeting its existing and estimated cash obligations and would be in default of certain covenants under the Bank Credit Facility.

     The net proceeds available to the Company from the asset sales may vary significantly from current estimates as a result of (i) minimum levels of statutory capital and surplus required to be delivered at closing for certain insurance subsidiaries, (ii) amounts to be held in escrow, (iii) valuation of certain consideration to be received by the Company, (iv) the timing of the closing and (v) various indemnification obligations included in each purchase and sale agreement. Specifically, the purchase and sale agreement for the Career Sales Division requires the purchaser to be satisfied with disability claims reserve liabilities and other active life reserves. The Company has engaged an actuarial consulting firm to provide analysis to the purchaser regarding such reserves. The Company is aware of potential deficiencies aggregating approximately $16,200 in the statutory determination of disability claims reserves that will likely impact the total consideration the Company is to receive. The Company and the purchaser have not engaged in discussions to resolve the disability claims reserve issue. In addition, the purchase and sale agreement for the United Life Assets requires the Company to purchase certain residential mortgage loans from United Life, should the loans not meet specified criteria under the purchase and sale agreement or should United Life not be able to provide clear title to the loans. The residential loans are part of a servicing agreement with United Companies Financial Corporation, the "servicer," which has recently filed for bankruptcy. The servicer currently maintains within its control all applicable loan documents. Should the Company be unable to obtain satisfactory control of all of the applicable documents, the Company's anticipated net proceeds from the United Life Asset sale could be reduced by approximately $12,600. Such reduction would have a material impact on the liquidity of the Company.

     As a result of these anticipated actions, management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements for 1999. However, there can be no assurances actual liquidity sources will develop as currently projected. In the event of a shortfall of actual liquidity sources, the Company will explore options to generate any necessary liquidity such as: (i) the sale of non-strategic subsidiaries, (ii) obtain regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time) and (iii) borrowing on a secured basis. If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

         Extraordinary Charges. For the year ended December 31, 1998, the Company realized an after-tax extraordinary charge of $1,671 which represents the write-off of the deferred financing costs associated with the refinance of a SW Financial existing note that the Company assumed as a part of the acquisition of SW Financial Controlling Interest.

         For the year ended December 31, 1996, the Company realized an after-tax extraordinary charge of $2,372. The charge represents (i) the write-off of $816 of deferred financing costs related to the retirement of certain indebtedness of the Company and its subsidiaries, and (ii) the write-off of $1,556 of deferred financing, swap cancellation and other costs related to the repurchase of approximately $35,354 in principal amount of the Notes.

(10) INCOME TAXES (BENEFITS)

         The Company and a number of its non-insurance subsidiaries file a consolidated federal income tax return. Marketing One and its subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file federal income tax returns with either PLAIC, or Pioneer Security, or Constitution as the parent of the particular consolidated life insurance company tax group.

         Total income taxes (benefits) were allocated as follows for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
       Income (loss) before income taxes, equity in earnings of
         unconsolidated affiliates and extraordinary charge............  $    (3,369) $    20,375  $    40,957
       Extraordinary charge............................................         (900)          --       (1,277)
                                                                         -----------  -----------  -----------
                                                                         $    (4,269) $    20,375  $    39,680
                                                                         ===========  ===========  ===========

         The provisions for income tax expense (benefit)  attributable to income
(loss) before income taxes, equity in earnings of unconsolidated affiliates and extraordinary charge are as follows for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
     Current U.S.......................................................  $   (12,031) $     3,775  $    (1,285)
     Current foreign...................................................          778        3,598        2,319
     Deferred U.S......................................................       10,108       10,984       35,482
     Deferred foreign..................................................       (2,224)       2,018        4,441
                                                                         -----------  -----------  -----------
       Income tax expense (benefit)....................................  $    (3,369) $    20,375  $    40,957
                                                                         ===========  ===========  ===========

         Taxes (benefits) computed using the federal statutory rate of 35% are reconciled to the Company's actual income tax expense (benefit) attributable to income (loss) before extraordinary charge as follows for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
     Tax expense (benefit) computed at statutory rate..................  $  (148,620) $    18,040  $    38,702
     Dividends received deduction......................................         (268)      (1,450)        (977)
     Amortization of costs in excess of net assets acquired............        3,678        3,341        3,040
     Impairment on assets held for sale................................      116,886           --           --
     Change in valuation allowance.....................................       23,492         (525)      (1,265)
     Foreign taxes net of U.S. tax benefit.............................         (181)         263        1,507
     Other.............................................................        1,644          706          (50)
                                                                         -----------  -----------  -----------
       Income tax expense (benefit)....................................  $    (3,369) $    20,375  $    40,957
                                                                         ===========  ===========  ===========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of December 31:

                                                                    1998                       1997
                                                        ---------------------------  -------------------------
                                                          Deferred      Deferred     Deferred       Deferred
                                                             Tax           Tax         Tax            Tax
                                                           Assets      Liabilities   Assets        Liabilities
                                                        ----------     -----------   ----------    -----------
       Deferred policy acquisition costs..............  $       --     $   21,536    $       --    $   90,151
       Present value of insurance in force............          --         55,248            --        74,192
       Future policy benefits.........................     106,212             --        62,131            --
       Net operating losses...........................      41,081             --        38,584            --
       Foreign and alternative minimum tax credits....          --             --        22,851            --
       Unrealized gain on investment securities.......          --         16,890            --        20,140
       Other..........................................      35,762             --        19,133         1,593
                                                        ----------     ----------    ----------    ----------
                                                           183,055         93,674       142,699       186,076
       Valuation allowance............................     (44,784)            --       (10,367)           --
                                                        ----------     ----------    ----------    ----------
                                                        $  138,271     $   93,674    $  132,332    $  186,076
                                                        ==========     ==========    ==========    ==========

         The valuation allowance for deferred tax assets as of December 31, 1998 and 1997, was $44,784 and $10,367, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997, was an increase (decrease) of $23,492 and ($5,525) (including $5,000 that was used in 1997 to reduce costs in excess of net assets acquired), respectively. The 1998 increase in valuation allowance is largely attributable to deferred tax assets resulting from net operating losses generated by the Company's non-life members. During 1997, an additional $14,635 increase to the deferred tax asset was used to reduce costs in excess of net assets acquired related to the Security Life acquisition as acquisition date tax contingencies were resolved.

         In assessing the realization of deferred taxes, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon those considerations, management has established a valuation allowance for all net deferred tax assets associated with the non-life insurance members of its group. Management believes it is more likely than not that the Company will realize the remaining benefits of these deductible differences, net of the existing valuation allowance as of December 31, 1998.

         The Company's recording of an impairment provision associated with the Businesses Held for Sale results in a reduction in deferred tax liabilities of $95,137 related to such assets.

         As of December 31, 1998, the Company has life consolidated net operating loss carryforwards of approximately $97,362 for tax return purposes, of which $47,813 relates to Retained Businesses, which, if not utilized will begin to expire in 2005. The Company has life consolidated capital loss carryforwards of approximately $7,516 of which, $5,792 relates to Retained Businesses, which, if not utilized, will expire in 2001. In addition, OLIC and Peninsular have available, on a separate return basis, acquired net operating loss carryforwards of approximately $10,417. The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) the life insurance group's consolidated taxable income or (ii) the subsidiary's taxable income computed on a separate return basis. The acquired net operating loss carryforwards will expire in 2004 and 2005.

         As of December 31, 1998, the Company has non-life consolidated net operating loss carryforwards of approximately $60,860 for tax purposes which, if not utilized, will begin to expire in 2012.

         Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed to life insurance companies for federal income tax purposes. These special deductions were repealed by the Tax Reform Act of 1984, and the untaxed balances were frozen at their December 31, 1983 levels. These balances aggregate approximately $42,301 for the Company's life insurance subsidiaries and are subject to taxation if certain levels of premium income or life insurance reserves are not maintained, or if the life insurance companies make excess distributions to shareholders. In addition, on February 1, 1999, the Clinton administration released its Fiscal Year 2000 Budget which included a revenue raising provision that would require life insurance companies to include the balance of these special deductions in income over a ten year period as of the beginning of the first taxable year starting after the date of enactment. At this time, it is uncertain whether this provision will be included in any legislation proposed by Congress, and if included, whether such provision would be enacted into law. As it is not currently considered likely that a tax would become due on any such balances, no deferred income taxes have been provided. However, if such tax were to become payable, it would amount to approximately $14,805.

         The 1996 consolidated life return of Constitution and its subsidiaries is currently under examination by the Internal Revenue Service. Tax years prior to 1996 are closed by statute to examination for the Constitution consolidated life insurance company tax group. The ultimate effect of the current examination is not known at this time.

(11) COMPUTATION OF EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of net income (loss) applicable to common stock as well as common stock used to compute basic and diluted earnings
(loss) per share for the years ended December 31:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
Reconciliation of net income (loss) applicable to common stock:
  Basic net income (loss) applicable to common stock:
     Net income (loss) applicable to common stock before
       extraordinary charge............................................  $  (439,532) $    30,607  $    76,013
         Redemption of Series C Preferred Stock........................       (1,913)          --           --
                                                                         -----------  -----------  -----------
                                                                            (441,445)      30,607       76,013
         Extraordinary charge..........................................       (1,671)          --       (2,372)
                                                                         -----------  -----------  -----------
                                                                         $  (443,116) $    30,607  $    73,641
                                                                         ===========  ===========  ===========
Diluted net income (loss) applicable to common stock:
     Net income (loss) applicable to common stock before
       extraordinary charge............................................  $  (439,532) $    30,607  $    76,013
         Redemption of Series C Preferred Stock........................       (1,913)          --           --
                                                                         -----------  -----------  -----------
                                                                            (441,445)      30,607       76,013
         Common stock equivalents:
           Convertible preferred stock dividend requirements...........           --           --       11,788
                                                                         -----------  -----------  -----------
                                                                            (441,445)      30,607       87,801
         Extraordinary charge..........................................       (1,671)          --       (2,372)
                                                                         -----------  -----------  -----------
                                                                         $  (443,116) $    30,607  $    85,429
                                                                         ===========  ===========  ===========

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
Common stock used to compute basic and diluted earnings (loss) per share:
Basic:

     Shares outstanding beginning of period............................       28,860       28,648       22,880
     Common stock issuance:
       Issuance of 5,131 common shares on March 5, 1996................           --           --        4,232
       Acquisition of United Life (483,839 common shares)..............           --           --          212
     Incremental shares applicable to Stock Warrants/Stock Options.....          374          143           74
     Acquisition of the Fickes and Stone Knightsbridge Interests.......          346           --           --
     Redemption of Series C Preferred Stock............................          521           --           --
     Treasury shares...................................................       (1,010)        (775)        (190)
                                                                         -----------  -----------  -----------
                                                                              29,091       28,016       27,208
                                                                         ===========  ===========  ===========
Diluted:
     Shares outstanding beginning of period............................       28,860       28,648       22,880
     Common stock issuance:
       Issuance of 5,131 common shares on March 5, 1996................           --           --        4,232
       Acquisition of United Life (483,839 common shares)..............           --           --          212
     Incremental shares applicable to Stock Warrants/Stock Options.....          374          772        1,347
     Acquisition of the Fickes and Stone Knightsbridge Interests.......          346           --           --
     Redemption of Series C Preferred Stock............................          521           --           --
     Treasury shares...................................................       (1,010)        (775)        (190)
     Conversion of $3.375 Convertible Preferred Stock at a rate of
       2.2123 common shares to 1 preferred share.......................           --           --        5,088
     Conversion of $3.50 Series II Convertible Preferred Stock at a
       rate of 1.4327 common shares to 1 preferred share...............           --           --        1,704
                                                                         -----------  -----------  -----------
                                                                              29,091       28,645       35,273
                                                                         ===========  ===========  ===========

(12) COMMON AND PREFERRED STOCK

         At December 31, 1998 the Company had 100,000,000 shares of $.01 par value common stock authorized and 30,072,344 shares issued and outstanding. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

         A portion of the consideration for the acquisition of the Fickes and Stone Knightsbridge Interests included 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3 and $8,497, respectively, for the year ended December 31, 1998. Common shares due Mr. Stone were issued as of December 31, 1998.

         During the year ended December 31, 1998, certain employees exercised stock options and warrants resulting in the issuance of 616,572 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $2 and $2,014, respectively.

         During the year ended December 31, 1998, 83,260 stock options were exercised and issued to certain employees as discounted restricted common stock of the Company with vesting periods of three and four years. During the year ended December 31, 1998, the Company recognized $2,751 of deferred compensation associated with the issuance of this common stock and $2,267 of compensation expense. As of December 31, 1998, the balance of deferred compensation was $484 and was recorded as an offset to shareholders' equity.

         Associated with the restructuring and the consolidation of all corporate functions into the Company's Dallas location, certain employees were severed. For the year ended December 31, 1998, two notes receivable secured by 7,500 shares of common stock were discharged and 88,280 shares of common stock were abandoned as a result of the severance. The result was to increase treasury stock, and decrease notes receivable secured by common stock, by $261.

         The Company issued 2,875,000 shares of $50 redemption value (liquidation preference, $50 plus accrued and unpaid dividends) $3.50 Series II Convertible Preferred Stock (the "Series II Convertible Preferred Stock") on August 2, 1996. The Series II Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 1.4327 shares of common stock for each share, subject to adjustment in certain events. As of December 31, 1998, the estimated fair value of the Series II Convertible Preferred Stock, based upon market-maker quotes, was $23,431 or $8.15 per share.

         On July 25, 1995, the Company issued 127,500 shares of 10% Series B Preferred Stock and 178,500 shares of 9% Series C Preferred Stock to fund a portion of the Security Life purchase price. The Series B Preferred Stock and the Series C Preferred Stock were mandatorily redeemable on or before June 30, 1997 and June 30, 1998, respectively. On March 15, 1997, the Company redeemed all of the previously outstanding Series B preferred stock at its stated redemption value of $14,705. Effective March 31, 1998, the Company redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of the Company's Common Stock under provisions of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7 and $22,220, respectively, as well as reduce retained earnings by $1,913 reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock. Such difference is reflected in both the basic and diluted earnings per share calculation for the year ended December 31, 1998.

         The Company issued 2,300,000 shares of $50 redemption value (liquidation preference, $50 plus accrued and unpaid dividends) $3.375 Convertible Preferred Stock (the "Convertible Preferred Stock") on July 14, 1995. The Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 2.2124 shares of common stock for each share, subject to adjustment in certain events. As of December 31, 1998, the estimated fair value of the Convertible Preferred Stock, based upon active market quotes, was $20,125 or $8.75 per share.

         As of December 31, 1998 and 1997, accrued and unpaid dividends on the $3.375 Convertible Preferred Stock amounted to $3,558 and $1,617, respectively. As of December 31, 1998 and 1997, accrued and unpaid dividends on the $3.50 Convertible Preferred Stock amounted to $4,193 and $1,677, respectively.

         The Company has suspended the payment of cash dividends on its outstanding $3.375 Convertible Preferred Stock, $3.50 Series II Convertible Preferred Stock and Common Stock. Under the amended terms of the Company's Bank Credit Facility the Company may not pay dividends on its Common Stock or Preferred Stock issues. Under the terms of the two series of convertible preferred stock, if dividends are in arrears for six or more quarterly dividend periods (whether or not consecutive), the holders of the convertible preferred stock, voting as a single class, will have the right to elect two directors of the Company. In addition, for as long as there are dividend arrearages on the convertible preferred stock, the Company will be prohibited from paying dividends on the Common Stock or purchasing, redeeming or otherwise acquiring Common Stock.

(13) STOCK OPTIONS AND WARRANTS

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

         The Company has also established a senior management warrant award plan ("Warrant Plan"). The Warrant Plan allows for grants to senior executive officers of PennCorp and Directors of PennCorp who are not executive officers of the Company. Grant prices are determined based on the average price of the shares traded on the date of grant. Warrants granted under the Warrant Plan are determined by the Compensation Committee and are exercisable at such times and in such amounts as the Compensation Committee shall determine, but no warrant granted under the Warrant Plan will be exercisable more than ten years after the date of grant. Upon change of control (as defined) of PennCorp, all outstanding warrants become immediately vested and exercisable, and any warrants that remain unexercised shall be canceled and replacement warrants shall be issued by the surviving entity.

         As part of agreements effective July 1998, the Company issued to the Chairman of the Board of Directors as well as the three senior officers of the Company, 1,550,000 stock appreciation rights at $3.88 per share. The stock appreciation rights provide compensation to each individual in an amount equal to the excess of the fair value of each stock appreciation right over the fair value of each stock appreciation right at the date of grant. Compensation, if any, is payable in either shares of common stock of the Company or cash, at the election of the recipient. As of December 31, 1998, there has been no compensation expense accrued associated with these stock appreciation rights.

         As part of an employment agreement effective August 1990, the Company issued to a former officer of the Company, warrants to purchase up to 570,760 shares of the common stock of the Company at any time up to 10 years from the date of the agreement. The warrants are exercisable at a price of $4.00 per share which was fair value on the date of grant and as such no compensation is recorded.

         The Company has established a U.S. Sales Manager incentive stock option plan in which the senior sales manager of one of the Company's insurance subsidiaries may earn stock options in the amount of 275,000 shares over a five-year period, subject to achieving certain performance goals, in addition to an initial grant of 100,000 options. Such options are vested immediately as earned, except for the initial 100,000 which vest in September 1999, and option prices range from $15 per share, for the initial 100,000 options, to the fair value of the common stock of the Company on the date of grant for those shares subject to performance goals and as such no compensation expense is recorded.

         The  following  table  summarizes  data  relating to stock  options and
warrants  activity  and  associated   weighted  average  option  exercise  price
information for the years ended December 31:

                                                  1998                    1997                     1996
                                          --------------------    ----------------------    --------------------
Number of shares subject to option/warrant:
   Outstanding at beginning of year.....   3,344,477  $  21.73     1,984,049  $   11.56     2,148,599    $ 10.86
   Granted..............................   1,244,072  $  29.93     1,565,500  $   32.34        44,000    $ 31.09
   Expired/cancelled....................    (542,500) $  30.11       (46,303) $   11.41       (59,000)   $ 13.82
   Exercised............................    (616,572) $  14.36      (158,769) $    7.97      (149,550)   $  5.40
                                          ----------              ----------                ---------
     Outstanding at end of year ........   3,429,477  $  24.70     3,344,477  $   21.73     1,984,049    $ 11.56
                                          ==========              ==========                =========

Exercisable at end of year..............   2,649,446  $  22.47     2,037,067  $   15.38     1,808,207    $ 11.40
                                          ==========              ==========                =========

Available for future grant at end of year    726,292               1,488,460                2,792,000
                                          ==========              ==========                =========

         The following table summarizes information concerning outstanding and exercisable options and warrants as of December 31, 1998:

                                   Options/Warrants Outstanding                  Options/Warrants Exercisable
                        --------------------------------------------------     ---------------------------------
                                            Weighted           Weighted                              Weighted
       Range of           Number        Average Remaining       Average          Number               Average
    Exercise Prices     Outstanding     Contractual Life    Exercise Price     Exercisable        Exercise Price
    ---------------     -----------     ----------------    --------------     -----------        --------------
   $ 4.00-    $ 4.00        570,760           1.64              $   4.00          570,760            $   4.00
   $15.00-    $23.50        647,500           3.80              $  16.59          587,500            $  15.96
   $27.25-    $38.40      2,211,217           1.67              $  31.45        1,490,561            $  32.11
                        -----------                                           -----------
                          3,429,477                                             2,648,821
                        ===========                                           ===========

                  (Remainder of Page Intentionally Left Blank)

         As allowed under the provisions of SFAS No. 123, the Company utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option and warrant plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income applicable to common stock. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants as of the grant date, estimated utilizing the Black-Scholes multiple options approach prescribed by SFAS No. 123, the Company's net income (loss) applicable to common stock as well as earnings (loss) per share would have been reduced by the pro forma amounts indicated in the following table:

                                                                              1998         1997         1996
                                                                          -----------  -----------  -----------
     Reconciliation of net income (loss)  applicable to common stock:
      Basic net income (loss) applicable to common stock:
       Net income (loss) applicable to common stock before
         extraordinary charge (as reported).............................  $  (439,532) $    30,607  $    76,013
           Redemption of Series C Preferred Stock.......................       (1,913)          --           --
                                                                          -----------  -----------  -----------
                                                                             (441,445)          --       76,013
           Extraordinary charge.........................................       (1,671)          --       (2,372)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common
                stock (as reported).....................................     (443,116)      30,607       73,641
           Pro forma compensation expense, net of tax benefits..........       (3,316)     (10,229)        (287)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common stock (pro forma)    $  (446,432) $    20,378  $    73,354
                                                                          ===========  ===========  ===========
     Diluted net income (loss) applicable to common stock:
       Net income (loss) applicable to common stock before
          extraordinary charge (as reported)............................  $  (439,532) $    30,607  $    76,013
           Redemption of Series C Preferred Stock.......................       (1,913)          --           --
                                                                          -----------  -----------  -----------
                                                                             (441,445)      30,607       76,013
           Common stock equivalents:
              Convertible preferred stock dividend requirements.........           --           --       11,788
                                                                          -----------  -----------  -----------
                                                                             (441,445)      30,607       87,801
           Extraordinary charge.........................................       (1,671)          --       (2,372)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common
                stock (as reported).....................................     (443,116)      30,607       85,429
           Pro forma compensation expense, net of tax benefits..........       (3,316)     (10,229)        (287)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common stock (pro forma)    $  (446,432) $    20,378  $    85,142
                                                                          ===========  ===========  ===========
     Per share information:
     Basic net income (loss) applicable to common stock:
       Net income (loss) applicable to common stock before
         extraordinary charge (as reported).............................  $    (15.17) $      1.09  $      2.79
           Extraordinary charge.........................................        (0.06)          --        (0.09)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common
                stock (as reported).....................................       (15.23)        1.09         2.70
           Pro forma compensation expense...............................        (0.11)       (0.37)       (0.01)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common stock (pro forma)    $    (15.34) $      0.72  $      2.69
                                                                          ===========  ===========  ===========
     Common shares used in computing basic earnings (loss) per share....       29,091       28,016       27,208
                                                                          ===========  ===========  ===========
     Diluted net income (loss) applicable to common stock:
       Net income (loss) applicable to common stock before
         extraordinary charge (as reported).............................  $    (15.17) $      1.07  $      2.16
           Common stock equivalents:
              Convertible preferred stock dividend requirements.........           --           --         0.33
           Extraordinary charge.........................................        (0.06)          --        (0.07)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common
                stock (as reported).....................................       (15.23)        1.07         2.42
           Pro forma compensation expense...............................        (0.11)       (0.36)       (0.01)
                                                                          -----------  -----------  -----------
              Net income (loss) applicable to common stock (pro forma)    $    (15.34) $      0.71  $      2.41
                                                                          ===========  ===========  ===========
     Common shares used in computing diluted earnings (loss) per share         29,091       28,645       35,273
                                                                          ===========  ===========  ===========

                                       78

         The fair value of each option and warrant grant used to determine the pro forma amounts indicated in the previous table is estimated on the date of grant using the following weighted average assumptions for 1998, 1997 and 1996:

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------

     Weighted average risk-free interest rate..........................       6.06%        6.34%        6.62%
     Weighted average dividend yields..................................         --%          --%          --%
     Volatility factors................................................       0.83          .61          .61
     Weighted average expected life (years)............................       1.90         4.50         5.00
     Weighted average fair value per share.............................  $   15.02    $   15.67    $   18.57

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options having no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options and warrants. As SFAS No. 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided above may not be representative of the effects on reported net income for future years.

(14) STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

         Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution and Pioneer Security (collectively, the "Surplus Note Companies"). The amounts outstanding under the surplus debentures totaled $453,118 and $358,346 as of December 31, 1998 and 1997, respectively. These surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made quarterly.

         Dividend payments by the Company's insurance subsidiaries are limited by, or subject to the approval of the insurance regulatory authority of each subsidiary's state of domicile. Such dividend requirements and approval processes vary significantly from state to state. In 1999, the Company's retained insurance subsidiaries, subject to availability of cash, statutory capital and surplus and regulatory approval, will be able to pay a maximum of $25,848 in dividends to the Surplus Note Companies (including SW Financial).

         Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1998 and 1997, totaled $399,766 and $299,062, respectively. Statutory net income (loss) of the Company's life insurance subsidiaries as reported to regulatory authorities totaled ($44,563), $18,776 and ($28,600) for the years ended December 31, 1998, 1997 and 1996, respectively. Surplus note interest expense of $40,531, $34,758 and $51,254 for the years ended December 31, 1998, 1997 and
1996, respectively, is included in statutory net income (loss).

         For the years ended December 31, 1998 and 1999 PLIC has received a permitted statutory accounting practice allowing PLIC to utilize its own experience and other modification factors in the determination of statutory disability income claims reserves. If PLIC were to utilize the model regulation for the determination of disability income claims reserves, management estimates that the amount of additional statutory claims reserves necessary to be recorded would be approximately $16,200. If PLIC were to record such additional reserves on a statutory basis, its risk based capital would be reduced significantly which in turn could lead to regulatory action. For the year ended December 31, 1999, PLIC will be required, in the event of the non-completion of the Career Sales Division divestiture, to increase its disability claims reserves by approximately $5,300 and receive capital contributions of at least $5,300 to offset such reserve increases.

         In December 1992, the NAIC adopted the RBC for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them. To date, either the Model Act or similar legislation or regulation has been adopted in all the domiciliary states of the Company's insurance subsidiaries.

         Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1998, indicate that each of the insurance subsidiaries' capital exceeded RBC requirements, except for PLIC (see Note 20 of Notes to Consolidated Financial Statements).

(15) RETIREMENT AND PROFIT SHARING PLANS

         During 1998, the Company implemented SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This accounting standard revised the disclosure requirements for pensions and other postretirement benefit plans, but does not change the measurement or financial statement recognition of such plans.

         On October 1, 1990, the Company established the PennCorp Financial, Inc. Retirement and Savings Plan, a defined contribution retirement plan, for eligible employees. This plan and the Marketing One Incorporated 401(k) Profit Sharing Plan merged with the Southwestern Financial Services Corporation Savings Investment Plan effective January 1, 1998 and the name of the plan was changed to the PennCorp Financial Group, Inc. Retirement and Savings Plan ("the PennCorp Plan"). Employees are eligible to participate in the plan after six months of employment in which they are credited with 500 hours of service. Participants may contribute from 1 to 15% of pre-tax compensation and/or from 1 to 10% of after tax compensation. Each employer participating in the plan matches each pay-period, 50% of pre-tax contributions up to 6% of compensation. If approved by the Board of Directors, each employer may make a discretionary profit sharing contribution annually on behalf of employees eligible to participate in the plan based on their compensation for the prior plan year. Employee contributions are fully vested at all times. The employer matching contributions made for employees who participated in the PennCorp Plan prior to January 1, 1998 vest at the rate of 50% per calendar year of service. The employer matching contributions made for all other participants and the employer discretionary contribution vests at the rate of 20% per year of service. All participants are fully vested at death, disability or attainment of age 65. The assets of each account are invested at the direction of the participant. Eleven funds with various investment objectives are available to the participants. Distributions are normally made in a lump sum. Participants of the PennCorp Plan prior to January 1, 1998 may elect to receive an annuity in various forms of payment. Expenses related to this plan for years ended December 31, 1998, 1997 and 1996 amounted to $3,341, $1,483 and $1,520.

         The Company has an established bonus plan for insurance subsidiary officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to the review and recommendation of the Compensation Committee and approval of the Board of Directors of the Company. Awards are based primarily on the achievement of specified operating objectives and the performance of eligible participants. The Company accrued or paid $3,390, $1,417 and $1,144 under this plan during the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company and, through its wholly-owned subsidiary, SW Financial (as a result of the acquisition of the SW Financial Controlling Interest, see Note 3 of Notes to Consolidated Financial Statements), provide certain postretirement benefits to eligible retirees. The plans provide certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The Company's obligation for accrued postretirement benefits is unfunded. Following is an analysis of the accumulated benefit obligation and the liability for accrued postretirement benefits for the year ended December 31, 1998 and 1997:

                                                                                   1998           1997
                                                                                ----------     -----------
           Benefit obligation at beginning of year...........................   $   10,380     $    11,059
           Service cost......................................................          184              --
           Interest cost.....................................................        1,533             789
           Plan participants' contributions..................................          364              65
           Actuarial (gain) loss.............................................        1,975            (478)
           Acquisition.......................................................       14,827              --
           Benefit paid......................................................       (2,661)         (1,055)
                                                                                ----------     -----------
              Benefit obligation at end of year..............................   $   26,602     $    10,380
                                                                                ==========     ===========

         The liability for accrued benefit obligation includes the following at December 31, 1998 and 1997:

                                                                                   1998           1997
                                                                                ----------     -----------
           Accumulated benefit obligation....................................   $   26,602     $    10,380
           Unrecognized prior service cost...................................          162             216
           Unrecognized transition obligation................................       (5,185)         (4,202)
           Unrecognized actuarial loss.......................................          827           3,502
                                                                                ----------     -----------
              Benefit obligation at end of year..............................   $   22,406     $     9,896
                                                                                ==========     ===========

         Components of net periodic benefit cost include the following for the year ended December 31, 1998 and 1997:

                                                                                   1998           1997
                                                                                ----------     -----------
           Service cost......................................................   $      130     $        --
           Interest cost.....................................................        1,533             789
           Amortization of transition obligation.............................          657             288
           Recognized net actuarial loss.....................................         (108)           (147)
                                                                                ----------     -----------
              Net periodic benefit cost......................................   $    2,212     $       930
                                                                                ==========     ===========

         At December  31,  1998,  the  accumulated  benefit  obligation  and the
liability  for  accrued  postretirement   benefits  included  $4,717  and  $933,
respectively, related to Businesses Held for Sale.

         For measurement purposes, an annual rate increase ranging from 5.5% to 7% in the health care cost trend rate was assumed for 1998; the rate was assumed to decrease gradually to 4% by year 2015 and remain at that level thereafter.
The weighted average discount rates used in determining the accumulated postretirement benefit obligation ranged from 6.5% to 7.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                   One            One
                                                                                Percentage     Percentage
                                                                                   Point          Point
                                                                                 Increase       Decrease
                                                                                 --------       --------
         Effect on total of service and interest cost components.............   $      121     $      (104)
         Effect on postretirement benefit obligation.........................        1,544          (1,331)

(16) ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

         As a result of the Company's announcement of its decision to sell the Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One within a period not likely to exceed one year, the assets and liabilities of the Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One were reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" at December 31, 1998 in the accompanying consolidated balance sheet (see Note 3 of Notes to Consolidated Financial Statements). The assets and liabilities of Businesses Held for Sale at December 31, 1998 were as follows:

 Invested assets...................................................  $ 1,974,280
 Insurance assets..................................................      329,950
 Other assets......................................................      117,574
                                                                     -----------
   Total assets....................................................  $ 2,421,804
                                                                     ===========

 Insurance liabilities.............................................  $ 1,853,163
 Other liabilities.................................................      213,391
                                                                     -----------
   Total liabilities...............................................  $ 2,066,554
                                                                     ===========

         For the year ended December 31, 1998 the Company recorded the impairment provision aggregating $342,960. In accordance with SFAS No. 121, the Company recorded an impairment provision in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would be likely to receive for such businesses. The fair value of the consideration likely to be received is based primarily upon the terms of definitive sales agreements. The impairment provisions for the Career Sales Division, Professional and the United Life Assets were $328,584, $3,263 and $11,113, respectively. The Company will continue to evaluate the terms and conditions of the definitive agreements relative to its accounting basis in the Businesses Held for Sale and, as a result, may need to reflect additional impairment provisions prior to ultimate disposition of the Businesses Held for Sale.

(17) PRO FORMA FINANCIAL INFORMATION

         The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of the purchase of the SW Financial Controlling Interest as well as the Fickes and Stone Knightsbridge Interests and the sales of Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One. The pro forma statements of operations for the years ended December 31, 1998 and 1997 give effect to such purchases and sales as if they had occurred on January 1, 1997. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such purchases and sales been made as of January 1, 1997, or results which may occur in the future.

                                                                                     (Unaudited)
                                                                       As Reported    Pro Forma
                                                                          1998           1998
                                                                       ----------     -----------
                                                                          (In thousands, except
                                                                            per share amounts)
Total revenues......................................................   $  879,995     $   449,868
Income (loss) before extraordinary charge...........................     (421,259)        (66,328)
Income (loss) before extraordinary charge applicable to common stock     (439,532)        (84,601)
Per share information:
  Net income (loss) before extraordinary charge applicable
     to common stock-basic..........................................   $   (15.17)    $     (2.97)
  Net income (loss) before extraordinary charge applicable
     to common stock-diluted........................................       (15.17)          (2.97)

                                                                                     (Unaudited)
                                                                       As Reported    Pro Forma
                                                                          1997           1997
                                                                       ----------     ----------
                                                                          (In thousands, except
                                                                            per share amounts)
Total revenues......................................................   $  663,794     $   490,564
Income (loss) before extraordinary charge...........................       50,140         (16,863)
Income (loss) before extraordinary charge applicable to common stock       30,607         (36,396)
Per share information:
  Net income (loss) before extraordinary charge applicable to
     common stock-basic.............................................   $     1.09     $     (1.30)
  Net income (loss) before extraordinary charge applicable to
     common stock-diluted...........................................         1.07           (1.27)

(18) RELATED PARTY TRANSACTIONS

         Related party transactions described herein include those transactions not included elsewhere in the Notes to Consolidated Financial Statements.

         On September 1, 1997, the Company, through its insurance subsidiaries, purchased $25,000 of ACO Acquisition Corp. (subsequently re-named Acordia, Inc. ("Acordia") subordinated indebtedness and the Company purchased $20,000 of ACO Brokerage Holdings Corporation ("ACO"), an affiliate of Acordia, preferred stock. The Acordia subordinated notes pay interest on a current basis at 12.5%, per annum, payable in semi-annual installments. Acordia was 28.6% owned by KB Investment Fund I, LP (formerly Knightsbridge Capital Fund I, L.P.) (the "KB Fund"). PennCorp received fees aggregating $1,100 in 1997 from Acordia for its underwriting and participation in the subordinated notes and preferred stock offering. Knightsbridge Management, L.L.C. ("KM") received sponsor fees and other fees aggregating $1,714 in 1997 from Acordia for its role in consummating the Acordia acquisition.

         During 1998 the Company liquidated its common and preferred stock holdings in ACO. Total proceeds received from the sale of the preferred and common stock aggregated $30,500. The Company- had acquired the common stock interest in January 1998 for $5,000 as part of the Company's and the KB Capital Fund I investment in ACO.

         The Company owns 66,555 shares of redeemable preferred stock of Portsmouth Financial Group, Inc. ("Portsmouth") with a carrying value of $6,656. Southwestern Life may, subject to regulatory approvals, make up to a $10,000 preferred equity investment in Portsmouth. The preferred stock pays dividends of 18.0% of which 12% is in cash with the remainder in the form of additional preferred stock. The shares are mandatorily redeemable in June 30, 2002. Portsmouth underwrites, acquires and holds to receipts of benefits, life insurance contacts covering individuals facing terminal illnesses.
Portsmouth is owned by KB Fund and its affiliates.

         As of December 31, 1998, the Company invested a total of $12,641 in transactions sponsored by Wand Partners L.L.C. ("Wand Partners") in which a director of the Company is a managing member. The Company has committed to invest up to an additional $11,393 in future transactions sponsored by Wand Partners.

         For the years ended December 31, 1997 and 1996, PennCorp paid or accrued $2,385 and $2,548 in transaction fees and expenses to KM related to the Washington National, United Life and SW Financial transactions, respectively. During 1997 and 1996, certain of the Company's affiliates and subsidiaries paid management fees to KM amounting to $5,325 and $3,333, respectively. SW Financial and United Life incurred KM investment advisory fees totaling $4,358 and $2,426 during 1997 and 1996, respectively. In addition during 1996, PennCorp received a $1,000 stand-by commitment fee from SW Financial for contingent financing on a real estate transaction. SW Financial did not draw upon the commitment which has expired.

         During 1998 and 1997, the Company's insurance subsidiaries paid management and commitment fees aggregating $718 and $444, respectively, to investment funds managed by a member of the Board of Directors.

         Certain individuals, who are shareholders and directors of PennCorp, and affiliates of these individuals, provide services to the Company. During 1997 and 1996, payments aggregating $250 and $250, respectively, were made to these individuals and their affiliates for services provided in connection with the Company's acquisition activity.

(19) OTHER COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense, net of sublease income, was $5,299, $5,178 and $8,416 in 1998, 1997 and 1996, respectively.

         Minimum lease commitments for the Retained Businesses are:

 1999..............................................................  $     3,821
 2000..............................................................        2,690
 2001..............................................................        2,676
 2002..............................................................        2,521
 2003..............................................................        2,375
 2004 and thereafter...............................................        2,242
                                                                     -----------
    Total minimum payments required................................  $    16,325
                                                                     ===========

         In January 1996, stockholder derivative lawsuits styled Tozour Energy Systems Retirement Plan v. David J. Stone et al and the PennCorp Financial Group, Inc., C.A. No. 14775 (the "Tozour Case") and Lois Miller v. David J. Stone et al, and the PennCorp Financial Group, Inc., C. A. No. 14795 (the "Miller Complaint") were filed against the Company and each of its directors, individually, in the Delaware Court of Chancery. The complaint in the Miller suit was never served on the Company or the other defendants. Both suits allege that the SW Financial Investment involved the usurpation of a corporate opportunity and a waste of the Company's assets by Messrs. Stone and Fickes, and that the directors of the Company in approving that transaction, failed to act in good faith and breached their fiduciary duties, including the duty of loyalty to the Company and its stockholders, having favored the interests of Messrs. Stone and Fickes over the Company and its stockholders. These lawsuits sought judgments against each of the defendants for the amount of damages sustained, or to be sustained, by the Company as a result of the breaches of fiduciary duty alleged in the complaint, the imposition of a constructive trust for the benefit of the Company on profits or benefits obtained by any defendant through the alleged breaches of fiduciary duty, attorney's fees and costs, and such other relief as the court determines to be just, proper or equitable.

         The defendants and the plaintiffs' counsel entered into a stipulation of settlement on March 28, 1997 (the "Original Proposed Settlement"). The Original Proposed Settlement consisted of the following principal elements: (i) Messrs. Stone and Fickes will cancel the 335,564 SW Financial common stock warrants they hold for no consideration enabling PennCorp to purchase the SW Financial Controlling Interest for $67,500, reducing the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $2,000, (ii) the PennCorp Board will proceed with the purchase of The Fickes and Stone Knightsbridge Interests, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for The Fickes and Stone Knightsbridge Interests, (iii) the PennCorp Board will proceed with the acquisition of the SW Financial Controlling Interest, having received a fairness opinion of a nationally recognized investment banking firm with respect to the price to be paid for the SW Financial Controlling Interest, (iv) the PennCorp Board will submit the purchases of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest to a shareholder vote of a majority of the PennCorp stockholders present at a meeting and entitled to vote, and stockholders must approve both transactions, (v) Messrs. Stone and Fickes will abstain from voting on the proposals to approve the purchase of The Fickes and Stone Knightsbridge Interests and the SW Financial Controlling Interest, and (vi) the plaintiffs' counsel will be entitled to conduct confirmatory discovery.

         On December 1, 1997, the defendants and the plaintiffs' counsel agreed in principle to amend the Original Proposed Settlement (as so amended, the "Amended Proposed Settlement") following the PennCorp Board's conclusion that it would be appropriate to increase the amount paid to the KB Fund for the SW Financial Controlling Interest to compensate the limited partners for, among other things, the unexpected and substantial delay in the consummation of the purchase of the SW Financial Controlling Interest. The terms of the Amended Proposed Settlement are identical to the terms of the Original Proposed
Settlement, except that the Amended Proposed Settlement provides that the Company will acquire the SW Financial Controlling Interest for $73,658, and will provide a one-time "price protection" payment associated with a disposition of the SW Financial Controlling Interest by PennCorp during the 12-month period ending November 25, 1998. The Amended Proposed Settlement also requires Messrs. Stone and Fickes to grant PennCorp a price protection right in the event of a sale of their Portsmouth investment.

         The Amended Proposed Settlement was subject to approval by the Chancery Court after notice to PennCorp stockholders. As discussed above, Messrs. Stone and Fickes agreed that, if the Amended Proposed Settlement was approved by the Chancery Court, they would cancel their SW Financial common stock warrants and they would not participate in the increased consideration (other than the possible price protection right) for the SW Financial Controlling Interest to the extent it relates to their $7,000 personal investment in SW Financial, which together would reduce the price to be paid by PennCorp for the SW Financial Controlling Interest by approximately $3,667. Because the Knightsbridge restructuring would have the effect of substantially eliminating potential future conflicts of interest between Messrs. Stone and Fickes and PennCorp, and because the Amended Proposed Settlement would have the effect of reducing the price paid for the SW Financial Controlling Interest and would obviate the need to expend considerable management and director time to litigate the actions, the PennCorp Board determined that the Amended Proposed Settlement was in the best interests of PennCorp and its shareholders and conferred a substantial economic benefit on PennCorp. Accordingly, the PennCorp Board authorized the payment to plaintiffs' counsel of legal fees of $785 and documented expenses not to exceed $50 in connection with the lawsuits and the related settlement negotiations.

         The Amended Proposed Settlement was approved by the Chancery Court on May 12, 1998. The time period for filing an appeal had expired and the Company paid $835 to plaintiffs counsel representing fees of $785 and documented expenses of $50.

         On August 25, 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current or former directors and officers.

         During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. Pursuant to a schedule agreed to at the conference, a consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, the Company, David J. Stone, formerly Chairman and Chief Executive Officer, and Steven W. Fickes, formerly President and Chief Financial Officer was filed on March 15, 1999 (the "Complaint").

         The Complaint alleges that defendants violated the Securities Exchange Act of 1934. Among other things, plaintiffs' claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the Securities and Exchange Commission (the "SEC").

         Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock and purchasers of the Company's subordinated notes during the period of February 8, 1996 through November 16, 1998.

         During a conference on March 19, 1999, defendants sought and were granted permission to file a motion to dismiss the Complaint. Although there are not assurances that the motion to dismiss will be granted, management believes that there are meritorious defenses to the action that will be raised in connection with the motion, including whether the Complaint adequately pleads scienter (i.e., intent to defraud) as required under the Private Securities Litigation Reform Act of 1995.

         The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15,000 of primary and $10,000 of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of all expenses and any losses in excess of the $1,000 retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint.

         The Company expects that this litigation will not affect its ability to operate through December 31, 1999. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if there is an adverse outcome with respect to such proceedings it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

         On July 30, 1998, the SEC notified the Company that it has commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first nine months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

         The Company is a party to various other pending or threatened legal actions arising in the ordinary course of business, some of which include allegations of insufficient policy illustration and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company.

         In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not changing insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. No further communications from the NCAG have been received to date. The Company has initiated an exchange program which enables policyholders of such life insurance products to terminate their policies and obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. See
Item 1. Business -- Regulatory Matters. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance product on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         In connection with a potential leveraged buyout of the Career Sales Division, the sales force of Penn Life agreed to a reduction in the commission rates over the life of the policy contract on new sales on and after January 1, 1998, in exchange for the opportunity to participate in the equity in a newly-formed leveraged entity. Discussions have also been held relating to equity incentive programs based on sales production and persistency measures. Additionally, the Company has held discussions with a marketing organization, which it has contracted with for the development and marketing of products focused on the senior marketplace, concerning the issuance of equity in the newly-formed leveraged entity based on a percentage of profits contributed by such marketing organization. In connection with the Company's definitive agreement to sell the Career Sales Division and related assets to Universal American, the sales force of Penn Life and the marketing organization will receive equity in Universal American and will participate in certain equity incentive programs of Universal

American. A portion of the proceeds to be received by the Company from Universal American for the sale of the Career Sales Division will be used to fund the equity of Universal American to be issued to the sales force of Penn Life and to make certain other payments to the sales force in exchange for a release relating to the potential leveraged buyout. If the Company does not consummate its transaction with Universal American, then it will pursue alternatives with the Penn Life sales force in light of the modifications to commissions associated with new business production after January 1, 1998 and with the marketing organization in light of the marketing contract.

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

     In May 1998, the three senior executive of the Company entered into two year employment agreements with the Company which have various annual bonus and termination provisions. For the year ended December 31, 1998, the Company has accrued compensation expense of $1,800 and $3,036 for the annual bonus and termination provisions, respectively, of these employment agreements. Termination provisions are payable upon the expiration of the employment agreement or termination by the officer for "good reason" as defined in the employment agreement.

     Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It is highly likely that such systems will not be able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction processing. Transaction processing in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to complete year 2000 remediation efforts associated with these highly complex and interdependent systems could lead to a significant business interruption. Such an interruption could result in a decline in current and long-term profitability and business franchise value.

     Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company has developed various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

     The Company has provided certain assurances to each respective purchaser of the Businesses Held for Sale with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it will be able to meet the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances. Failure of the Company to meet such representations and warranties could result in a decision by the purchaser not to consummate the transaction and/or indemnification claims for breach of contract.

     The Company has outstanding commitments to invest up to $7,600 in various unaffiliated limited partnership funds and other investments.

     The Company has a contingent obligation for mortgage loans previously sold aggregating $5,905 as a result of the Company acting as a servicing conduit.

(20) REINSURANCE

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

     On September 30, 1998, PLIC entered into a financial reinsurance agreement with an unaffiliated reinsurer to coinsure certain in force individual life and health business written or acquired by PLIC prior to January 1, 1998. Such reinsurance provided PLIC with approximately $20,000 of additional statutory capital and surplus allowing it to maintain its RBC at the "Company Action Level" for the year ended December 31, 1998.

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

                                                                            1998          1997         1996
                                                                         -----------  -----------  -----------
     Direct policy revenues and amounts assessed
       against policyholders...........................................  $   586,317  $   375,538  $   358,825
     Reinsurance assumed...............................................        6,018        2,527        1,320
     Reinsurance ceded.................................................     (133,177)     (32,499)     (12,055)
                                                                         -----------  -----------  -----------
       Net premiums and amounts earned.................................  $   459,158  $   345,566  $   348,090
                                                                         ===========  ===========  ===========

     Policyholder benefits ceded.......................................  $   109,079  $    33,612  $    35,868
                                                                         ===========  ===========  ===========

         Fees incurred for financial reinsurance were approximately, $675 in 1998, $145 in 1997, and $265 in 1996.

(21) RESTRUCTURING AND OTHER COSTS

         As a result of the tremendous growth of the Company and the diversification of the underlying business units resulting from acquisition over time, the Company began a strategic business evaluation in the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division in 1997.

         As a result, the Company began to realign its existing operating companies and incurred restructuring costs aggregating approximately $19,071 during the year ended December 31, 1997, directly and indirectly associated with the initial divisional restructuring which had no future economic benefit ("restructuring costs").

         On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interest. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11,767 for the year ended December 31, 1998, directly and indirectly associated with the divisional restructuring.

         In addition, the Company recorded in the fourth quarter of 1998 additional restructuring costs aggregating approximately $9,274 as a result of the Company's decision to consolidate or merge substantially all of its corporate functions into the Company's Dallas location.

         The restructuring costs recognized the following for the year ended December 31, 1998 and 1997:

                                                                                   1998           1997
                                                                                ----------     -----------
         Severance and related benefits incurred due to staff reduction......   $   10,090     $     5,355
         Estimated holding costs of vacated facilities.......................        2,205           6,166
         Write-off of certain fixed assets and other impaired assets.........        4,085           1,526
         Estimated contract termination costs................................        4,661              24
         Write-off of investment in certain foreign operations
           which will be closed..............................................           --           6,000
                                                                                ----------     -----------
              Total restructuring costs......................................   $   21,041     $    19,071
                                                                                ==========     ===========

         During the years ended December 31, 1998 and 1997, the Company re-evaluated the restructuring costs and reduced the remaining accruals by approximately $6,164 and $2,300, respectively, as a result of the final determination of certain obligations.

         The Company incurred approximately $6,296 and $4,652 of pre-tax incremental costs ("period costs") associated with the corporate restructuring for the years ended December 31, 1998 and 1997, respectively. Such costs are included in the Company's Results of Operations as underwriting and other administrative expenses.

         On August 30, 1997, the merger agreement between Washington National Corporation ("Washington National") and the Company terminated. The Company incurred legal, accounting and financial advisory fees associated with the merger. In addition, the Company had began to provide certain resources to Washington National including personnel to perform policy administration and claims processing function on Washington National's behalf. The aggregate advisory and administrative costs incurred by the Company during 1997 were $7,646.

(22) FINANCIAL INSTRUMENTS

         The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 1998 and 1997:

                                                                        1998                      1997
                                                              ------------------------  ------------------------
                                                               Carrying        Fair       Carrying       Fair
                                                                 Value         Value        Value        Value
                                                                 -----         -----        -----        -----
Assets:
   Cash and short-term investments..........................  $    92,727  $    92,727  $   109,013  $   109,013
   Fixed maturities.........................................    2,589,714    2,589,714    2,718,982    2,718,982
   Equity securities........................................        2,035        2,035       30,257       30,257
   Mortgage loans...........................................       36,882       38,865      240,879      248,052
   Policy loans.............................................      207,490      207,490      145,108      145,108
   Other investments........................................       27,406       27,406       95,875       95,875
   Accounts and notes receivable............................       14,319       14,319       46,655       46,655
Liabilities:
   Notes payable............................................      550,923      497,039      359,755      364,914
   Universal life and investment contract liabilities.......    2,063,823    1,756,762    2,496,055    2,092,348

         The following methods and assumptions are used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and Short-term Investments, Accounts and Notes Receivable: The carrying value approximates their fair value due to the short-term maturity of these instruments.

         Fixed Maturities Available for Sale and Equity Securities: The fair values for fixed maturities available for sale are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services or are estimated based on expected future cash flows using current market rate applicable to the yield, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices.

         Mortgage Loans: The fair values are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

         Policy Loans: Policy loans are an integral part of life insurance policies which the Company has in force and, in the Company's opinion, cannot be valued separately. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.

         Other Investments: Other investments consist primarily of limited partnerships and joint ventures. These are evaluated periodically. Carrying value represents the underlying equity of the limited partnerships or joint ventures of their cost which approximates fair value.

         Notes Payable: The carrying value for outstanding notes receivable other than the senior subordinated notes approximates the fair value as they carry variable interest rates of interest which adjust at least every 90 days. The fair value of the senior subordinated notes is determined based upon quotes from market makers.

         Universal Life and Investment Contract Liabilities: The fair value of accumulation products approximates their cash surrender value.

(23) SUBSEQUENT EVENTS

         On March 22, 1999, the Company received regulatory approval for the sale of Professional. The Company anticipates the transaction, subject to certain closing conditions, will be finalized on or about March 31, 1999.

(24) UNAUDITED QUARTERLY FINANCIAL DATA

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

(In thousands, except per share amounts)

1998 Quarter-ended                                      March 31        June 30     September 30    December 31
---------------------------------------------------  -------------   -------------  ------------   -------------
Total revenues.....................................   $   232,651     $   227,888    $   225,682    $   193,774
Net income (loss) applicable to common stock.......   $    (3,686)    $  (163,904)   $  (165,088)   $  (108,525)
Net income (loss) per share of common
   stock - basic...................................   $     (0.20)    $     (5.60)   $     (5.64)   $     (3.71)
Net income (loss) per share of common
   stock - diluted.................................   $     (0.20)    $     (5.60)   $     (5.64)   $     (3.71)

1997 Quarter-ended                                      March 31        June 30     September 30    December 31
---------------------------------------------------  -------------   -------------  ------------   -------------

Total revenues.....................................   $   168,116     $   163,608    $   172,968    $   159,102
Net income (loss) applicable to common stock.......   $     7,436     $    13,209    $    26,070    $   (16,108)
Net income (loss) per share of common
   stock - basic...................................   $      0.26     $      0.47    $      0.93    $     (0.58)
Net income (loss) per share of common
   stock - diluted.................................   $      0.25     $      0.45    $      0.80    $     (0.58)

         The Company's fourth quarter 1998 reported loss primarily resulted from an additional impairment provision associated with assets of Businesses Held for Sale totaling $57,475. In addition, the Company unlocked certain actuarial assumptions on interest sensitive blocks of business resulting in additional amortization of deferred policy acquisition costs and present value of insurance in force amounting to approximately $16,250 and incurred restructuring costs of $7,228.

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

Southwestern Life previously ceded a block of annuities under a reinsurance agreement with Employees Reassurance Corporation (ERC). Such reinsurance, accounted for as a financing arrangement, is not reflected in the accompanying financial statements except for the risk fees paid to ERC. The reinsurance agreement was terminated as of November 30, 1997.Statutory surplus provided by this treaty totaled $8,714 at December 31, 1996. Risk fees paid to the reinsurer were 2% of the net amount of surplus provided, but not less than a minimum fee of $40 per quarter, and totaled $110 and $222 for the years ended December 31, 1997 and 1996, respectively. Amounts due from reinsurers included amounts due from ERC of $121,016 at December 31, 1996. The underlying assets held by ERC had carrying values of $121,016 and fair values of $122,639 at December 31, 1996.

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

               SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

On February 18, 1998, PennCorp announced that it had engaged investment banking firms to review strategic alternatives for maximizing shareholder value,
including  the  sale  of  certain   divisions,   which  include  Union  Bankers,
Constitution, Marquette and affiliated service providing companies ("SW Financial businesses held for sale"). As of and for the year ended December 31, 1997, the total assets, net liabilities, total revenues and net loss of the SW Financial businesses held for sale aggregated $530,866, $49,697, $109,387 and $5,201, respectively.

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

Item 11.  Executive Compensation

         Information required by this Item is incorporated by reference to "Director-Fees," "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholder, except that the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K and set forth in such Proxy Statement is specifically not incorporated by reference.

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

                  (Remainder of Page Intentionally Left Blank)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents

     1. The financial statements of PennCorp Financial Group, Inc. and Subsidiaries set forth on pages 50 through 89, and the Independent Auditors' Report set forth on page 49 hereof are in response to the information required by this Item.

     2.   An index to the financial  statement schedules required to be filed by
          Item 8 of this Report on Form 10-K is set forth immediately before the attached financial statement schedules on page 122 of this filing.

     3.   Exhibits

          2.1 Purchase Agreement dated as of December 31, 1998 among Universal American Financial Corp., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company and PennCorp Financial Services, Inc. (23)

          2.2 Stock Purchase Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and Pacific Life and Accident Insurance Company. (23)

          2.3 Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and PennCorp Financial Group, Inc. (23)

          3.1  Restated By-Laws of PennCorp Financial Group, Inc. (9)

          3.2 Third Restated Certificate of Incorporation of PennCorp Financial Group, Inc. (17)

          4.1  Certificate of Designation of Series C Preferred Stock. (4)

          4.2  Corrected   Certificate  of  Designation  of  $3.375  Convertible
               Preferred Stock. (4)

          4.3  Certificate   of  Designation  of  $3.50  Series  II  Convertible
               Preferred Stock. (3)

          4.4 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (8)

          10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994.
               (7)

          10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994. (12)

          10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996.
               (11)

          10.4 10%  Promissory  Note  in  the  original   principal   amount  of
               $30,661,996, issued by American- Amicable Holdings Corporation to Pennsylvania Life Insurance Company, dated July 1, 1996. (11)

                             MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

               10.5 PennCorp Financial, Inc. Retirement and Savings Plan. (10)

               10.6 PennCorp Financial Group, Inc.  Retirement and Savings Plan.
                    (1)

               10.7 PennCorp Financial Group, Inc. 1992 Stock Option Plan. (10)

               10.8 PennCorp  Financial Group,  Inc. Senior  Management  Warrant
                    Award Program. (10)

               10.9 Form of Restricted  Stock Agreement by and between  PennCorp
                    Financial Group, Inc. and certain participants, effective as of April 1, 1994. (6)

              10.10 Employment  Agreement between PennCorp Financial Group, Inc.
                    and David J. Stone entered into June 7, 1996. (11)

              10.11 Employment  Agreement between PennCorp Financial Group, Inc.
                    and Steven W. Fickes entered into June 7, 1996. (11)

              10.12 Amendment  Number  One  to  Employment   Agreement   between
                    PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997. (12)

              10.13 Amendment  Number  One  to  Employment   Agreement   between
                    PennCorp Financial Group, Inc. and Steven W. Fickes dated April 28, 1997. (12)

              10.14 Amendment No. 2 to  Employment  Agreement  between  PennCorp
                    Financial Group, Inc. and David J. Stone entered into January 5, 1998. (18)

              10.15 Amendment No. 2 to  Employment  Agreement  between  PennCorp
                    Financial Group, Inc. and Steven W. Fickes entered into January 5, 1998. (18)

              10.16 Amendment No. 3 to Employment  Agreement  dated the 10th day of November, 1998 and effective as of the 21st day of August, 1998 by and between PennCorp Financial Group, Inc. and David J. Stone. (21)

              10.17 Executive  Retention  Agreement between Charles  Lubochinski and PennCorp Financial Group, Inc. (18)

              10.18 Schedule of similar Executive Retention Agreements. (18)

              10.19 PennCorp  Financial  Group,  Inc. 1996 Stock Award and Stock
                    Option Plan. (11)

              10.20 Amendment Number One to PennCorp  Financial Group, Inc. 1996
                    Stock Award and Stock Option Plan. (17)

              10.21 Amendment Number Two to PennCorp  Financial Group, Inc. 1996
                    Stock Award and Stock Option Plan. (1)

              10.22 PennCorp  Financial Group, Inc. 1996 Senior Executive Annual
                    Incentive Award Plan. (11)

              10.23 Amendment   Agreement  dated  July  29,  1998  to  Executive
                    Retention Agreement by and between Michael Prager and PennCorp Financial Group, Inc. (21)

              10.24 Accommodation  Agreement  entered into as of July 6, 1998 by and between PennCorp Financial Group, Inc. and David J. Stone. (21)

              10.25 Executive  Employment  Agreement  dated May 22,  1998 by and
                    between  PennCorp   Financial  Group,   Inc.  and  James  P.
                    McDermott. (19)

              10.26 Executive  Retention  Agreement  dated  May 22,  1998 by and
                    between  PennCorp   Financial  Group,   Inc.  and  James  P.
                    McDermott. (19)

              10.27 Executive  Employment  Agreement  dated May 22,  1998 by and
                    between  PennCorp   Financial  Group,   Inc.  and  Scott  D.
                    Silverman. (19)

              10.28 Executive  Retention  Agreement  dated  May 22,  1998 by and
                    between  PennCorp   Financial  Group,   Inc.  and  Scott  D.
                    Silverman. (19)

              10.29 Executive  Employment  Agreement  dated  July 1, 1998 by and between PennCorp  Financial  Group,  Inc. and Keith A. Maib.
                    (19)

              10.30 Executive  Retention  Agreement  dated  July 1,  1998 by and between PennCorp  Financial  Group,  Inc. and Keith A. Maib.
                    (19)

              10.31 Letter  Agreement  dated May 21, 1998 for Option to Purchase
                    Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and James P. McDermott. (1)

              10.32 Letter  Agreement  dated May 21, 1998 for Option to Purchase
                    Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Scott D. Silverman (1)

              10.33 Letter  Agreement  dated May 21, 1998 for Option to Purchase
                    Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Charles Lubochinski (1)

              10.34 Letter  Agreement  dated May 21, 1998 for Option to Purchase
                    Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Michael Prager (1)

              10.35 Conversion,  Standstill and  Registration  Rights  Agreement
                    between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (11)

              10.36 Registration  Rights  Agreement  dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (11)

              10.37 Credit  Agreement dated March 12, 1997 by and among PennCorp
                    Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and NationsBank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent. (13)

              10.38 Amendment  No. 1 and  Waiver  dated  as of June 13,  1997 to
                    Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (19)

              10.39 Amendment  No. 2 and  Waiver  dated as of April 17,  1998 to
                    Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (19)

              10.40 Waiver  dated as of  August  14,  1998 to  Credit  Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (1)

              10.41 Amendment  No. 3 dated as of  September  11,  1998 to Credit
                    Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (20)

              10.42 Amendment  No. 4 and Waiver dated as of November 16, 1998 to
                    Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (22)

              10.43 Amendment  No. 5 dated as of  December  31,  1998 to  Credit
                    Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (23)

              10.44 United Life Consent  Agreement  dated as of March 5, 1999 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement dated as of March 12, 1997 and The Bank of New York. (24)

              10.45 Revision  Agreement,  dated as of May 30, 1997, by and among
                    United Companies Financial Corporation, PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company and each additional party set forth on the signature pages thereto. (14)

              10.46 Amendment to Surplus  Debenture  in the  original  principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, dated May 17, 1996. (14)

              10.47 Second  Amendment  to  Surplus  Debenture  in  the  original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997. (14)

              10.48 Third  Amendment  to  Surplus   Debenture  in  the  original
                    principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997. (14)

              10.49 Amendment to Surplus  Debenture  Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (14)

              10.50 Second  Amendment  to Surplus  Debenture  Number Four in the
                    original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

              10.51 Amendment to Surplus  Debenture  Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (14)

              10.52 Second  Amendment  to Surplus  Debenture  Number Five in the
                    original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

              10.53 Amendment  to Surplus  Debenture  Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (14)

              10.54 Second  Amendment  to  Surplus  Debenture  Number Six in the
                    original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

              10.55 Amendment to Surplus  Debenture  dated  December 14, 1995 in the  original  principal  amount  of  $80,000,000  issued by
                    Constitution Life Insurance Company to Southwestern Financial Corporation. (19)

              10.56 Amendment to Surplus  Debenture dated January 1, 1996 in the original principal amount of $40,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation. (19)

              10.57 Note Purchase,  Release and Settlement Agreement, dated July
                    13, 1997, executed by Lone Star Liquidating Trust, PennCorp Financial Group, Inc. and Southwestern Financial Corporation . (15)

              10.58 Amended  and  Restated  Assignment  Agreement  dated  as  of
                    January 2, 1998 by and between PennCorp Financial Group, Inc. and Knightsbridge Capital Fund I, L.P. (16)

              10.59 Amended  and  Restated  Assignment  Agreement  dated  as  of
                    January 2, 1998 by and between PennCorp Financial Group, Inc., David J. Stone, Steven W. Fickes, the Steven Wayne Fickes, Jr. Trust dated December 21, 1995 and the Kathryn Elizabeth Fickes Trust dated December 21, 1995. (16)

              10.60 Agreement  dated  September  22, 1998 by PennCorp  Financial
                    Group, Inc. and certain subsidiaries signatory to the Agreement and the Texas Department of Insurance. (21)

               12   Computation of ratio of earnings to fixed charges. (1)

               21   List of subsidiaries of the Registrant. (1)

               23.1 Auditors consent. (1)

               23.2 Auditors consent. (1)

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

(4) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

(5) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

(6) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

(7) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

(8) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

(9) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

(10) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-50530) of PennCorp Financial Group, Inc. filed on August 6, 1992.

(11) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(12) Such exhibit is incorporated by reference to Amendment Number 2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(13) Such exhibit is incorporated by reference to the Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(14) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1997 of PennCorp Financial Group, Inc.

(15) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1997 of PennCorp Financial Group, Inc.

(16) Such exhibit is incorporated by reference to the Form 8-K dated January 13, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 13, 1998 relating to the acquisition of common stock and common stock warrants of Southwestern Financial Corporation not previously owned by PennCorp Financial Group, Inc.

(17) Such exhibit is incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-48629) of PennCorp Financial Group, Inc. filed on March 24, 1998.

(18) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of PennCorp Financial Group, Inc.

(19) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1998 of PennCorp Financial Group, Inc.

(20) Such exhibit is incorporated by reference to the Form 8-K dated September 15, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on September 15, 1998 relating to Amendment No. 3 to Credit Agreement.

(21) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1998 of PennCorp Financial Group, Inc.

(22) Such exhibit is incorporated by reference to the Form 8-K dated November 17, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on November 17, 1998 relating to Amendment No. 4 and Waiver of Credit Agreement.

(23) Such exhibit is incorporated by reference to the Form 8-K dated January 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 11, 1999 relating to the acquisition of Pennsylvania Life Insurance Company, Union Bankers Insurance Company and related entities, the acquisition of Professional Insurance Company, and Amendment No. 5 to Credit Agreement.

(24) Such exhibit is incorporated by reference to the Form 8-K dated March 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on March 11, 1999 relating to the United Life Consent Agreement by and among PennCorp Financial Group, Inc. lenders signatory to the Credit Agreement dated as of March 12, 1997 and The Bank of New York.

(b)  Reports on Form 8-K.

          A report on Form 8-K, dated November 17, 1998, was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on November 17, 1998, providing Amendment No. 4 and Waiver to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., the lenders signatory to the Credit Agreement and The Bank of New York.

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

                                   PENNCORP FINANCIAL GROUP, INC.
                                   (Registrant)


                                   By:  /s/ Keith A. Maib
                                        -------------------------
                                        Keith A. Maib
                                        President and Chief Executive Officer


                                  Date: March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Keith A. Maib                       /s/ Thomas A. Player
-----------------                       --------------------
Keith A. Maib                           Thomas A. Player
Director                                Director


Date: March 31, 1999                    Date: March 31, 1999



/s/ Kenneth Roman                       /s/ Bruce W. Schnitzer
-----------------                       ----------------------
Kenneth Roman                           Bruce W. Schnitzer
Director                                Director

Date: March 31, 1999                    Date: March 31, 1999



/s/ David J. Stone                      /s/ David C. Smith
------------------                      ----------------------
David J. Stone                          David C. Smith
Director                                Chairman of the Board and Director

Date: March 31, 1999                    Date: March 31, 1999



/s/ Allan D. Greenberg
----------------------
Allan D. Greenberg
Director


Date: March 31, 1999

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Reference is made to data appearing on pages 50 through 89, and to the Independent Auditors' Report appearing on page 49 hereof.

Schedules:*                                                              Page

Independent Auditors' Report - Financial Statement Schedules......      Ex. 23

Schedule II       Condensed Financial Information of Registrant...        123
Schedule III      Supplementary Insurance Information.............        126
Schedule IV       Reinsurance.....................................        127
Schedule V        Valuation and Qualifying Accounts...............        128

* All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes hereto or in other schedules.

                                                                     SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                    CONDENSED STATEMENTS OF INCOME (LOSS) For
                the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                          1998            1997           1996
                                                                       -----------    -----------    -----------
Revenue:
   Interest income from subsidiaries.................................  $    19,663    $    21,173    $    35,525
   Other interest income.............................................        2,865          3,547          2,428
   Net gains from sale of investments................................          577             --             --
   Other income......................................................          589            249            423
                                                                       -----------    -----------    -----------
       Total revenue.................................................       23,694         24,969         38,376
                                                                       -----------    -----------    -----------

Operating expenses:
   General and administrative expenses...............................       19,429         36,939          2,493
   Interest and amortization of deferred debt issuance costs.........       42,730         23,103         17,920
   Restructuring charges.............................................        4,529             --             --
   Impairment provision associated with assets of
     Businesses Held for Sale........................................        9,000             --             --
                                                                       -----------    -----------    -----------
       Total operating expenses......................................       75,688         60,042         20,413
                                                                       -----------    -----------    -----------

Income (loss) before income taxes (benefits), equity in earnings of
   subsidiaries and extraordinary charge.............................      (51,994)       (35,073)        17,963
     Income tax expense (benefit)....................................       (3,132)        (8,689)           251
                                                                       -----------    -----------    -----------
Income (loss) before equity in earnings of subsidiaries
   and extraordinary charge..........................................      (48,862)       (26,384)        17,712
     Equity in earnings (losses) of subsidiaries.....................     (374,068)        76,524         72,305
                                                                       -----------    -----------    -----------
Income (loss) before extraordinary charge............................     (422,930)        50,140         90,017
     Extraordinary charge, net of income taxes of $--, $--and $932              --             --         (1,730)
                                                                       -----------    -----------    -----------
Net income (loss)....................................................  $  (422,930)   $    50,140    $    88,287
                                                                       ===========    ===========    ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                        As of December 31, 1998 and 1997
                                 (In thousands)

                                                                                         1998           1997
                                                                                      -----------    ----------
ASSETS
   Investments:
     Investment in subsidiaries.....................................................  $   730,436    $   932,931
     Notes receivable from subsidiaries.............................................      257,442        275,146
     Equity securities available for sale...........................................           --         22,948
     Other..........................................................................           --          1,075
                                                                                      -----------    -----------
       Total investments............................................................      987,878      1,232,100

   Cash and short term investments..................................................       12,654          4,464
   Accrued investment income due from subsidiaries..................................           --          8,697
   Deferred debt issuance costs.....................................................        4,896          2,219
   Other assets.....................................................................        1,145          6,849
                                                                                      -----------    -----------
       Total assets.................................................................  $ 1,006,573    $ 1,254,329
                                                                                      ===========    ===========

LIABILITIES
   Notes payable....................................................................  $   548,646    $   356,646
   Due to subsidiaries..............................................................           --          8,404
   Accrued expenses and other liabilities...........................................       21,986          9,176
                                                                                      -----------    -----------
       Total liabilities............................................................      570,632        374,226
                                                                                      -----------    -----------

   Mandatory redeemable preferred stock, Series C...................................           --         19,867

SHAREHOLDERS' EQUITY
   $3.375 Convertible preferred stock...............................................      112,454        110,513
   $3.50 Series II convertible preferred stock......................................      141,673        139,157
   Common stock.....................................................................          301            289
   Additional paid in capital.......................................................      430,321        397,590
   Accumulated other comprehensive income...........................................       19,995         35,034
   Retained earnings (deficit)......................................................     (234,921)       211,055
   Treasury shares..................................................................      (32,391)       (32,130)
   Notes receivable and other assets secured by common stock........................       (1,491)        (1,272)
                                                                                      -----------    -----------
       Total shareholders' equity...................................................      435,941        860,236
                                                                                      -----------    -----------
       Total liabilities and shareholders' equity...................................  $ 1,006,573    $ 1,254,329
                                                                                      ===========    ===========


                 See accompanying independent auditors' report.

                                                                     SCHEDULE II
                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                     CONDENSED STATEMENTS OF CASH FLOWS For
                the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                          1998            1997           1996
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss).................................................  $  (422,930)   $    50,140    $    88,287
   Adjustments to reconcile net income (loss) to net cash
     provided (used) in operating activities:
       Amortization of intangibles and depreciation..................        1,966          1,389          1,238
       Impairment provision associated with assets of
         Businesses Held for Sale....................................        9,000             --             --
       Equity in earnings (loss) of subsidiaries.....................      374,068        (76,524)       (72,305)
       Increase (decrease) in liabilities and due to subs............       (6,164)        12,870           (544)
       Other, net....................................................        2,644         (9,227)            79
                                                                       -----------    -----------    -----------
         Net cash provided (used) by operations......................      (41,416)       (21,352)        16,755
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Acquisition of businesses.........................................      (73,858)            --             --
   Purchase of equity security.......................................       (5,000)       (20,000)            --
   Sale of equity security...........................................       30,500             --             --
   Issuance of surplus note to subsidiary............................           --             --       (155,000)
   Principal payment on surplus note.................................           --             --        100,000
   Dividend received from subsidiary.................................       44,327         14,677         11,283
   Capital contribution to subsidiary................................       (7,853)       (14,889)      (208,708)
   Other, net........................................................          712        (42,142)            --
                                                                       -----------    -----------    -----------
       Net cash used by investing activities.........................      (11,172)       (62,354)      (252,425)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of notes payable.........................................      203,000        250,000        230,000
   Issuance of common stock..........................................            3             --        155,450
   Issuance of preferred stock.......................................           --             --        139,157
   Purchase of treasury stock........................................           --        (28,760)            --
   Reduction of notes payable........................................     (126,015)      (100,000)      (273,353)
   Redemption of preferred stock.....................................           --        (14,705)            --
   Other, primarily dividends, net...................................      (16,210)       (20,464)       (15,198)
                                                                       -----------    -----------    -----------
       Net cash provided by financing activities.....................       60,778         86,071        236,056
                                                                       -----------    -----------    -----------

Net increase in cash.................................................        8,190          2,365            386
Cash and short-term investments at beginning of year.................        4,464          2,099          1,713
                                                                       -----------    -----------    -----------
Cash and short-term investments at end of year.......................  $    12,654    $     4,464    $     2,099
                                                                       ===========    ===========    ===========
Supplemental Disclosure:
   Interest paid.....................................................  $    37,849    $    20,946    $    16,921
   Taxes paid (refunded).............................................         (213)            --            200
Non-cash financing activities:
   Redemption of Series C Preferred Stock............................       22,227             --             --
   Debt assumed with acquisition.....................................      115,015             --             --
   Securities issued in conjunction with acquisition.................           --             --         14,999
   Issuance of common stock associated with the acquisition of the
     Fickes and Stone Knightsbridge Interests........................        8,500             --             --
   Other ............................................................          261          1,281            948


                 See accompanying independent auditors' report.

                                                                    SCHEDULE III


                         PENNCORP FINANCIAL GROUP, INC.

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                      Future
                                      Policy                                               Amorti-
                                     Benefits                                Benefits,    zation of
                        Deferred      Losses,                                 Claims,     Deferred
                         Policy       Claims                      Net        Losses &      Policy        Other
                       Acquisition    & Loss       Premium    Investment    Settlement   Acquisition   Operating
                          Costs      Expenses      Revenue      Income       Expenses       Costs      Expenses
                          -----      --------      -------      ------       --------       -----      --------
1998
Fixed benefit.......  $        --   $    24,190  $   216,219  $    25,826  $   160,135  $    27,251  $   107,772
Life................      136,420     2,086,957      234,540      174,249      267,074       49,265       98,906
Accumulation........        3,288       755,891        8,399      168,977      114,553        2,775       22,819
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Total............  $   139,708   $ 2,867,038  $   459,158  $   369,052  $   541,762  $    79,291  $   229,497
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

1997
Fixed benefit.......  $   160,974   $   175,524  $   168,974  $    19,206  $    54,630  $    19,386  $    73,488
Life................      122,376     1,342,563      169,518       94,442      164,878       24,154       59,879
Accumulation........       26,767     1,771,838        7,074      159,589      104,781          783       12,878
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Total............  $   310,117   $ 3,289,925  $   345,566  $   273,237  $   324,289  $    44,323  $   146,245
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

1996
Fixed benefit.......  $   127,091   $   294,068  $   169,311  $    22,730  $    63,663  $    16,446  $    55,161
Life................      105,063     1,212,374      169,974       88,220      137,867       12,010       48,706
Accumulation........       20,274     2,060,013        8,805       99,784       70,381        2,288       12,693
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Total............  $   252,428   $ 3,566,455  $   348,090  $   210,734  $   271,911  $    30,744  $   116,560
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

                  See accompanying independent auditors' report

                                                                     SCHEDULE IV

                         PENNCORP FINANCIAL GROUP, INC.

                                   REINSURANCE
              For the years ended December 31, 1998, 1997, and 1996
                                 (In thousands)

                                                                                                     Percentage
                                                         Ceded to        Assumed                      Of Amount
                                           Gross           Other       from Other        Net           Assumed
                                          Amount         Companies      Companies      Amount          to Net
                                          ------         ---------      ---------      ------          ------
Year ended December 31, 1998:
     Life insurance in force.........  $  35,350,735  $  5,501,096    $  1,325,067   $  31,174,706
                                       =============  ============    ============   =============

Premiums:
     Accident and health insurance...  $     310,477  $     96,770    $      2,047   $     215,754      0.9%
     Life insurance/accumulation.....        275,840        36,407           3,971         243,404      1.6%
                                       -------------  ------------    ------------   -------------
                                       $     586,317  $    133,177    $      6,018   $     459,158
                                       =============  ============    ============   =============

Year ended December 31, 1997:
     Life insurance in force.........  $  24,618,960  $  4,366,266    $  1,251,538   $  21,504,232
                                       =============  ============    ============   =============

Premiums:
     Accident and health insurance...  $     172,511  $      2,537    $         --   $     169,974       --%
     Life insurance/accumulation.....        203,027        29,962           2,527         175,592      1.4%
                                       -------------  ------------    ------------   -------------
                                       $     375,538  $     32,499    $      2,527   $     345,566
                                       =============  ============    ============   =============

Year ended December 31, 1996:
     Life insurance in force.........  $  31,498,035  $  5,884,609    $  1,779,439   $  27,392,865
                                       =============  ============    ============   =============

Premiums:
     Accident and health insurance...  $     169,727  $        416    $         --   $     169,311       --%
     Life insurance/accumulation.....        189,098        11,639           1,320         178,779      0.7%
                                       -------------  ------------    ------------   -------------
                                       $     358,825  $     12,055    $      1,320   $     348,090
                                       =============  ============    ============   =============


                 See accompanying independent auditors' report.

                                                                      SCHEDULE V

                         PENNCORP FINANCIAL GROUP, INC.

                      VALUATION AND QUALIFYING ACCOUNTS For
                the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                          Balance at      Charge to      Charge to                     Balance at
                                           Beginning      Cost and       to Other                        End of
                                           Of Period      Expenses       Accounts       Deductions       Period
                                           ---------      --------       --------       ----------       ------
1998:
Mortgage loans on real estate.........  $     6,721(b) $    11,425     $        --    $    13,851(c) $     4,295
Allowance for bond losses.............           --             --              --             --             --
Unearned loan charges.................        1,569             --              --          1,569(c)          --
Accounts and notes receivable.........        9,205(b)       4,449              --          7,453(c)       6,201

1997:
Mortgage loans on real estate.........  $     4,211    $     2,106     $        --    $       276    $     6,041
Allowance for bond losses.............          189             --              --            189             --
Unearned loan charges.................          266          1,806              --            503          1,569
Accounts and notes receivable.........        6,528          9,102              --          6,605          9,025

1996:
Mortgage loans on real estate.........  $     4,211(a) $        --     $        --    $        --    $     4,211
Allowance for bond losses.............          189(a)          --              --             --            189
Unearned loan charges.................          266(a)          --              --             --            266
Accounts and notes receivable.........        8,388          4,082              --          5,942          6,528

--------------
(a)  Amount  recorded as a purchase  GAAP  adjustment  in  conjunction  with the acquisition of United Life.

(b) Includes amounts recorded as a purchase GAAP adjustment in conjunction with the acquisition of SW Financial.

(c)  Includes amounts transferred to assets of Businesses Held for Sale.


                 See accompanying independent auditors' report.

                                INDEX TO EXHIBITS

     2.1 Purchase Agreement dated as of December 31, 1998 among Universal American Financial Corp., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company and PennCorp Financial Services, Inc. (23)

     2.2 Stock Purchase Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and Pacific Life and Accident Insurance Company. (23)

     2.3 Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and PennCorp Financial Group, Inc. (23)

     3.1  Restated By-Laws of PennCorp Financial Group, Inc. (9)

     3.2 Third Restated Certificate of Incorporation of PennCorp Financial Group, Inc. (17)

     4.1  Certificate of Designation of Series C Preferred Stock. (4)

     4.2 Corrected Certificate of Designation of $3.375 Convertible Preferred Stock. (4)

     4.3 Certificate of Designation of $3.50 Series II Convertible Preferred Stock. (3)

     4.4 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (8)

     10.1 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994. (7)

     10.2 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994. (12)

     10.3 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996. (11)

     10.4 10% Promissory Note in the original principal amount of $30,661,996, issued by American-Amicable Holdings Corporation to Pennsylvania Life Insurance Company, dated July 1, 1996. (11)

                             MANAGEMENT COMPENSATION
                               RELATED AGREEMENTS

          10.5 PennCorp Financial, Inc. Retirement and Savings Plan. (10)

          10.6 PennCorp Financial Group, Inc. Retirement and Savings Plan. (1)

          10.7 PennCorp Financial Group, Inc. 1992 Stock Option Plan. (10)

          10.8 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (10)

          10.9 Form of Restricted Stock Agreement by and between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (6)

         10.10 Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone entered into June 7, 1996. (11)

         10.11 Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes entered into June 7, 1996. (11)

         10.12 Amendment Number One to Employment Agreement between PennCorp Financial Group, Inc. and David J. Stone dated April 28, 1997.
               (12)

         10.13 Amendment Number One to Employment Agreement between PennCorp Financial Group, Inc. and Steven W. Fickes dated April 28, 1997.
               (12)

         10.14 Amendment  No.  2  to  Employment   Agreement   between  PennCorp
               Financial Group, Inc. and David J. Stone entered into January 5, 1998. (18)

         10.15 Amendment  No.  2  to  Employment   Agreement   between  PennCorp
               Financial Group, Inc. and Steven W. Fickes entered into January 5, 1998. (18)

         10.16 Amendment No. 3 to Employment Agreement dated the 10th day of November, 1998 and effective as of the 21st day of August, 1998 by and between PennCorp Financial Group, Inc. and David J. Stone.
               (21)

         10.17 Executive Retention Agreement between Charles Lubochinski and PennCorp Financial Group, Inc. (18)

         10.18 Schedule of similar Executive Retention Agreements. (18)

         10.19 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan. (11)

         10.20 Amendment Number One to PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan. (17)

         10.21 Amendment Number Two to PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan. (1)

         10.22 PennCorp Financial Group, Inc. 1996 Senior Executive Annual Incentive Award Plan. (11)

         10.23 Amendment Agreement dated July 29, 1998 to Executive Retention Agreement by and between Michael Prager and PennCorp Financial Group, Inc. (21)

         10.24 Accommodation Agreement entered into as of July 6, 1998 by and between PennCorp Financial Group, Inc. and David J. Stone. (21)

         10.25 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott. (19)

         10.26 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott. (19)

         10.27 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman. (19)

         10.28 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman. (19)

         10.29 Executive Employment Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib. (19)

         10.30 Executive Retention Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib. (19)

         10.31 Letter Agreement dated May 21, 1998 for Option to Purchase Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and James P. McDermott. (1)

         10.32 Letter Agreement dated May 21, 1998 for Option to Purchase Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Scott D. Silverman (1)

         10.33 Letter Agreement dated May 21, 1998 for Option to Purchase Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Charles Lubochinski (1)

         10.34 Letter Agreement dated May 21, 1998 for Option to Purchase Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Michael Prager (1)

    10.35 Conversion, Standstill and Registration Rights Agreement between United Companies Financial Corporation and PennCorp Financial Group, Inc. dated as of July 24, 1996. (11)

    10.36 Registration Rights Agreement dated as of August 2, 1996, by and among PennCorp Financial Group, Inc., Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (11)

    10.37 Credit Agreement dated March 12, 1997 by and among PennCorp Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and NationsBank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent. (13)

    10.38 Amendment No. 1 and Waiver dated as of June 13, 1997 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (19)

    10.39 Amendment No. 2 and Waiver dated as of April 17, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (19)

    10.40 Waiver dated as of August 14, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (1)

    10.41 Amendment No. 3 dated as of September 11, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (20)

    10.42 Amendment No. 4 and Waiver dated as of November 16, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (22)

    10.43 Amendment No. 5 dated as of December 31, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (23)

    10.44 United Life Consent Agreement dated as of March 5, 1999 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement dated as of March 12, 1997 and The Bank of New York. (24)

    10.45 Revision Agreement, dated as of May 30, 1997, by and among United Companies Financial Corporation, PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company and each additional party set forth on the signature pages thereto. (14)

    10.46 Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, dated May 17, 1996. (14)

    10.47 Second Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997. (14)

    10.48 Third Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997. (14)

    10.49 Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.
          (14)

    10.50 Second Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

    10.51 Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.
          (14)

    10.52 Second Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

    10.53 Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997.
          (14)

    10.54 Second Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

    10.55 Amendment to Surplus Debenture dated December 14, 1995 in the original principal amount of $80,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation. (19)

    10.56 Amendment to Surplus Debenture dated January 1, 1996 in the original principal amount of $40,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation. (19)

    10.57 Note Purchase, Release and Settlement Agreement, dated July 13, 1997, executed by Lone Star Liquidating Trust, PennCorp Financial Group, Inc. and Southwestern Financial Corporation . (15)

    10.58 Amended and Restated Assignment Agreement dated as of January 2, 1998 by and between PennCorp Financial Group, Inc. and Knightsbridge Capital Fund I, L.P. (16)

    10.59 Amended and Restated Assignment Agreement dated as of January 2, 1998 by and between PennCorp Financial Group, Inc., David J. Stone, Steven
          W. Fickes, the Steven Wayne Fickes, Jr. Trust dated December 21, 1995 and the Kathryn Elizabeth Fickes Trust dated December 21, 1995. (16)

    10.60 Agreement dated September 22, 1998 by PennCorp Financial Group, Inc. and certain subsidiaries signatory to the Agreement and the Texas Department of Insurance. (21)

     12   Computation of ratio of earnings to fixed charges. (1)

     21   List of subsidiaries of the Registrant. (1)

     23.1 Auditors consent. (1)

     23.2 Auditors consent. (1)

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

(4) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

(5) Such exhibit is incorporated by reference to the Form 8-A dated July 11, 1995 which was filed by PennCorp Financial Group, Inc. with the Securities and Exchange Commission on July 12, 1995.

(6) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1994 of PennCorp Financial Group, Inc.

(7) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1994 of PennCorp Financial Group, Inc.

(8) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of PennCorp Financial Group, Inc.

(9) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 of PennCorp Financial Group, Inc.

(10) Such exhibit is incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-50530) of PennCorp Financial Group, Inc. filed on August 6, 1992.

(11) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(12) Such exhibit is incorporated by reference to Amendment Number 2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(13) Such exhibit is incorporated by reference to the Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of PennCorp Financial Group, Inc.

(14) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1997 of PennCorp Financial Group, Inc.

(15) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1997 of PennCorp Financial Group, Inc.

(16) Such exhibit is incorporated by reference to the Form 8-K dated January 13, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 13, 1998 relating to the acquisition of common stock and common stock warrants of Southwestern Financial Corporation not previously owned by PennCorp Financial Group, Inc.

(17) Such exhibit is incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-48629) of PennCorp Financial Group, Inc. filed on March 24, 1998.

(18) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of PennCorp Financial Group, Inc.

(19) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1998 of PennCorp Financial Group, Inc.

(20) Such exhibit is incorporated by reference to the Form 8-K dated September 15, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on September 15, 1998 relating to Amendment No. 3 to Credit Agreement.

(21) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1998 of PennCorp Financial Group, Inc.

(22) Such exhibit is incorporated by reference to the Form 8-K dated November 17, 1998 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on November 17, 1998 relating to Amendment No. 4 and Waiver of Credit Agreement.

(23) Such exhibit is incorporated by reference to the Form 8-K dated January 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 11, 1999 relating to the acquisition of Pennsylvania Life Insurance Company, Union Bankers Insurance Company and related entities, the acquisition of Professional Insurance Company, and Amendment No. 5 to Credit Agreement.

(24) Such exhibit is incorporated by reference to the Form 8-K dated March 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on March 11, 1999 relating to the United Life Consent Agreement by and among PennCorp Financial Group, Inc. lenders signatory to the Credit Agreement dated as of March 12, 1997 and The Bank of New York.