Form 10-Q
period 1999-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 1999-05-17
CIK 890449

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

                  For the quarterly period ended March 31, 1999

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                   13-3543540
      (State or other jurisdiction of       (I.R.S. employer identification no.)
        incorporation or organization)
c/o Southwestern Financial Services Corporation               75201
          717 North Harwood Street                          (Zip code)
                Dallas, Texas
 (Address of principal executive offices)

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of May 11, 1999, was 29,026,496.



--------------------------------------------------------------------------------

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I -- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations and
                         Comprehensive Income (Loss)...........................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Review by Independent Certified Public Accountants..........15
                  Independent Auditors' Review Report.........................16
         Item 2. Management's Discussion And Analysis of Financial Condition
                         and Results of Operations............................17
         Item 3. Quantitative and Qualitative Disclosures About Market Risk...31

PART II -- OTHER INFORMATION
         Item 1. Legal Proceedings............................................32
         Item 6. Exhibits and Reports on Form 8-K.............................32

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      March 31,     December 31,
                                                                                        1999            1998
                                                                                    -------------  ------------
                                                                                     (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  2,518,510   $  2,589,714
   Equity securities available for sale, at fair value............................         2,026          2,035
   Mortgage loans on real estate..................................................        35,026         36,882
   Policy loans...................................................................       205,409        207,490
   Cash and short-term investments................................................       122,521         92,727
   Other investments..............................................................        27,348         27,406
                                                                                    ------------   ------------
     Total investments ...........................................................     2,910,840      2,956,254
Accrued investment income.........................................................        36,420         37,291
Accounts and notes receivable.....................................................        12,332         14,319
Present value of insurance in force...............................................       176,288        170,729
Deferred policy acquisition costs.................................................       144,867        139,708
Costs in excess of net assets acquired............................................       106,486        108,070
Income taxes, primarily deferred..................................................        56,575         44,597
Other assets......................................................................       149,847        138,629
Assets of Businesses Held for Sale................................................     2,259,376      2,421,804
                                                                                    ------------   ------------
     Total assets ................................................................  $  5,853,031   $  6,031,401
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities and accruals...................................................  $  2,837,126   $  2,867,038
Notes payable.....................................................................       510,887        550,923
Obligations in course of settlement...............................................        40,000             --
Accrued expenses and other liabilities............................................       115,378        110,945
Liabilities of Businesses Held for Sale...........................................     1,983,486      2,066,554
                                                                                    ------------   ------------
     Total liabilities............................................................     5,486,877      5,595,460
                                                                                    ------------   ------------

Shareholders' equity:
$3.375  Convertible  Preferred  Stock,  $.01 par value,  $50  redemption  value;
   authorized, issued and outstanding 2,300,000 at March 31, 1999 and
   December 31, 1998..............................................................       114,394        112,454
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,875,000 at March 31, 1999 and
   December 31, 1998..............................................................       144,189        141,673
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding
   30,143,416 at March 31, 1999 and 30,072,344 at December 31, 1998...............           303            301
Additional paid-in capital........................................................       430,421        430,321
Accumulated other comprehensive income (loss), net of income taxes (benefits).....        (8,200)        19,995
Retained earnings (deficit).......................................................      (281,069)      (234,921)
Treasury shares (1,116,920 at March 31, 1999 and 1,105,369 at December 31, 1998)..       (32,391)       (32,391)
Notes receivable and other assets secured by common stock.........................        (1,493)        (1,491)
                                                                                    ------------   ------------
     Total shareholders' equity...................................................       366,154        435,941
                                                                                    ------------   ------------
     Total liabilities and shareholders' equity ..................................  $  5,853,031   $  6,031,401
                                                                                    ============   ============

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                      Three Month Periods Ended
                                                                                              March 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
REVENUES:
   Premiums, principally accident and sickness....................................  $      81,392  $      89,425
   Interest sensitive policy product charges......................................         32,480         34,167
   Net investment income..........................................................         86,107         96,215
   Other income...................................................................         10,945         11,321
   Net gains from the sale of investments.........................................          2,179          1,523
   Net gain from sale of subsidiary...............................................            996             --
                                                                                    -------------  -------------
     Total revenues...............................................................        214,099        232,651
                                                                                    -------------  -------------

BENEFITS AND EXPENSES:
   Claims incurred................................................................         72,916         82,034
   Change in liability for future policy benefits and other policy benefits.......         55,711         56,061
   Amortization of present value of insurance in force and deferred policy
     acquisition costs............................................................         22,369         23,973
   Amortization of costs in excess of net assets acquired and other intangibles...          2,028          3,742
   Underwriting and other administrative expenses.................................         53,718         43,261
   Interest and amortization of deferred debt issuance costs......................         14,120          9,917
   Restructuring charge...........................................................              5          8,017
   Impairment provision associated with Assets of Businesses Held for Sale........         30,287             --
                                                                                    -------------  -------------
     Total benefits and expenses..................................................        251,154        227,005
                                                                                    -------------  -------------
Income (loss) before income taxes and extraordinary charge........................        (37,055)         5,646
     Income taxes.................................................................          4,600          2,757
                                                                                    -------------  -------------
Income (loss) before extraordinary charge.........................................        (41,655)         2,889
     Extraordinary charge.........................................................             --         (1,671)
                                                                                    -------------  -------------
Net income (loss).................................................................        (41,655)         1,218
     Preferred stock dividend requirements........................................          4,456          4,904
                                                                                    -------------  -------------
Net loss applicable to common stock...............................................  $     (46,111) $      (3,686)
                                                                                    =============  =============

PER SHARE INFORMATION:
Basic:
   Loss before extraordinary charge applicable to common stock....................  $       (1.58) $       (0.14)
     Extraordinary charge, net of income taxes....................................             --          (0.06)
                                                                                    -------------  -------------
   Net loss applicable to common stock............................................  $       (1.58) $       (0.20)
                                                                                    =============  =============

Common shares used in computing basic loss per share..............................         29,184         28,572
                                                                                    =============  =============

Diluted:
   Loss before extraordinary charge applicable to common stock....................  $       (1.58) $       (0.14)
     Extraordinary charge, net of income taxes....................................             --          (0.06)
                                                                                    -------------  -------------
   Net loss applicable to common stock............................................  $       (1.58) $       (0.20)
                                                                                    =============  =============

Common shares used in computing diluted loss per share............................         29,184         28,572
                                                                                    =============  =============

COMPREHENSIVE INCOME (LOSS) INFORMATION:
   Net income (loss)..............................................................  $     (41,655) $       1,218
   Change in unrealized foreign currency translation gains, net of income taxes...          1,070          1,869
   Change in unrealized holding gains (losses) arising during the period on securities available for sale, net of income taxes (benefits) of
     $(15,230) and $123...........................................................        (26,617)         1,673
   Reclassification adjustments for gains included in net income (loss)...........         (1,835)        (1,445)
   Decrease in unrealized gains resulting from the sale of subsidiary,
     net of income tax of $438....................................................           (813)            --
                                                                                    -------------  -------------
       Total comprehensive income (loss) applicable to common stock...............  $     (69,850) $       3,315
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Month Periods Ended
                                                                                              March 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
Cash flows from operating activities:
   Income (loss) before extraordinary charge......................................  $     (41,655) $       2,889
   Adjustments to reconcile income before extraordinary charge to net cash provided (used) by operating activities:
       Impairment provision associated with Assets of Businesses Held for Sale....         30,287             --
       Net gain from sale of subsidiary...........................................           (996)            --
       Capitalization of deferred policy acquisition costs........................        (26,864)       (34,399)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net..........         23,042         26,010
       Increase in policy liabilities, accruals and other policyholder funds......          1,032          3,514
       Other, net.................................................................          3,149         16,169
                                                                                    -------------  -------------
           Net cash provided (used) by operating activities.......................        (12,005)        14,183
                                                                                    -------------  -------------
Cash flows from investing activities:
   Cash received from sale of subsidiary, net of cash and short-term
     investments of $6,482 of subsidiary sold.....................................         33,740             --
   Cash and short-term investments acquired in acquisition of businesses,
     net of cash expended of $82,771 in 1998......................................             --         91,492
   Purchases of fixed maturity securities available for sale......................       (435,218)      (276,426)
   Purchases of equity securities available for sale..............................             --        (16,063)
   Maturities of fixed maturity securities available for sale.....................        119,117         23,462
   Sales of fixed maturity securities available for sale..........................        341,378        241,252
   Sales of equity securities.....................................................             10            271
   Acquisitions and originations of mortgage loans................................           (844)       (10,849)
   Sales of mortgage loans........................................................            195          2,928
   Principal collected on mortgage loans..........................................         13,021         13,826
   Other, net.....................................................................          2,415          4,438
                                                                                    -------------  -------------
       Net cash provided by investing activities..................................         73,814         74,331
                                                                                    -------------  -------------
Cash flows from financing activities:
   Additional borrowings..........................................................             --        200,000
   Reduction in notes payable.....................................................            (36)      (126,164)
   Dividends on preferred and common stock........................................             --         (6,354)
   Receipts from interest sensitive polices credited to policyholder
     account balances.............................................................         57,774         62,748
   Return of policyholder account balances on interest sensitive products.........       (145,075)      (144,170)
                                                                                    -------------  -------------
       Net cash used by financing activities......................................        (87,377)       (13,940)
                                                                                    -------------  -------------
       Net increase (decrease) in cash............................................        (25,528)        74,574
Cash and short-term investments at beginning of period............................        224,260        109,013
                                                                                    -------------  -------------
Cash and short-term investments at end of period (including $76,211 and
   $72,493 of cash and short-term investments classified as Assets of Businesses
   Held for Sale in 1999 and 1998)................................................  $     198,732  $     183,587
                                                                                    =============  =============
Supplemental disclosures:
     Income taxes paid (refunded).................................................  $        (211) $       2,228
                                                                                    =============  =============
     Interest paid................................................................  $       7,330  $       5,793
                                                                                    =============  =============
Non-cash financing activities:
     Redemption of Series C Preferred stock.......................................  $          --  $      22,227
                                                                                    =============  =============
     Issuance of common stock associated with the acquisition of businesses.......  $          --  $       8,500
                                                                                    =============  =============
     Accrued and unpaid preferred stock dividends.................................  $       4,456  $          --
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life"); Peninsular Life Insurance Company ("Peninsular"); Professional Insurance Company ("Professional"); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries, Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company ("Constitution"), Union Bankers Insurance Company ("Union Bankers"), and Marquette National Life Insurance Company ("Marquette"); Security Life and Trust Insurance Company ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life"); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX"), an internet service provider, UC Mortgage Corp.("UC") and Cyberlink Development, Inc. ("Cyberlink").

As a result of the Company's announcement of its decision to sell the Career Sales Division (the Career Sales Division is comprised of the operations of Penn Life, Peninsular, Union Bankers, Constitution and Marquette), KIVEX, Professional, United Life, UC, Cyberlink and Marketing One within a period not likely to exceed one year, the assets and liabilities of the Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One (collectively the "Businesses Held for Sale") were reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" as of December 31, 1998. The Assets of Businesses Held for Sale and Liabilities of Businesses Held for Sale as of March 31, 1999 excluded the accounts of Professional as a result of the consummation of the sale of Professional on March 31, 1999 (see Note 3 of Notes to Unaudited Consolidated Financial Statements).

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

The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities."   SFAS  No.  133  defines   derivative   instruments  and  provides
comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain

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

3. DISPOSITIONS AND OTHER TRANSACTIONS

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. The operating results of Professional are included in the consolidated operating results through March 31, 1999. The Company realized a gain from the sale of Professional totaling $996. This was partially offset by a decrease in unrealized gains of $813 resulting from the sale of Professional. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which occur prior to August 23, 1999 which will likely result in a reduction of the consideration received by the Company of approximately $1,000.

On February 21, 1999, the Company signed a definitive agreement to sell United Life and its wholly-owned subsidiary, United Variable Services, Inc., to ING America Insurance Holdings, Inc. ("ING"). The sale of United Life to ING also includes the sale of UC, Cyberlink and certain assets of Marketing One ("United Life Assets"). The sale was consummated on April 30, 1999 (see Note 10 of Notes to Unaudited Consolidated Financial Statements).

On December 31, 1998, the Company entered into a definitive agreement to sell the Career Sales Division and related assets to Universal American Financial Corp. ("Universal American"). The purchase price of $175,000 is subject to adjustment based on the capital and surplus of the Career Sales Division at the closing date. The purchase price consists of $136,000 in cash and $39,000 initial principal amount, subject to adjustment, of subordinated notes of Universal American. The subordinated notes will bear interest at a rate of 8.0% per annum and will mature ten years from date of issuance. The accreted value of the notes will be subject to offset in the event of adverse development (or subject to increase in the event of positive development) in the disability income reserves of PLIC and may be offset for other indemnification claims under the purchase and sale agreement. In addition, the Company is required under the terms of the purchase and sale agreement to deliver the Career Sales Division and related assets with certain minimum levels of statutory capital and surplus, pay certain ongoing costs and other expenses.

The Company has recently held a series of discussions with representatives of Universal American regarding certain closing conditions outlined in the purchase and sale agreement, specifically, the condition relating to reserves. These discussions were prompted by the preliminary findings of a third party actuarial review performed on the Career Sales Division's Penn Life subsidiaries. Such findings relate primarily to an approximately $16,200 deficiency in Penn Life's statutory reserves associated with its disability income block of business. Universal American has indicated that such findings are not acceptable under the current contractual arrangements. The Company and Universal American are working towards a definitive solution for restructuring the December 31, 1998 definitive agreement to consider the impact of the preliminary actuarial findings, as well as other components of the existing definitive agreement. Such modifications to the existing purchase and sale agreement would require approval by a majority of the banks comprising the participating institutions of the amended Bank Credit Facility ("Bank Group"). There can be no assurance that the Company and Universal American will come to a definitive agreement with respect to modified terms to the existing purchase and sale agreement or, should the Company and Universal American reach an agreement, that the Company will receive the required Bank Group approval or that the acquisition will be consummated.

As a result of the preliminary actuarial findings and their likely impact on the fair value of Career Sales Division, the Company has recorded an additional impairment provision aggregating $30,287 during the period ended March 31, 1999. The Company will continue to evaluate fair value of the Career Sales Division in light of the ongoing negotiations.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. DISPOSITIONS AND OTHER TRANSACTIONS (Continued)

In the third quarter 1998, the Company made the decision to sell KIVEX. The Company has engaged the investment banking firm of ING Barings Furman Selz. As of May 14, 1999, the Company has received expressions of interest from potential purchasers, but has not entered into a definitive agreement to sell KIVEX.

4. NOTES PAYABLE

On March 31, 1999, the Company entered into an amendment (the "amendment") to its existing bank credit facility (the "Bank Credit Facility"). The amendment provides for additional covenants and revises certain financial covenants to the Bank Credit Facility. In addition, the amendment changes the maturity date of the Bank Credit Facility to May 2000. Significant additional covenants include the requirement for the Company to repay indebtedness at specified dates and amounts throughout 1999, based upon anticipated dates and cash proceeds to be received from the consummation of the Career Sales Division, Professional and the United Life Asset sales. The timing and required debt reduction are as follows:

                   Date                          Amount
                   ----                          ------

              April 30, 1999                 $       40,000
              May 31, 1999                          127,000
              June 30, 1999                          70,000

The required debt reduction of $40,000 was made on April 1, 1999 with proceeds from the sale of Professional and the required debt reduction of $127,000 was made on April 30, 1999 with proceeds from the sale of the United Life Assets. The Company's ability to meet the remaining debt reduction covenants of the Bank Credit Facility is dependent on being able to consummate the sale of the Career Sales Division to generate sufficient cash flows.

Though the Company has the obligation to consummate the sales of the Businesses Held for Sale and to prepay the loans to certain covenanted levels, the Company may not have the requisite ability to effectuate the sale as a result of the restrictive covenants contained in the amended Bank Credit Facility. The accessibility of the cash proceeds of the Businesses Held for Sale is the subject of regulatory approval. While certain regulatory filings with respect to the sale of the Businesses Held for Sale have been made, not all filings have been so made and the final structure by which such proceeds will be upstreamed to the Company has not yet been finalized. The amended Bank Credit Facility provides that the Company and its subsidiaries are limited from entering into certain mergers, consolidations, amalgamations, liquidations, winding up or dissolutions, incurring certain indebtedness and liabilities, making dispositions, prepaying certain indebtedness, declaring dividends, or issuing, redeeming, purchasing, retiring, exchanging or converting capital securities, in each case with very limited or scheduled exceptions. While the Company believes it has scheduled or otherwise provided for a majority of the possible combinations it will take to effectively upstream the cash proceeds of the sales of the Businesses Held for Sale, it is not possible to foresee all combinations. Accordingly, the mechanism to upstream to the Company the necessary cash to pay the covenanted prepayment under the amended Bank Credit Facility may be subject to the approval of the majority banks which, if not given, would result in an event of default under the amended Bank Credit Facility. Should the sale transactions not close within specified time periods, the Company may face difficulty in meeting its existing and estimated cash obligations and would be in default of certain covenants under the amended Bank Credit Facility.

The net proceeds available to the Company from the asset sales may vary significantly from current estimates as a result of (i) minimum levels of statutory capital and surplus required to be delivered at closing for certain insurance subsidiaries, (ii) amounts to be held in escrow, (iii) valuation of certain consideration to be received by the Company, (iv) the timing of the closing and (v) various indemnification obligations included in each purchase and sale agreement. Specifically, the purchase and sale agreement for the Career Sales Division requires the purchaser to be satisfied with disability claims reserve liabilities and other active life reserves. The Company has received preliminary reports from an actuarial consulting firm engaged to provide analysis to the purchaser regarding such reserves. The Company is aware of potential deficiencies in the statutory determination of certain statutory reserves that will likely impact the total consideration the Company is to receive. The Company and Universal American have engaged in discussions and are working toward the resolution of the statutory reserve issues (see Note 3 of Notes to Unaudited Consolidated Financial Statements).

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. NOTES PAYABLE (Continued)

The Bank Credit Agreement provides certain relief from the June 30, 1999 $70,000 required debt reduction should the Company be unable to consummate the sale of the Career Sales Division to Universal American. Should the Universal American transaction terminate on or before June 30, 1999, the Company shall, on or before September 30, 1999, enter into one or more definitive agreements to sell the Career Sales Division or other assets pursuant to which the majority of the Bank Group has determined that the Company will receive net cash proceeds of not less than $70,000 that the Bank Group has determined will be available to the Company to be applied to the outstanding senior bank debt no later than December 31, 1999.

The amendment requires the Company to work with the Bank Group on aggregating cash at the parent company level, provide information on asset sale transactions, obtain the Bank Group's consent to the potential sale of KIVEX and meet certain cash flow payment requirements from the Company's insurance subsidiaries on specified dates. In addition, the amendment eliminates the Company's ability to pay dividends on its common and preferred stock and severely limits the ability of the Company to effectuate the sale of capital securities or to borrow funds available under the amended Bank Credit Facility. With respect to borrowings, the Company may only borrow funds, up to $7,000, for the payment of interest under the amended Bank Credit Facility and the unsecured 9 1/4 senior subordinated notes subject to certain restrictions. Upon consummation of the Career Sales Division divestiture, the commitment will be reduced to $5,000. Finally, the amendment modifies pricing spreads, fees and other costs associated with the Bank Credit Facility.

5. PRO FORMA FINANCIAL INFORMATION

The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One. The pro forma statement of operations for the three month periods ended March 31, 1999 and 1998 give effect to such sales as if they had occurred on January 1, 1998. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1998, or results which may occur in the future.

     (In thousands, except per share amounts)
                                                                                 As Reported     Pro forma
     For the three month period ended March 31,                                     1999           1999
     ------------------------------------------------------------------------   -------------  -------------
     Total revenues..........................................................   $     214,099  $     112,086
     Net loss................................................................         (41,655)       (17,032)
     Net loss applicable to common stock.....................................         (46,111)       (21,488)
     Per share information:
       Net loss applicable to common stock-basic.............................   $       (1.58) $       (0.74)
       Net loss applicable to common stock-diluted...........................           (1.58)         (0.74)

                                                                                 As Reported     Pro forma
     For the three month period ended March 31,                                     1998           1998
     ------------------------------------------------------------------------   -------------  -------------

     Total revenues..........................................................   $     232,651  $     120,200
     Income (loss) before extraordinary charge...............................           2,889         (2,730)
     Loss before extraordinary charge applicable to common stock.............          (2,015)        (7,634)
     Per share information:
       Loss before extraordinary charge applicable to common stock-basic.....   $       (0.14) $       (0.27)
       Loss before extraordinary charge applicable to common stock-diluted...           (0.14)         (0.27)

6. RESTRUCTURING CHARGES

As a result of the tremendous growth of the Company and the diversification of the underlying business units resulting from acquisition over time, the Company began a strategic business evaluation in the third quarter of 1996. The review resulted

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. RESTRUCTURING CHARGES (Continued)

in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division in 1997.

On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest (the controlling interest in Southwestern Financial Corporation ("SW Financial") owned by Messrs. Steven W. Fickes, a former executive officer and director, and David J. Stone, a director and former executive officer of the Company) and the Fickes and Stone Knightsbridge Interest (the interests in KB Investment Fund I, LP, formerly known as Knightsbridge Capital Fund I, LP; KB Management LLC and KB Consultants LLC, formerly known as Knightsbridge Consultants LLC; owned by Messrs. Fickes and Stone). The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11,767 for the three month period ended March 31, 1998, directly and indirectly associated with the divisional restructuring.

The restructuring costs recognized the following for the three month period ended March 31, 1998:


 Severance and related benefits incurred due to staff reduction....  $     3,831
 Estimated holding costs of vacated facilities.....................        2,205
 Write-off of certain fixed assets and other impaired assets.......          862
 Estimated contract termination costs..............................        4,869
                                                                     -----------
      Total restructuring costs....................................  $    11,767
                                                                     ===========

During the three month period ended March 31, 1999, the Company re-evaluated the restructuring costs and increased the remaining accruals by $5. During the three month period ended March 31, 1998, the Company re-evaluated the restructuring costs and reduced the remaining accruals by $3,750 as a result of the final determination of certain obligations. As of March 31, 1999, the Company had remaining accruals associated with restructuring charges aggregating $4,475.

7. BUSINESS SEGMENT INFORMATION

Segment data as of March 31, 1999 and December 31, 1998 and for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
   Premiums and policy product charges:
       Financial Services Division..............................................  $      33,786    $      37,093
       Payroll Sales Division...................................................         23,283           22,003
       Businesses Held for Sale (United States).................................         45,879           52,976
       Businesses Held for Sale (Canada)........................................         10,924           11,520
                                                                                  -------------    -------------
                                                                                  $     113,872    $     123,592
                                                                                  =============    =============
   Operating profit:
       Financial Services Division..............................................  $       3,528    $      11,375
       Payroll Sales Division...................................................          1,899            4,928
       Businesses Held for Sale.................................................          7,723            9,040
                                                                                  -------------    -------------
                                                                                  $      13,150    $      25,343
                                                                                  =============    =============

                                                                                    March 31,       December 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
   Total assets:
       Financial Services Division..............................................  $   2,772,102    $   2,823,007
       Payroll Sales Division...................................................        731,327          695,777
       Businesses Held for Sale (United States).................................      2,115,640        2,294,945
       Businesses Held for Sale (Canada)........................................        143,736          126,859
                                                                                  -------------    -------------
                                                                                  $   5,762,805    $   5,940,588
                                                                                  =============    =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. BUSINESS SEGMENT INFORMATION (Continued)

Reconciliations of segment data to the Company's consolidated data are as follows:

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
   Total revenues:
       Segments--premiums and policy product charges............................. $     113,872    $     123,592
       Net investment income....................................................         86,107           96,215
       Other income.............................................................         10,945           11,321
       Net gain from sale of investments........................................          2,179            1,523
       Net gain from sale of subsidiary.........................................            996               --
                                                                                  -------------    -------------
                                                                                  $     214,099    $     232,651
                                                                                  =============    =============

   Income (loss) before income taxes and extraordinary charge:
       Segments.................................................................  $      13,150    $      25,343
       Corporate expenses and eliminations......................................         (8,968)          (3,286)
       Impairment provision associated with Assets of Businesses Held for Sale..        (30,287)              --
       Interest and amortization of deferred debt issuance costs................        (14,120)          (9,917)
       Net gains on the sale of investments.....................................          2,179            1,523
       Net gain from sale of subsidiary.........................................            996               --
       Restructuring costs......................................................             (5)          (8,017)
                                                                                  -------------    -------------
                                                                                  $     (37,055)   $       5,646
                                                                                  =============    =============

                                                                                    March 31,       December 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
   Total assets:
       Segments.................................................................  $   5,762,805    $   5,940,588
       Corporate and other......................................................         90,226           90,813
                                                                                  -------------    -------------
                                                                                  $   5,853,031    $   6,031,401
                                                                                  =============    =============

8. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

The Assets and Liabilities of Businesses Held for Sale at March 31, 1999 and December 31, 1998 were as follows:

                                                                                      1999              1998
                                                                                  -------------    -------------
       Invested assets..........................................................  $   1,846,503    $   1,974,280
       Insurance assets.........................................................        302,983          329,950
       Other assets.............................................................        109,890          117,574
                                                                                  -------------    -------------
         Total assets...........................................................  $   2,259,376    $   2,421,804
                                                                                  =============    =============

       Insurance liabilities....................................................  $   1,774,354    $   1,853,163
       Other Liabilities........................................................        209,132          213,391
                                                                                  -------------    -------------
         Total liabilities......................................................  $   1,983,486    $   2,066,554
                                                                                  =============    =============

9. COMMITMENTS AND CONTINGENCIES

During the third quarter of 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current or former directors and officers.

During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (Continued)

as co-lead counsel for shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, the Company, David J. Stone, a director and formerly Chairman and Chief Executive Officer, and Steven W. Fickes, formerly a director and President and Chief Financial Officer was filed on March 15, 1999 (the "Complaint").

The Complaint alleges that defendants violated the Securities Exchange Act of 1934. Among other things, plaintiffs claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the Securities and Exchange Commission (the "SEC").

Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock and purchasers of the Company's subordinated notes during the period of February 8, 1996 through November 16, 1998.

During a conference on March 19, 1999, defendants sought and were granted permission to file a motion to dismiss the Complaint. Although there are no assurances that the motion to dismiss will be granted, management believes that there are meritorious defenses to the action that will be raised in connection with the motion, including whether the Complaint adequately pleads scienter (i.e., intent to defraud) as required under the Private Securities Litigation Reform Act of 1995.

The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15,000 of primary and $10,000 of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of all expenses and any losses in excess of a $1,000 retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint.

The Company expects that this litigation will not affect its ability to operate through December 31, 1999. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if there is an adverse outcome with respect to such proceedings, it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

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

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not changing insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who recently reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. No further communications from the NCAG have been received to date. The Company has initiated

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (Continued)

an exchange program which enables policyholders of such life insurance products to terminate their policies and obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. As of March 31, 1999, Security Life has established a regulatorily required contingency reserve aggregating approximately $9,000 in its statutory financial statements associated with the exchange program. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

The life insurance subsidiaries of the Company are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. Assessments from guaranty associations, which have not been material, are recorded in accordance with Statement of Position 97-3 issued by the AICPA, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments."

In May 1998, the three senior executives of the Company entered into two year employment agreements with the Company which have various annual bonus and termination provisions. As of March 31, 1999, the Company had accrued compensation expense of approximately $450 and $4,343 for the annual 1999 bonus and termination provisions, respectively associated with these employment agreements. Termination provisions are payable upon the expiration of the employment agreement, termination by the Company without cause, or termination by the officer for "good reason" as defined in the employment agreements.

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

Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant and that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (Continued)

in the Company's business, the Company has developed various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

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

Each of the definitive purchase and sale agreements the Company has entered into for the disposition of Professional, the United Life Assets and the Career Sales Division, contain indemnification provisions which survive the consummation of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company breach certain representation and warranty provisions under any of the purchase and sale agreements.

The Company has outstanding commitments to invest up to $15,223 in various limited partnership funds and other investments.

The Company has a contingent obligation for mortgage loans previously sold aggregating $5,650 as a result of the Company acting as a servicing conduit.

10. SUBSEQUENT EVENTS

On April 30, 1999, the Company consummated the sale of the United Life Assets to ING. The aggregate purchase price totaled $154,052 including a dividend of $2,052 that was paid by United Life at closing. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which are likely to occur prior to July 29, 1999.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The March 31, 1999 and 1998, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review is included on the following page.


                  (Remainder of Page Intentionally Left Blank)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations and comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998, and consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1998, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/S/KPMG LLP
Dallas, Texas
May 13, 1999

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998.

The following discussion should also be read in conjunction with the unaudited consolidated financial statements and related notes of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of policies; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"), which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's ability to successfully complete its year 2000 remediation efforts, (10) the successful completion of the sale of, and the ultimate realizable value of Businesses Held for Sale and (11) current and/or unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

The Company, through its three operating divisions, provides accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, independent general agents, financial institution, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities.

The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

Dispositions and Other Transactions. On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. for cash proceeds of $47.5 million. The Company realized net cash proceeds of $40.2 million. Of the net proceeds, $40.0 million was used to repay bank indebtedness on April 1, 1999. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which occur prior to August 23, 1999, which will likely result in a further reduction of consideration received of approximately $1.0 million.

On December 31, 1998, the Company entered into a definitive agreement to sell the Career Sales Division and related assets to Universal American Financial Corp. ("Universal American"). The purchase price of $175.0 million is subject to adjustment based on the capital and surplus of the Career Sales Division at the closing date. The purchase price consists of $136.0 million in cash and $39.0 million initial principal amount, subject to adjustment, of subordinated notes of Universal American. The subordinated notes will bear interest at a rate of 8.0% per annum and will mature ten years from date of issuance. The accreted value of the notes will be subject to offset in the event of adverse development (or subject to increase in the event of positive development) in the disability income reserves of PLIC and may be offset for other indemnification claims under the purchase and sale agreement. In addition, the Company is required under the terms of the purchase and sale agreement to deliver the Career Sales Division and related assets with certain minimum levels of statutory capital and surplus, pay certain ongoing costs and other expenses.

The Company has recently held a series of discussions with representatives of Universal American regarding certain closing conditions outlined in the purchase and sale agreement, specifically, the condition relating to reserves. These discussions were prompted by the preliminary findings of a third party actuarial review performed on the Career Sales Division's Penn Life subsidiaries. Such findings relate primarily to an approximately $16.2 million deficiency in Penn Life's statutory reserves associated with its disability income block of business. Universal American has indicated that such findings are not acceptable under the current contractual arrangements. The Company and Universal American are working towards a definitive solution for restructuring the December 31, 1998 definitive agreement to consider the impact of the preliminary actuarial findings, as well as other components of the existing definitive agreement. Such modifications to the existing purchase and sale agreement would require approval by a majority of the banks comprising the current bank credit facility lenders. There can be no assurance that the Company and Universal American will come to a definitive agreement with respect to modified terms to the existing purchase and sale agreement or should the Company and Universal American reach an agreement that the Company will receive the required bank group approval or that the acquisition will be consummated.

As a result of the preliminary actuarial findings and their likely impact on the fair value of Career Sales Division, the Company has recorded an additional impairment provision aggregating $30.3 million during the period ended March 31, 1999. The Company will continue to evaluate fair value of the Career Sales Division in light of the ongoing negotiations.

On February 21, 1999, the Company signed a definitive agreement to sell the United Life Assets. The sale was consummated on April 30, 1999. The purchase price totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of the Company's obligation to purchase certain mortgages and other assets as well as for transaction related costs at closing. The Company received net cash proceeds of $136.5 million of which $127.0 million was used to repay bank indebtedness. The amount of mortgages purchased is subject to change for a period of 90 days subsequent to closing pursuant to terms of the purchase and sale agreement. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which are likely to occur prior to July 29, 1999.

In the third quarter of 1998, the Company made the decision to dispose of KIVEX, an internet service provider. The Company has engaged the investment banking firm of ING Barings Furman Selz. As of May 14, 1999, the Company has received expressions of interest from potential purchasers, but has not entered into a definitive agreement to sell KIVEX.

During the fourth quarter of 1998, the Company made the decision to sell Marketing One, excluding those assets included with the sale of United Life Assets. Should the Company be unable to dispose of Marketing One over a short period of time, the Company would consider other options including the termination of existing operations.

The Company has engaged Wasserstein, Perella & Co. ("Wasserstein Perella") to review the Company's capital structure and develop recapitalization and restructuring alternatives. Wasserstein Perella is presently evaluating the Company's business plan alternatives and capital structure and will advise and assist it with developing strategies, tactics and timetables to effectuate financing, refinancing, sale, recapitalization or restructuring transactions, as appropriate. These transactions may take the form of: (i) a restructuring or recapitalization of the Company's equity (including preferred or preference shares), debt securities or other indebtedness or obligations, including an exchange transaction or otherwise; (ii) a sale of the Company or any subsidiary; and (iii) a sale or placement of the Company's equity or debt securities or obligations with one or more lenders or investors or any loan or financing, or rights offering. There can be no assurance: (i) the Company will be successful in developing and implementing one or more of these transactions; (ii) the form the transactions will ultimately take; or (iii) the timing to complete the process.

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

On January 2, 1998 and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisitions allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11.8 million for the three month period ended March 31, 1998 directly and indirectly associated with divisional restructuring.

The restructuring costs recognized the following for the three month period ended March 31, 1998 (in millions):


  Severance and related benefits incurred due to staff reduction.  $         3.8
  Estimated holding costs of vacated facilities..................            2.2
  Write-off of certain fixed assets and other impaired assets....             .9
  Estimated contract termination costs...........................            4.9
                                                                   -------------
       Total restructuring costs.................................  $        11.8
                                                                   =============

During the three month period ended March 31, 1999, the Company re-evaluated the restructuring costs and increased the remaining accruals by $5,000. During the three month period ended March 31, 1998, the Company re-evaluated the restructuring costs and reduced the remaining accruals by $3.8 million as a result of the final determination of certain obligations. As of March 31, 1999, the Company had remaining accruals associated with restructuring charges aggregating $4.5 million.

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

The Company has engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections during the fourth quarter of 1998, the Company anticipates incurring internal and external costs of $5.6 million during 1999. The Company estimates it has incurred internal and external costs aggregating $3.7 million and $2.3 million for the three month periods ended March 31, 1999 and 1998, respectively.

Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1999. In addition, the Career Sales Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of certain components of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems. The Payroll Sales Division has substantially completed the remediation of its largest administrative platforms and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during the remainder of 1999. The Company believes that the Payroll Sales Division is 98.0% complete with its compliancy effort for critical business systems. The efforts of the Company's Financial Services Division are highly dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently, the Company believes that the Financial Services Division is 99.0% complete with remediation efforts associated with its critical business systems. The Company believes that all of its divisions will have completed their remediation efforts by June 1999, but each division will continue to perform testing throughout 1999.

Although the Company believes that its operating divisions, outside vendors and most critical business partners will be sufficiently compliant and that the year 2000 issue should not cause a material disruption in the Company's business, there can be no assurance that there will not be material disruptions to the Company's business or an increase in the cost of the Company doing business. Although the Company believes that the year 2000 issues should not cause a material disruption in the Company's business, the Company has developed various contingency plans associated with remediation tasks which the Company believes are at a higher risk for potential failure.

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

The following table shows the cash sources and uses of the parent company on a projected basis for 1999 and on an actual basis for the three month periods ended March 31, 1999 and 1998:

                                                                Projected
                                                                  Period
                                                            April 1, 1999 to     Three Month Periods Ended
                                                               December 31,              March 31,
                                                                   1999             1999           1998
                                                              -------------     -------------  -------------
                                                                                      ($ in thousands)
   Cash sources:
     Cash from subsidiaries.................................  $     266,242     $      18,311  $      20,384
     Other investment income................................             --               124            969
     Additional borrowings..................................             --                --        200,000
     Sales of assets currently held.........................         11,000                --             --
     Other, net.............................................             --                12            537
                                                              -------------     -------------  -------------
           Total sources....................................        277,242            18,447        221,890
                                                              -------------     -------------  -------------

   Cash uses:
     Acquisition of businesses..............................             --                --         73,858
     Interest paid on debt..................................         30,444             7,330          5,793
     Operating expenses, including restructuring charges....         14,504             4,930          4,257
     Reduction of notes payable.............................        197,000                --        126,015
     Reduction of obligation in course of settlement........         40,000                --             --
     Capital contributions to subsidiaries..................          1,100             3,303          1,000
     Purchase of equity securities..........................             --                --          5,000
     Dividends on preferred and common stock................             --                --          6,354
                                                              -------------     -------------  -------------
           Total uses.......................................        283,048            15,563        222,277
                                                              -------------     -------------  -------------

   Increase (decrease) in cash and short-term investments...         (5,806)            2,884           (387)
   Cash and short-term investments at beginning of period...         15,538            12,654          4,464
                                                              -------------     -------------  -------------
   Cash and short-term investments at end of period.........  $       9,732     $      15,538  $       4,077
                                                              =============     =============  =============

Cash Sources

Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution and Pioneer Security (collectively, the "Surplus Note Companies"). With respect to Constitution and Pioneer Security, the surplus debenture payments are made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $444.8 million and $453.1 million as of March 31, 1999 and December 31, 1998, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

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

For the three month periods ended March 31, 1999 and 1998, the Company received surplus debenture interest and principal payments from PLAIC of $456,000 and $5.2 million, respectively, and received dividends and tax sharing payments of $17.8 million and $15.2 million, respectively. The Surplus Note Companies refunded taxes of $378,000 to their respective subsidiaries and received $5.0 million in tax sharing payments from their respective insurance subsidiaries during the three month periods ended March 31, 1999 and 1998, respectively.

Other Investment Income. During the three month periods ended March 31, 1999 and 1998, the Company received other investment income from short-term invested assets held by the parent company.

Additional Borrowings. During the three month period ended March 31, 1998 the Company borrowed under its existing bank credit facilities primarily to fund acquisitions or repay existing indebtedness. See "Cash Uses" below for the use of proceeds from the additional borrowings.

Cash Uses

Acquisition of Businesses. During 1998, the Company acquired the Controlling Interest in SW Financial for $73.7 million in cash and the Fickes and Stone Knightsbridge Interests for $10.6 million of which $200,000 of the consideration was paid in cash. To fund such acquisitions the Company utilized borrowing under its existing credit facility.

Interest Paid on Indebtedness. During the three month periods ended March 31, 1999 and 1998, the Company utilized varying amounts of leverage in its capital structure. For the three month periods ended March 31, 1999 and 1998, the average indebtedness outstanding aggregated $548.6 million and $451.1 million, respectively. The Company's weighted average costs of borrowings increased significantly during 1998 as a result of the Company's increased leverage ratio and projected weakness in future liquidity. The Company anticipates higher interest costs to continue for the year ended 1999.

Operating Expenses Including Restructuring Charges. During the three month periods ended March 31, 1999 and 1998, the parent company directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by the parent company during the three month periods ended March 31, 1999 and 1998 aggregated $1.6 million and $--, respectively. During the remainder of 1999, the parent company anticipates to fund an additional $2.1 million of such charges. During the three month period ended March 31, 1999, the parent company also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $594,000. Operating expenses also include costs aggregating $733,000 associated with the pending class action securityholder litigation and the SEC's investigation into the Company's historical accounting practices. The Company anticipates incurring additional amounts of such costs during the remainder of 1999.

Reduction in Notes Payable. In conjunction with the Company's 1998 acquisition of the SW Financial Controlling interest, the Company borrowed under its existing $450.0 million revolving bank credit facility (the "Bank Credit Facility") to repay indebtedness of SW Financial aggregating $115.0 million upon acquisition. In addition, during 1998 the Company used existing liquidity to repay $11.0 million of indebtedness under the Company's Bank Credit Facility.

Capital Contributions to Subsidiaries. For the three month periods ended March 31, 1999 and 1998, the Company made capital contributions to subsidiaries totaling $3.3 million and $1.0 million, respectively. During 1999, the contribution was made to

PLAIC to make a capital contribution to PLIC. During 1998 the contribution was primarily made to a non-life insurance subsidiary for other corporate purposes.

Purchase of Equity Securities. In conjunction with the acquisition of the Fickes and Stone Knightsbridge Interests, the Company acquired Fickes' and Stone's interest in the ACO Brokerage Common Stock for $5.0 million.

Dividends of Preferred and Common Stock. During the three month periods ended March 31, 1999 and 1998, the Company paid common and preferred stock dividends aggregating $-- and $6.4 million, respectively. The absence of dividend payments during 1999 was due to the Company's decision to halt common and preferred stock dividend payments as a result of liquidity concerns and restrictions contained in the amended Bank Credit Facility.

Projected Cash Sources and Uses for the Remaining Nine Months of 1999

For the remainder of 1999, the Company anticipates receiving approximately $12.5 million in the form of principal and interest payments or dividends and tax sharing payments from the Surplus Note Companies as a result of the ordinary dividend flow from the Surplus Notes Companies' insurance subsidiaries. In April, the Company received payments of $40.2 million and $136.5 million from proceeds from the sales of Professional and the United Life Assets. In addition, the Company currently anticipates receiving principal payments of at least $70.0 million under the surplus debentures as a result of the sale of the Career Sales Division by the Surplus Note Companies. Consummation of the Career Sales Division sale transaction is subject to regulatory approvals and other material closing conditions. There can be no assurances that the Career Sales Division sale will be consummated or that the cash proceeds will be in the amount anticipated by the Company, (see Notes 3 and 4 of Notes to Unaudited Consolidated Financial Statements). During April of 1999, the Company utilized $40.0 million of proceeds from the sale of Professional to reduce the obligation in course of settlement and $127.0 million of proceeds from the sale of the United Life Assets to repay indebtedness of the parent company.

The Company's ability to receive surplus note principal and interest payments above $12.5 million is contingent upon the Company's ability to consummate the sale of the Career Sales Division, which is the only remaining sales transaction of the Businesses Held for Sale currently under contract. The Company has currently realized net cash proceeds after required debt reduction under the Company's Bank Credit Facility of $9.9 million from the sales of Professional and the United Life Assets. The Company acquired assets from United Life and Professional with a carrying value of $9.3 million. The Company anticipates it will be able to sell most of these assets during 1999 and realize cash proceeds of approximately $11.0 million, though there can be no assurance that the Company will succeed in doing so. Such liquidity is necessary for the Company to fund interest payments under the Bank Credit Facility and the notes and to fund operating expenses of the Company. Though the Company has the obligation to consummate the sales of the Businesses Held for Sale and to prepay the loans to certain covenanted levels, the Company may not have the requisite ability to effectuate the sale as a result of the restrictive covenants contained in the amended Bank Credit Facility. The accessibility of the cash proceeds of the Career Sales Division is the subject of regulatory approval. While certain regulatory filings with respect to the sale of the Career Sales Division have been made, not all filings have been so made and the final structure by which such proceeds will be upstreamed to the Company have not yet been finalized. The amended Bank Credit Facility provides that the Company and its subsidiaries are limited from entering into certain mergers, consolidations, amalgamations, liquidations, winding up or dissolutions, incurring certain indebtedness and liabilities, making dispositions, prepaying certain indebtedness, declaring dividends, or issuing, redeeming, purchasing, retiring, exchanging or converting capital securities, in each case with very limited or scheduled exceptions. While the Company believes it has scheduled or otherwise provided for a great majority of the possible combinations it will take to effectively upstream the cash proceeds of the sales of the Career Sales Division, it is not possible to foresee all combinations. Accordingly, the mechanism to upstream to the Company the necessary cash to pay the covenanted prepayment under the amended Bank Credit Facility may be subject to the approval of the majority banks which, if not given, would result in an event of default under the amended Bank Credit Facility. Should the sale transactions not close within specified time periods, the Company may face difficulty in meeting its existing and estimated cash obligations and would be in default of certain covenants under the amended Bank Credit Facility.

The net proceeds available to the Company from the asset sales may vary significantly from current estimates as a result of (i) minimum levels of statutory capital and surplus required to be delivered at closing for certain insurance subsidiaries, (ii) amounts to be held in escrow, (iii) valuation of certain consideration to be received by the Company, (iv) the timing of the closing and (v) various indemnification obligations included in each purchase and sale agreement. Specifically, the purchase and sale agreement for the Career Sales Division requires the purchaser to be reasonably satisfied with disability claims reserve liabilities and other active life reserves. The Company has received preliminary reports from an actuarial consulting firm engaged to provide analysis to the purchaser regarding such reserves. The Company is aware of potential deficiencies in the statutory determination of certain statutory reserves that will likely impact the total consideration the Company is to receive. The Company and the purchaser have engaged in discussions to resolve the reserve issues (see Note 3 of Notes to Unaudited Consolidated Financial Statements). In addition, the purchase and sale agreement for the United Life Assets required the Company to purchase certain residential mortgage loans, should the loans not meet specified criteria under the purchase and sale agreement. At closing, on April 30, 1999, the Company acquired approximately $11.7 million of principal amount of such loans. The amount of mortgages purchased is subject to adjustment for a period of 90 days subsequent to closing subject to terms of the purchase and sale agreement.

The Bank Credit Agreement provides certain relief from the June 30, 1999 $70.0 million required debt reduction should the Company be unable to consummate the sale of the Career Sales Division to Universal American. Should the Universal American transaction terminate on or before June 30, 1999, the Company shall, on or before September 30, 1999, enter into one or more definitive agreements to sell the Career Sales Division or other assets pursuant to which the majority of the Bank Group has determined that the Company will receive net cash proceeds of not less than $70.0 million that the Bank Group has determined will be available to the Company to be applied to the outstanding senior bank debt no later than December 31, 1999.

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

Cash Flow from Operating Activities. Cash provided (used) by operating activities, excluding the parent company, were $(337,000) and $17.1 million for the three month periods ended March 31, 1999 and 1998, respectively. The decreasing trend in cash flow from operating activities principally resulted from increasing costs associated with: (i) year 2000 remediation at all of the insurance subsidiaries, (ii) the strategic business evaluations and associated restructuring of the Company and (iii) the accelerating expansion and transition of KIVEX from a regional to a national internet service provider.

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

The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,518.5 million and $2,589.7 million at March 31, 1999 and December 31, 1998, respectively.

During the three month periods ended March 31, 1999 and 1998, the Company's subsidiaries sold $341.4 and $241.5 million of fixed maturity and equity securities, and purchased $435.2 million and $287.5 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities, meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits and to improve the quality of the investment portfolio or avoid prepayment risks.

Cash Flow from Financing Activities. Cash used by financing activities, excluding the parent company, were $101.9 million and $95.2 million for the three month periods ended March 31, 1999 and 1998, respectively. The majority of the cash outflow is attributable to policyholder surrenders exceeding deposits by $87.3 million and $81.4 million for the three month periods ended March 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 1999 and 1998, the Company has prepared the following unaudited selected pro forma financial information for the Company's remaining operating divisions, the Financial Services Division (excluding the United Life Assets) and the Payroll Sales Division (excluding Professional) and Businesses Held for Sale (Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One). The pro forma financial information by operating division is defined as pre-tax income (loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income
(Loss)").

The Company has prepared such information as it believes that: (i) the intended disposition of the Businesses Held for Sale and (ii) the restructuring costs are material enough to make historical comparative results not meaningful. In addition, the Company believes that the pro forma financial information will facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

The following unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the transactions described above been made as of January 1, 1998, or the results which may occur in the future.

                                     SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Financial Services Division:
     Operating income...........................................................  $       3,528    $      11,375
     Net investment gains.......................................................          1,122              230
     Restructuring costs........................................................            (38)          (2,164)
                                                                                  -------------    -------------
                                                                                          4,612            9,441
                                                                                  -------------    -------------
   Payroll Sales Division:
     Operating income...........................................................          1,899            4,928
     Net investment gains (losses)..............................................            (13)              24
                                                                                  -------------    -------------
                                                                                          1,886            4,952
                                                                                  -------------    -------------
   Businesses Held for Sale:
     Operating income...........................................................          7,723            9,040
     Net investment gains.......................................................          1,071            1,270
     Restructuring costs........................................................             33           (3,074)
     Net gain from sale of subsidiary...........................................            996               --
     Impairment valuation.......................................................        (30,287)              --
                                                                                  -------------    -------------
                                                                                        (20,464)           7,236
                                                                                  -------------    -------------
   Corporate:
     Interest and amortization of deferred debt interest cost...................        (14,120)          (9,917)
     Corporate expenses, eliminations and other.................................         (8,968)          (3,286)
     Net investment gains.......................................................             (1)              (1)
     Restructuring costs........................................................             --           (2,779)
                                                                                  -------------    -------------
                                                                                        (23,089)         (15,983)

   Income (loss) before income taxes and extraordinary charge...................  $     (37,055)   $       5,646
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

                                     SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Revenues:
     Policy revenues............................................................  $      33,786    $      37,093
     Net investment income......................................................         42,856           48,083
     Other income...............................................................          1,323            1,414
                                                                                  -------------    -------------
                                                                                         77,965           86,590
                                                                                  -------------    -------------
   Benefits and expenses:
     Total policyholder benefits................................................         55,369           63,136
     Insurance related expenses.................................................          9,497            3,913
     Other operating expenses...................................................          9,570            8,166
                                                                                  -------------    -------------
                                                                                         74,437           75,215
                                                                                  -------------    -------------
       Pre-tax operating income.................................................  $       3,528    $      11,375
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

Premiums, net of reinsurance, by major product line for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                                                    Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Life premiums:
     Universal life (first year)................................................  $       7,089    $       9,421
     Universal life (renewal)...................................................         17,858           27,201
     Traditional life (first year)..............................................          2,510            3,009
     Traditional life (renewal).................................................          6,454            6,240
                                                                                  -------------    -------------
       Life premiums, net of reinsurance........................................         33,911           45,871
                                                                                  -------------    -------------

   Annuity premiums:
     Traditional fixed (first year).............................................          2,325            3,494
     Traditional fixed (renewal)................................................          1,998              555
                                                                                  -------------    -------------
       Annuity premiums, net of reinsurance.....................................          4,323            4,049
                                                                                  -------------    -------------

   Fixed benefit premiums:
     Long-term care premiums (all first year)...................................            405               --
                                                                                  -------------    -------------

   Premiums, net of reinsurance.................................................         38,639           49,920
   Less premiums on universal life and annuities which are recorded as
     additions to insurance liabilities and other premium adjustments...........        (29,270)         (40,671)
                                                                                  -------------    -------------
   Premiums on products with mortality or morbidity risk........................          9,369            9,249
   Fees and surrender charges on interest sensitive products....................         24,417           27,844
                                                                                  -------------    -------------
   Policy revenues..............................................................  $      33,786    $      37,093
                                                                                  =============    =============

Policy revenues decreased 8.9% during the three month period ended March 31, 1999. Life premiums collected, net of reinsurance, were $33.9 million for the three month period ended March 31, 1999 compared with $45.9 million in 1998. First year universal life premiums decreased 24.8% in 1999 to $7.1 million and first year traditional life decreased 16.6% to $2.5 million. The Company expects the A.M. Best downgrades, which occurred during the third quarter of 1998 to continue to negatively impact 1999 new business production levels relative to 1998. New life sales were strong at Security Life for the three month period ended March 31, 1998 but had declined significantly throughout the remainder of 1998 and for the three month period ended March 31, 1999 reflecting the impact of ratings downgrades and management changes in Security Life's marketing management. Life renewal premiums declined 27.3% for the three month period ended March 31, 1999 compared with the comparable 1998 period. This reflects ratings downgrades and the impact of certain management actions instituted by Security Life. On January 1, 1999 Security Life instituted an exchange or refund program for holders of certain types of interest sensitive insurance contracts. This program resulted in a refund of premiums of $5.6 million for the three month period ended March 31, 1999 and will likely result in additional refund of premiums for the remainder of 1999. See "Policyholder Benefits," included herein. Annuity premiums of $4.3 million for the three month period ended March 31, 1999 were consistent with premiums of $4.0 million in the comparable period of 1998. Annuity sales are likely to decline unless market conditions for fixed annuities become more favorable and ratings of Southwestern Life and Security Life improve.

Net Investment Income. Net investment income decreased 10.9% to $42.9 million for the three month period ended March 31, 1999 due to a decrease in invested assets and reduced yields on investments. Average invested assets declined approximately $214.0 million for the three month period ended March 31, 1999 compared with the comparable period in 1998. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities and universal life products, which totaled $75.4 million for the three month period ended March 31, 1999 and $313.1 million for all of 1998. Most of these surrenders involved annuities which had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more annuities in force reach the end of the surrender fee periods. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 7.0% for the three month period ended March 31, 1999 compared to 7.2% for the comparable 1998 period. The decline principally reflects lower new money rates available to the Company to invest as a result of extensive maturities and calls of higher yielding investments.

Other Income. Other income for the three month period ended March 31, 1999 was nearly unchanged compared to the comparable 1998 period. Nearly all of the modest difference between the periods reflect changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the three month periods ended March 31, 1999 and 1998:

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Death benefits...............................................................  $      20,162    $      23,551
   Other insurance policy benefits and change in future policy benefits.........         35,207           39,585
                                                                                  -------------    -------------
   Total policyholder benefits..................................................  $      55,369    $      63,136
                                                                                  =============    =============

During 1999, policyholder benefits decreased 12.3% to $55.4 million for the three month period ended March 31, 1999 compared with the comparable 1998 period. Death benefits decreased $3.4 million or 14.4% compared with the comparable 1998 period. Death benefits may vary significantly from period to period. Change in future policy benefits and other benefits decreased 11.1% to $35.2 million for the three month period ended March 31, 1999 principally due to reduced scheduled annuity benefits reflecting lower in force amounts resulting from surrender activity.

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $532.9 million as of March 31, 1999 and

$525.4 million as of December 31, 1998. If developing trends were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and potential litigation. The Company is continuing to refine its actuarial estimates and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

In January 1999, Security Life initiated management action in the form of a new exchange program for certain policyholders of Security Life. The program is being offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allows the policyholder the following options in exchange for terminating his or her policy and executing a release: (i) refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; (ii) exchange the policy, without proof of insurability, for the same face amount in a universal life policy, or a new term universal life policy. The policyholder also has the choice of not accepting the exchange program and keeping the current policy in force. The exchange program is not expected to have a material effect on the Company's financial position or results of operations (see Note 9 of Notes to Unaudited Consolidated Financial Statements).

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased to $9.5 million during the three month period ended March 31, 1999 compared with $3.9 million in the comparable 1998 period. Amortization of deferred policy acquisition costs increased $1.6 million during the three month period ended Mach 31, 1999 compared to the comparable 1998 period. These increases principally reflect the growing block of policies in force, as a result of new business sales subsequent to the Company's acquisitions of Security Life and Southwestern Life. Amortization of present value of future profits increased $3.9 million to $4.4 million for the three month period ended March 31, 1999. During the three month period ended March 31, 1998, Southwestern Life benefited from a favorable impact of unlocking certain assumptions regarding the future profitability of certain interest sensitive life insurance products.

Other Operating Expenses. For the three month period ended March 31, 1999, other operating expenses (including general operating, overhead and policy maintenance) increased $1.4 million from the comparable period in 1998. The 1999 increase is principally attributable to additional non-deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions for Security Life.

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

                                     SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Revenues:
     Policy revenues............................................................  $      23,283    $      22,003
     Net investment income......................................................          9,558            9,800
     Other income (loss)........................................................            491              (26)
                                                                                  -------------    -------------
                                                                                         33,332           31,777
                                                                                  -------------    -------------
   Benefits and expenses:
     Total policyholder benefits................................................         17,785           15,168
     Insurance related expenses.................................................          8,888            7,835
     Other operating expenses...................................................          4,760            3,846
                                                                                  -------------    -------------
                                                                                         31,433           26,849
                                                                                  -------------    -------------
       Pre-tax operating income.................................................  $       1,899    $       4,928
                                                                                  =============    =============

Policy Revenues. Premiums received, net of reinsurance, by major product line for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Life premiums:
     Universal life (first year)................................................  $         228    $         245
     Universal life (renewal)...................................................          6,221            6,445
     Traditional life (first year)..............................................          4,259            4,228
     Traditional life (renewal).................................................          9,725            7,426
                                                                                  -------------    -------------
     Life premiums, net of reinsurance..........................................         20,433           18,344
                                                                                  -------------    -------------

   Annuity premiums:
     Traditional fixed (first year).............................................            222               13
   Traditional fixed (renewal)..................................................            180              203
                                                                                  -------------    -------------
     Annuity premiums, net of reinsurance.......................................            402              216
                                                                                  -------------    -------------

   Fixed benefit premiums:
     Accident and Health (first year)...........................................            631              616
     Accident and Health (renewal)..............................................          2,492            2,435
                                                                                  -------------    -------------
       Fixed benefit premiums, net of reinsurance...............................          3,123            3,051
                                                                                  -------------    -------------

   Premiums, net of reinsurance.................................................         23,958           21,611
   Less premiums on universal life and annuities which are recorded as
     additions to insurance liabilities and other premium adjustments...........         (6,851)          (6,906)
                                                                                  -------------    -------------
   Premiums on products with mortality or morbidity risk........................         17,107           14,705
   Fees and surrender charges on interest sensitive products....................          6,176            7,298
                                                                                  -------------    -------------
   Policy revenues..............................................................  $      23,283    $      22,003
                                                                                  =============    =============

Total policy revenues increased modestly between the three month period ended March 31, 1999 and the comparable 1998 period. Policy revenues increased $1.3 million or 5.8%. Most of the increase was attributable to AA Life's increasing new business sales during 1998 which resulted in higher renewal premiums during the three month period ended March 31, 1999.

Net Investment Income. Net investment income decreased 2.5% for the three month period ended March 31, 1999 from the comparable 1998 period to $9.6 million. The decrease in net investment income was primarily the result of a decrease in weighted average yields on invested assets which decreased to 7.0% in the three month period ended March 31, 1999 compared to 7.2% in the comparable 1998 period. The decrease in yields is primarily attributed to lower reinvestment rates.

Other Income. Other income was $491,000 during the three month period ended March 31, 1999 compared to a loss of $26,000 in the comparable 1998 period. Supplemental contracts represent most of the other income in the three month period ended March 31, 1999. These can fluctuate significantly from period to period but have little impact on results of operations as proceeds are offset by change in reserves.

Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the three month periods ended March 31, 1999 and 1998:

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Death benefits...............................................................  $       6,635    $       6,245
   Fixed benefit claims incurred................................................          2,503            2,025
   Other insurance policy benefits and change in future policy benefits.........          8,647            6,898
                                                                                  -------------    -------------
   Total policyholder benefits..................................................  $      17,785    $      15,168
                                                                                  =============    =============

Policyholder benefits totaled $17.8 million in the three month period ended March 31, 1999, which was a 17.3% or $2.6 million increase compared with the three month period of 1998. Most of the increase is attributable to OLIC which experienced increases in future policy benefits and claim reserves associated with accident and health products.

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $1.1 million for the three month period ended March 31, 1999 compared to the comparable 1998 period. Amortization of deferred policy acquisition costs at AA Life increased $1.1 million for the three month period ended March 31, 1999 compared to the comparable 1998 period primarily reflecting the growing block of policies in force as a result of new business sales subsequent to the Company's acquisition of AA Life.

Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) increased $900,000 in the three month period ended March 31, 1999 compared to the comparable 1998 period. The increase is principally attributable to non-deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions.

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

                                     SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                         ($ in thousands)
   Revenues:
     Policy revenues............................................................  $      56,803    $      64,496
     Net investment income......................................................         34,134           37,272
     Other income...............................................................          9,008            9,412
                                                                                  -------------    -------------
                                                                                         99,945          111,180
                                                                                  -------------    -------------
   Benefits and expenses:
     Total policyholder benefits................................................         55,473           59,791
     Insurance related expenses.................................................         12,843           21,925
     Other operating expenses...................................................         23,906           20,424
                                                                                  -------------    -------------
                                                                                         92,222          102,140
                                                                                  -------------    -------------
     Pre-tax operating income (loss)............................................  $       7,723    $       9,040
                                                                                  =============    =============

Policy Revenues. Policy revenues declined 11.9% or $7.7 million to $56.8 million in the three month period of 1999 compared to the comparable 1998 period. The decline is primarily attributable to Union Bankers which discontinued sales of major medical health products and its life insurance products and increased its utilization of reinsurance.

Net Investment Income. Net investment income decreased $3.1 million or 8.4 % during the three month period ended March 31, 1999 compared to the comparable 1998 period. The decrease is primarily attributable to United Life, where net investment income decreased $2.5 million in the three month period ended March 31, 1999 compared to the comparable 1998 period. United Life has experienced high surrenders of fixed annuities in the three month period ended March 31, 1999 and during all of 1998 reflecting low reinvestment rates available for annuities as they reached the end of their surrender fee period. Surrenders at United Life totaled $54.3 million during the three month period ended March 31, 1999 and $63.5 million in three month period ended March 31, 1998. Such surrenders resulted in a liquidation of invested assets which caused the declines in investment income. Most of the remainder of the decline was attributable to Union Bankers as a result of fewer sales and increased utilization of reinsurance.

Other Income. Other income decreased $400,000 or 4.3% to $9.0 million in the three month period ended March 31, 1999 compared to the comparable 1998 period. The decrease in other income in the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998 is attributable to a decline in the amortization of Union Bankers' deferred gain associated with a third party Medicare reinsurance contract. The decrease in amortization is attributable to a decline in the underlying premium in force subject to the reinsurance arrangement, over time, which results in lower amortization of the gain. Also contributing to the decline in other income is reduced revenues for Marketing One resulting from the cancellation of a number of marketing relationships. These decreases are partially offset by increased fee income for United Life and a $1.1 million increase in revenues for KIVEX to $1.8 million.

Total Policyholder Benefits. Policyholder benefits decreased $4.3 million or 7.2% in the three month period ended March 31, 1999 compared to the comparable 1998 period. Union Bankers experienced a decrease in policyholder benefits of $4.7 million, reflecting less business in force as a result of the decision to cease sales of major medical and life business, the cession of the remaining 20% of the Medicare business and the runoff of existing business.

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $9.1 million to $12.8 million for the three month period ended March 31, 1999 compared to the comparable 1998 period. Amortization of present value of insurance in force decreased $5.1 million and amortization of deferred policy acquisition costs decreased $3.3 million principally as a result of the Company recording an impairment provision associated with assets of Businesses Held for Sale in 1998 resulting in the elimination of substantially all insurance assets subject to amortization. Non-deferrable commissions decreased $700,000. Most of the decrease is attributable to the new sales compensation structure at Penn Life.

Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) increased $3.5 million or 17.0% in the three month period ended March 31, 1999 compared to the comparable 1998 period. KIVEX's operating expenses increased $4.5 million reflecting costs associated with its expansion into new cities. Offsetting the increases in operating expenses is reduced amortization of costs in excess of net assets acquired associated with the Assets of the Businesses Held for Sale.

GENERAL CORPORATE

Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs increased $4.2 million for the three month period ended March 31, 1999 compared to the comparable 1998 period. This is the result of higher weighted average borrowing costs and additional costs associated with credit facility fees and costs incurred to amend the credit agreement. These are a direct result of the Company's current financial position. In addition, during the three month period ended March 31, 1999, the Company accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for changes in Line-of-Credit or Revolving-Debt-Arrangements," as a result of the amendment to the Bank Credit Facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs be written off in proportion to the decrease in borrowing capacity of the original arrangement.

Corporate Expenses. Corporate expenses, eliminations and other costs were $9.0 million and $3.3 million for the three month periods ended March 31, 1999 and 1998, respectively. The increase is primarily attributable to two factors: (i) consulting and legal fees of $3.2 million associated with the disposal of the Businesses Held for Sale as well as the negotiation and implementation of, and compliance with, the amended Bank Credit Facility, pending class action securityholder litigation and the SEC's investigation into the Company's historical accounting practices, and (ii) additional deferred compensation of $1.8 million associated with the two year employment agreements of the Company's three senior executives which were entered into in May 1998.

Income Taxes. For the three month period ended March 31, 1999, the Company recognized income tax expense of $4.6 million on loss before taxes of $37.1 million. The effective tax rate for the three month period ended March 31, 1998 was 48.8%. The significant change in the effective tax rate between 1999 and 1998 is substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Held for Sale and an increase in the tax valuation allowance, primarily representing unrecoverable net operating loss carryforwards at certain non-life companies.

In light of the continued changes in the ownership of the Company's common and preferred stock, management and its advisors are performing ongoing evaluations of the possibility of a "change of control" as defined by the Internal Revenue Code Section 382. Change of control provisions of Section 382 could limit the Company's ability to utilize certain tax benefits including net operating loss carryforwards which could negatively impact the operating results and cash flows of the Company and its subsidiaries in future periods.

Net Investment Gains. The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities resulted in the Company realizing gains of $2.2 million and $1.5 million, during the three months ended March 31, 1999 and 1998, respectively. During the three month periods ended March 31, 1999 and 1998, the Company liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $87.3 million and $81.4 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. During the three month period ended March 31, 1999, there have been no material changes to such risks. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current or former directors and officers.

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

The Complaint alleges that defendants violated the Securities Exchange Act of 1934. Among other things, plaintiffs claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the Securities and Exchange Commission (the "SEC").

Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock and purchasers of the Company's subordinated notes during the period of February 8, 1996 through November 16, 1998.

During a conference on March 19, 1999, defendants sought and were granted permission to file a motion to dismiss the Complaint. Although there are no assurances that the motion to dismiss will be granted, management believes that there are meritorious defenses to the action that will be raised in connection with the motion, including whether the Complaint adequately pleads scienter (i.e., intent to defraud) as required under the Private Securities Litigation Reform Act of 1995.

The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15.0 million of primary and $10.0 million of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of all expenses and any losses in excess of a $1.0 million retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint.

The Company expects that this litigation will not affect its ability to operate through December 31, 1999. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if there is an adverse outcome with respect to such proceedings, it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1     Computation of Earnings per Share

         15.1     Independent Auditors' Report

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K dated December 31, 1998 was filed with the Securities and Exchange Commission ("SEC") on January 11, 1999, reporting the execution by the Company of a purchase agreement with Universal American Financial Corp. to sell the Company's Career Sales Division (the "PennUnion Purchase Agreement"). Also reported on the Form 8-K was the execution of a stock purchase agreement by the Company with GE Financial Assurance Holdings, Inc. dated as of December 31, 1998 to sell all of the outstanding stock of Professional Insurance Company ("Professional"). In addition, the Form 8-K also reported the amendment of the Company's existing bank credit agreement (the "Credit Agreement") to permit the transaction contemplated by the PennUnion Purchase Agreement.

         A report on Form 8-K dated March 5, 1999 was filed with the SEC on March 11, 1999, reporting the execution of a purchase agreement on February 21, 1999 by the Company with ING America Insurance Holdings, Inc. to sell the Company's subsidiaries: United Life and Annuity Insurance Company, UC Mortgage Corp., Cyberlink Development Inc. and certain related assets (the "United Life Purchase Agreement"). The Form 8-K also reported the consent to the transactions contemplated by the United Life Purchase Agreement by the parties to the Credit Agreement.

         A report on Form 8-K dated March 31, 1999 was filed with the SEC on April 5, 1999, reporting the consummation of the sale of Professional and the use of the net proceeds from the sale to pay down the outstanding balance under the Credit Agreement. The Form 8-K also reported the further amendment to the Credit Agreement effective as of March 31, 1999.

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

                                       PENNCORP FINANCIAL GROUP, INC.



                                       By:/s/James P. McDermott
                                          ---------------------
                                          James P. McDermott

                                          Executive Vice President and Chief
                                          Financial Officer (Authorized officer
                                          and principal accounting and financial
                                          officer of the Registrant)

Date: May 17, 1999

                                INDEX TO EXHIBITS

Exhibit Numbers

         11.1     Computation of Earnings per Share

         15.1     Independent Auditors' Report

         27       Financial Data Schedule

                                                                    EXHIBIT 11.1

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
Basic net income (loss) applicable to common stock:
     Loss before extraordinary charge applicable to common stock................  $     (46,111)   $      (2,015)
     Redemption Premium on Series C
       Preferred Stock..........................................................             --           (1,913)
                                                                                  -------------    -------------
                                                                                        (46,111)          (3,928)
     Extraordinary charge.......................................................             --           (1,671)
                                                                                  -------------    -------------
                                                                                  $     (46,111)   $      (5,599)
                                                                                  =============    =============

   Diluted net income (loss) applicable to common stock:
     Loss before extraordinary charge applicable to common stock................  $     (46,111)   $      (2,015)
     Redemption Premium on Series C
       Preferred Stock..........................................................             --           (1,913)
                                                                                  -------------    -------------
                                                                                        (46,111)          (3,928)
     Extraordinary charge.......................................................             --           (1,671)
                                                                                  -------------    -------------
                                                                                  $     (46,111)   $      (5,599)
                                                                                  =============    =============

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
Basic:
     Shares outstanding beginning of period.....................................         30,072           28,860
     Incremental shares applicable to Stock Warrants/Stock Options..............             50              375
     Acquisition of Fickes and Stone Knightsbridge Interests....................            173              347
     Treasury shares............................................................         (1,111)          (1,010)
                                                                                  -------------    -------------
                                                                                         29,184           28,572
                                                                                  =============    =============
Diluted:
     Shares outstanding beginning of period.....................................         30,072           28,860
     Incremental shares applicable to Stock Warrants/Stock Options..............             50              375
     Acquisition of Fickes and Stone Knightsbridge Interests....................            173              347
     Treasury shares............................................................         (1,111)          (1,010)
                                                                                  -------------    -------------
                                                                                         29,184           28,572
                                                                                  =============    =============