Form 10-Q
period 1999-06-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1999-08-16
CIK 890449

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

                  For the quarterly period ended June 30, 1999

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                    13-3543540
    (State or other jurisdiction of                    (I.R.S. employer
      incorporation or organization)                  identification no.)
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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of August 11, 1999, was 29,026,496.



--------------------------------------------------------------------------------

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I -- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations and
                       Comprehensive Loss......................................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Review by Independent Certified Public Accountants..........16
                  Independent Auditors' Review Report.........................17
         Item 2. Management's Discussion And Analysis of Financial Condition
                       and Results of Operations...........18
         Item 3. Quantitative and Qualitative Disclosures About Market Risk...34

PART II -- OTHER INFORMATION
         Item 1. Legal Proceedings............................................35
         Item 4. Submission of Matters to a Vote of Security Holders..........36
         Item 5. Other Information............................................36
         Item 6. Exhibits and Reports on Form 8-K.............................36

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      June 30,      December 31,
                                                                                        1999            1998
                                                                                    -------------  ------------
                                                                                     (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  2,409,214   $  2,589,714
   Equity securities available for sale, at fair value............................         2,027          2,035
   Mortgage loans on real estate..................................................        41,544         36,882
   Policy loans...................................................................       201,877        207,490
   Cash and short-term investments................................................       106,229         92,727
   Other investments..............................................................        27,802         27,406
                                                                                    ------------   ------------
     Total investments ...........................................................     2,788,693      2,956,254
Accrued investment income.........................................................        38,917         37,291
Accounts and notes receivable.....................................................        11,820         14,319
Present value of insurance in force...............................................       182,695        170,729
Deferred policy acquisition costs.................................................       151,092        139,708
Costs in excess of net assets acquired............................................       101,542        108,070
Income taxes, primarily deferred..................................................        73,257         44,597
Other assets......................................................................        81,886        138,629
Assets of Businesses Held for Sale................................................       764,614      2,421,804
                                                                                    ------------   ------------
     Total assets ................................................................  $  4,194,516   $  6,031,401
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities and accruals...................................................  $  2,743,003   $  2,867,038
Notes payable.....................................................................       361,887        550,923
Accrued expenses and other liabilities............................................       113,157        110,945
Liabilities of Businesses Held for Sale...........................................       667,160      2,066,554
                                                                                    ------------   ------------
     Total liabilities............................................................     3,885,207      5,595,460
                                                                                    ------------   ------------

Shareholders' equity:
$3.375  Convertible  Preferred  Stock,  $.01 par value,  $50  redemption  value;
   authorized, issued and outstanding 2,300,000 at June 30, 1999 and
   December 31, 1998..............................................................       116,335        112,454
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,875,000 at June 30, 1999 and
   December 31, 1998..............................................................       146,704        141,673
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding
   30,143,416 at June 30, 1999 and 30,072,344 at December 31, 1998................           303            301
Additional paid-in capital........................................................       430,421        430,321
Accumulated other comprehensive income (loss), net of income taxes (benefits).....       (45,881)        19,995
Accumulated deficit...............................................................      (304,742)      (234,921)
Treasury shares (1,116,920 at June 30, 1999 and 1,105,369 at December 31, 1998)          (32,391)       (32,391)
Notes receivable and other assets secured by common stock.........................        (1,440)        (1,491)
                                                                                    ------------   ------------
     Total shareholders' equity...................................................       309,309        435,941
                                                                                    ------------   ------------
     Total liabilities and shareholders' equity ..................................  $  4,194,516   $  6,031,401
                                                                                    ============   ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
REVENUES:
   Premiums, principally accident and sickness.....  $      66,378   $      87,625  $     147,770  $     175,206
   Interest sensitive policy product charges.......         25,637          30,668         58,117         62,601
   Net investment income...........................         69,528          92,318        155,635        188,533
   Other income....................................          9,486           9,912         20,431         21,233
   Net gains (losses) from the sale of investments.         (3,247)          7,365         (1,068)         8,888
   Net gain from sales of subsidiaries.............         26,808              --         27,804             --
                                                     -------------   -------------  -------------  -------------
       Total revenues..............................        194,590         227,888        408,689        456,461
                                                     -------------   -------------  -------------  -------------
BENEFITS AND EXPENSES:
   Claims incurred.................................         71,001          77,043        143,917        158,999
   Change in liability for future policy benefits
     and other policy benefits.....................         21,998          80,609         77,709        132,670
   Amortization of present value of insurance in
     force and deferred policy acquisition costs...         18,726          26,966         41,095         50,939
   Amortization of costs in excess of net assets
     acquired and other intangibles................          8,758           3,915         10,786          7,657
   Underwriting and other administrative expenses..         45,421          57,934         99,139        101,195
   Interest and amortization of deferred debt
     issuance costs................................         11,224          10,356         25,344         20,273
   Restructuring charge............................          5,136          (1,756)         5,141          6,261
   Impairment provision associated with Assets of
     Businesses Held for Sale......................         28,200         140,485         58,486        140,485
                                                     -------------   -------------  -------------  -------------
       Total benefits and expenses.................        210,464         395,552        461,617        618,479
                                                     -------------   -------------  -------------  -------------
Loss before income taxes (benefits) and
  extraordinary charge.............................        (15,874)       (167,664)       (52,928)      (162,018)
     Income taxes (benefits).......................          3,343          (8,216)         7,943         (5,459)
                                                     -------------   -------------  -------------  -------------
Loss before extraordinary charge...................        (19,217)       (159,448)       (60,871)      (156,559)
     Extraordinary charge, net of income taxes.....             --              --             --         (1,671)
                                                     -------------   -------------  -------------  -------------
Net loss...........................................        (19,217)       (159,448)       (60,871)      (158,230)
     Preferred stock dividend requirements.........          4,457           4,456          8,913          9,360
                                                     -------------   -------------  -------------  -------------
Net loss applicable to common stock................  $     (23,674)  $    (163,904) $     (69,784) $    (167,590)
                                                     =============   =============  =============  =============
PER SHARE INFORMATION:
Basic:
   Loss before extraordinary charge applicable
     to common stock...............................  $       (0.81)  $       (5.60) $       (2.39) $       (5.80)
       Extraordinary charge, net of income taxes...             --              --             --          (0.06)
                                                     -------------   -------------  -------------  -------------
   Net loss applicable to common stock.............  $       (0.81)  $       (5.60) $       (2.39) $       (5.86)
                                                     =============   =============  =============  =============
Common shares used in computing basic loss per share        29,201          29,266         29,193         28,921
                                                     =============   =============  =============  =============
Diluted:
   Loss before extraordinary charge applicable
     to common stock...............................  $       (0.81)  $       (5.60) $       (2.39) $       (5.80)
       Extraordinary charge, net of income taxes...             --              --             --          (0.06)
                                                     -------------   -------------  -------------  -------------
   Net loss applicable to common stock.............  $       (0.81)  $       (5.60) $       (2.39) $       (5.86)
                                                     =============   =============  =============  =============
Common shares used in computing diluted loss per share      29,201          29,266         29,193         28,921
                                                     =============   =============  =============  =============
COMPREHENSIVE LOSS INFORMATION:
   Net loss........................................  $     (19,217)  $    (159,448) $     (60,871) $    (158,230)
   Change in unrealized foreign currency translation
     gains, net of income taxes....................          2,334          (4,251)         3,404         (2,382)
   Change in unrealized holding gains (losses) arising
     during the period on securities available for
     sale, net of income taxes (benefits) of $(26,254),
     $3,310, $(41,484) and $3,433..................        (37,354)         10,106        (64,296)        11,779
   Reclassification adjustments for gains included
     in net loss...................................            924          (3,958)          (911)        (5,403)
   Decrease in unrealized holding gains (losses)
     resulting from the sale of subsidiaries, net
     of income tax benefit of $1,104 and $666......         (3,585)             --         (4,073)            --
                                                     -------------   -------------  -------------  -------------
       Total comprehensive loss applicable
          to common stock..........................  $     (56,898)  $    (157,551) $    (126,747) $    (154,236)
                                                     =============   =============  =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.
                                        4

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        1999            1998
                                                                                    -------------  -------------
Cash flows from operating activities:
   Loss before extraordinary charge...............................................  $     (60,871) $    (156,559)
   Adjustments to reconcile loss before extraordinary charge to net cash provided (used) by operating activities:
       Impairment provision associated with Assets of Businesses Held for Sale....         58,486        140,485
       Net gain from sales of subsidiaries........................................        (27,804)            --
       Capitalization of deferred policy acquisition costs........................        (48,944)       (67,580)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net..........         48,125         56,899
       Increase (decrease) in policy liabilities, accruals and other
         policyholder funds.......................................................         (2,423)        26,669
       Other, net.................................................................         29,227          3,849
                                                                                    -------------  -------------
           Net cash (used) by operating activities................................         (4,204)         3,763
                                                                                    -------------  -------------
Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and short-term
     investments of $31,208 of subsidiaries sold..................................        165,649             --
   Cash and short-term investments acquired in acquisition of businesses,
     net of cash expended of $82,771 in 1998......................................             --         91,492
   Purchases of fixed maturity securities available for sale......................       (595,258)      (513,407)
   Purchases of equity securities available for sale..............................             --         (5,042)
   Maturities of fixed maturity securities available for sale.....................        215,688        153,034
   Sales of fixed maturity securities available for sale..........................        481,644        425,262
   Sales of equity securities.....................................................             19          1,830
   Acquisitions and originations of mortgage loans................................         (1,082)       (22,652)
   Sales of mortgage loans........................................................          1,495          4,927
   Principal collected on mortgage loans..........................................         30,552         32,870
   Other, net.....................................................................          5,115             38
                                                                                    -------------  -------------
       Net cash provided by investing activities..................................        303,822        168,352
                                                                                    -------------  -------------
Cash flows from financing activities:
   Additional borrowings..........................................................             --        200,000
   Reduction in notes payable.....................................................       (189,036)      (126,316)
   Dividends on preferred and common stock........................................             --        (11,752)
   Receipts from interest sensitive policies credited to
     policyholder account balances................................................         95,935        186,126
   Return of policyholder account balances on interest sensitive products.........       (246,455)      (362,467)
                                                                                    -------------  -------------
       Net cash used by financing activities......................................       (339,556)      (114,409)
                                                                                    -------------  -------------
       Net increase (decrease) in cash............................................        (39,938)        57,706
Cash and short-term investments at beginning of period............................        224,258        109,013
                                                                                    -------------  -------------
Cash and short-term investments at end of period (including $78,091 and
   $58,796 of cash and short-term investments classified as Assets of Businesses
   Held for Sale in 1999 and 1998)................................................  $     184,320  $     166,719
                                                                                    =============  =============
Supplemental disclosures:
     Income taxes paid............................................................  $       2,523  $       6,462
                                                                                    =============  =============
     Interest paid................................................................  $      23,991  $      17,104
                                                                                    =============  =============
Non-cash financing activities:
     Redemption of Series C Preferred stock.......................................  $          --  $      22,227
                                                                                    =============  =============
     Issuance of common stock associated with the acquisition of businesses.......  $          --  $       8,500
                                                                                    =============  =============
     Accrued and unpaid preferred stock dividends.................................  $       8,912  $          --
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life"); Peninsular Life Insurance Company ("Peninsular"); Professional Insurance Company ("Professional") (sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life");
Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries, Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company ("Constitution"), Union Bankers Insurance Company ("Union Bankers"), and Marquette National Life Insurance Company ("Marquette"); Security Life and Trust Insurance Company ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life") (sold April 30, 1999); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX") (sold June 30, 1999), an internet service provider, UC Mortgage Corp. ("UC") (sold April 30, 1999) and Cyberlink Development, Inc. ("Cyberlink") (sold April 30, 1999).

As a result of the Company's announcement of its decision to sell the Career Sales Division (the Career Sales Division is comprised of the operations of Penn Life, Peninsular, Union Bankers, Constitution and Marquette), KIVEX, Professional, United Life, UC, Cyberlink and Marketing One within a period not likely to exceed one year, the assets and liabilities of the Career Sales Division, KIVEX, Professional, United Life, UC, Cyberlink and Marketing One (collectively the "Businesses Held for Sale") were reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" as of December 31, 1998. The Assets of Businesses Held for Sale and Liabilities of Businesses Held for Sale as of June 30, 1999 included the accounts of the Career Sales Division since Professional, the United Life Assets (the United Life Assets consisted of the accounts of United Life, UC, Cyberlink and certain assets of Marketing One) and KIVEX were each disposed of on March 31, 1999, April 30, 1999 and June 30, 1999, respectively, (see Note 3 of Notes to Unaudited Consolidated Financial Statements).

During the three month period ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. As of June 30, 1999, the related financial statement accounts of Marketing One have been reclassified out of Assets and Liabilities of Businesses Held for Sale.

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

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities."   SFAS  No.  133  defines   derivative   instruments  and  provides
comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB deferred the effective date until fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No.133 and has not determined its effect on the consolidated financial statements.

3. DISPOSITIONS AND OTHER TRANSACTIONS

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. The operating results of Professional are included in the consolidated operating results through March 31, 1999. The Company realized a gain from the sale of Professional totaling $996. Also, as a result of the sale, unrealized gains on securities held for sale by Professional decreased $488. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which will occur prior to August 23, 1999 and will likely result in a reduction of the consideration received by the Company of approximately $1,200.

On April 30, 1999, the Company consummated the sale of the United Life Assets to ING America Insurance Holdings, Inc. ("ING"). The operating results of the United Life Assets are included in the consolidated operating results through April 30, 1999. The Company realized a loss from the sale of the United Life Assets totaling $4,104. Also, as a result of the sale, unrealized gains on securities held for sale by United Life decreased $3,585. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which are likely to occur prior to December 31, 1999.

On June 30, 1998, the Company consummated the sale of KIVEX to Allegiance Telecom, Inc. ("Allegiance"). The Company recorded a gain of $30,912 on the sale. The operating results of KIVEX are included in the consolidated operating results through June 30, 1999.

On December 31, 1998, the Company entered into a definitive agreement to sell the Career Sales Division and related assets to Universal American Financial Corp. ("Universal American"). The purchase price was originally $175,000, consisting of $136,000 of cash and $39,000 original principal amount of subordinated notes. In June 1999, the parties signed an amended and restated definitive agreement. The amendments reduce the purchase price to $137,000 in cash, including $6,500 of cash dividends to be paid by one of the Career Sales Division companies to PennCorp. Additionally, the amendments eliminate all purchase price adjustments relating to the disability income claim reserves of PLIC, indemnification obligations relating to adequacy of reserves and the closing obligation relating to the sale of Union Bankers' comprehensive medical block of business. Consummation of the transaction occurred on July 30, 1999. As a result of the amendments, the Company recorded an additional impairment provision aggregating $28,200 and $58,486 during the three and six months ended June 30, 1999, respectively (see Note 10 of Notes to Unaudited Consolidated Financial Statements).

4. NOTES PAYABLE

On March 31, April 30, May 14, June 25 and June 30, 1999, the Company entered into amendments (the "amendments") to its existing bank credit facility (the "Bank Credit Facility"). The amendments provide for additional covenants and revises certain financial covenants to the Bank Credit Facility. In addition, the amendments changed, among other things, the maturity date of the Bank Credit Facility to May 2000, extensions of dates for cash sweeps, principal payments and certain available commitments.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. NOTES PAYABLE (Continued)

Significant additional covenants included in the March 31 and June 24, 1999 amendments require the Company to repay indebtedness at specified dates and amounts throughout 1999. The timing and required debt reduction are as follows:

                  Date                                       Amount
                  ----                                       ------

        Upon sale of Professional                        $      40,000
     Upon sale of United Life Assets                           127,000
           Upon sale of KIVEX                                   22,000
   Upon sale of Career Sales Division                           78,000

The required debt reduction of $40,000 was made on April 1, 1999, with proceeds from the sale of Professional, and the required debt reduction of $127,000 was made on April 30, 1999, with proceeds from the sale of the United Life Assets. Additional debt reduction of $22,000 was made on June 30, 1999, upon the completion of the sale of KIVEX. The Company repaid the final $78,000 of debt reduction requirements on July 30, 1999, upon the completion of the sale of the Career Sales Division (see Note 10 of Notes to Unaudited Consolidated Financial Statements). At June 30, 1999, the Company and its subsidiaries were in compliance with all applicable covenants.

Upon consummation of the Career Sales Division divestiture, the Company may only borrow funds, up to $2,000, for the payment of interest under the amended Bank Credit Facility and the Company's unsecured 9 1/4 Senior Subordinated Notes ("Notes") subject to certain restrictions.

5. SELECTED PRO FORMA FINANCIAL INFORMATION

The following selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Career Sales Division, KIVEX, Professional and the United Life Assets. The pro forma statement of operations for the three and six month periods ended June 30, 1999 and 1998 give effect to such sales as if they had occurred on January 1, 1998. The selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1998, or results which may occur in the future.

                                                          Three Months Ended              Six Months Ended
                                                             June 30, 1999                  June 30, 1999
                                                     -----------------------------  ----------------------------
                                                      As Reported      Pro forma     As Reported     Pro forma
                                                     -------------   -------------  -------------  -------------
                                                               (In thousands, except per share amounts)
     Total revenues................................  $     194,590   $     103,726  $     408,689  $     215,812
     Net loss......................................        (19,217)        (22,701)       (60,871)       (39,733)
     Net loss applicable to common stock...........        (23,674)        (27,158)       (69,784)       (48,646)

     Per share information:
       Net loss applicable to common stock-basic...  $       (0.81)  $       (0.93) $       (2.39) $       (1.67)
       Net loss applicable to common stock-diluted.          (0.81)          (0.93)         (2.39)         (1.67)

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. SELECTED PRO FORMA FINANCIAL INFORMATION (Continued)

                                                          Three Months Ended              Six Months Ended
                                                             June 30, 1999                  June 30, 1999
                                                     -----------------------------  ----------------------------
                                                      As Reported      Pro forma     As Reported     Pro forma
                                                     -------------   -------------  -------------  -------------
                                                               (In thousands, except per share amounts)
     Total revenues................................  $     227,888   $     112,123  $     456,461  $     232,323
     Loss before extraordinary charge..............       (159,448)        (10,724)      (156,559)       (13,454)
     Loss before extraordinary charge applicable
       to common stock.............................       (163,904)        (15,180)      (165,919)       (22,814)

     Per share information:
       Loss before extraordinary charge applicable
          to common stock-basic....................  $       (5.60)  $       (0.52) $       (5.80) $       (0.79)
       Loss before extraordinary charge applicable
         to common stock-diluted...................          (5.60)          (0.52)         (5.80)         (0.79)

6. RESTRUCTURING CHARGES

As a result of the tremendous growth of the Company and the diversification of the underlying business units resulting from acquisitions over time, the Company began a strategic business evaluation in the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division in 1997.

On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest (the controlling interest in SW Financial owned by Messrs. Steven W. Fickes, a former executive officer and director, and David J. Stone, a former director and executive officer of the Company) and the Fickes and Stone Knightsbridge Interests (the interests in KB Investment Fund I, LP, formerly known as Knightsbridge Capital Fund I, LP; KB Management LLC and KB Consultants LLC, formerly known as Knightsbridge Consultants LLC; owned by Messrs. Fickes and Stone). The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11,767 for the six months ended June 30, 1998, directly and indirectly associated with the divisional restructuring.

As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5,307 for the three and six months ended June 30, 1999 associated with such restructuring.

The restructuring costs recognized the following for the three and six months ended June 30, 1999 and 1998:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
   Severance and related benefits incurred due
     to staff reduction............................  $       3,185   $          --  $       3,185  $       3,831
   Estimated holding costs of vacated facilities...          2,122              --          2,122          2,205
   Write-off of certain fixed assets and other
     impaired assets...............................             --              --             --            862
   Estimated contract termination costs............             --              --             --          4,869
                                                     -------------   -------------  -------------  -------------
       Total restructuring costs...................  $       5,307   $          --  $       5,307  $      11,767
                                                     =============   =============  =============  =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. RESTRUCTURING CHARGES (Continued)

During the three and six months ended June 30, 1999, the Company re-evaluated the restructuring costs and decreased the remaining accruals established in 1998 by $171 and $166, respectively. During the three and six months ended June 30, 1998, the Company re-evaluated the restructuring costs and reduced the remaining restructuring accruals by $1,756 and $5,506, respectively, as a result of the final determination of certain obligations. As of June 30, 1999, the Company had remaining accruals associated with restructuring charges aggregating $9,301.

7. BUSINESS SEGMENT INFORMATION

Segment data as of June 30, 1999 and December 31, 1998, and for the three and six months ended June 30, 1999 and 1998, are as follows:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
   Premiums and policy product charges:
       Financial Services Division.................  $      25,383   $      34,281  $      59,169  $      67,296
       Payroll Sales Division......................         23,017          21,630         46,300         43,632
       Businesses Held for Sale (United States)....         30,487          51,037         76,366        104,014
       Businesses Held for Sale (Canada)...........         13,128          11,345         24,052         22,865
                                                     -------------   -------------  -------------  -------------
                                                     $      92,015   $     118,293  $     205,887  $     237,807
                                                     =============   =============  =============  =============
   Operating profit (loss):
       Financial Services Division.................  $       5,574   $       4,392  $       9,102  $      15,767
       Payroll Sales Division......................          3,924           1,264          5,823          6,192
       Businesses Held for Sale....................         10,418         (17,459)        18,554         (8,541)
                                                     -------------   -------------  -------------  -------------
                                                     $      19,916   $     (11,803) $      33,479  $      13,418
                                                     =============   =============  =============  =============

                                                                                      June 30,      December 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
   Total assets:
       Financial Services Division................................................  $   2,674,699  $   2,823,007
       Payroll Sales Division.....................................................        637,242        695,777
       Businesses Held for Sale (United States)...................................        616,234      2,294,945
       Businesses Held for Sale (Canada)..........................................        148,380        126,859
                                                                                    -------------  -------------
                                                                                    $   4,076,555  $   5,940,588
                                                                                    =============  =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. BUSINESS SEGMENT INFORMATION (Continued)

Reconciliations of segment data to the Company's consolidated data are as follows (see Note 8 of Notes to Unaudited Consolidated Financial Statements):

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
   Total revenues:
       Segments--premiums and policy
         product charges...........................  $      92,015   $     118,293  $     205,887  $     237,807
       Net investment income.......................         69,528          92,318        155,635        188,533
       Other income................................          9,486           9,912         20,431         21,233
       Net gain (losses) from sale of investments..         (3,247)          7,365         (1,068)         8,888
       Net gain from sales of subsidiaries.........         26,808              --         27,804             --
                                                     -------------   -------------  -------------  -------------
                                                     $     194,590   $     227,888  $     408,689  $     456,461
                                                     =============   =============  =============  =============
   Loss before income taxes and
     extraordinary charge:
       Segments....................................  $      19,916   $     (11,803) $      33,479  $      13,418
       Corporate expenses and eliminations.........        (14,791)        (14,141)       (24,172)       (17,305)
       Impairment provision associated with
         Assets of Businesses Held for Sale........        (28,200)       (140,485)       (58,486)      (140,485)
       Interest and amortization of deferred
         debt issuance costs.......................        (11,224)        (10,356)       (25,344)       (20,273)
       Net gains (losses) on the sale of investments        (3,247)          7,365         (1,068)         8,888
       Net gain from sales of subsidiaries.........         26,808              --         27,804             --
       Restructuring costs.........................         (5,136)          1,756         (5,141)        (6,261)
                                                     -------------   -------------  -------------  -------------
                                                     $     (15,874)  $    (167,664) $     (52,928) $    (162,018)
                                                     =============   =============  =============  =============

                                                                                      June 30,      December 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
   Total assets:
       Segments...................................................................  $   4,076,555  $   5,940,588
       Corporate and other........................................................        117,961         90,813
                                                                                    -------------  -------------
                                                                                    $   4,194,516  $   6,031,401
                                                                                    =============  =============

8. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

The Assets and Liabilities of Businesses Held for Sale at June 30, 1999, and December 31, 1998, were as follows:

                                                                                      1999              1998
                                                                                  -------------    -------------
       Invested assets..........................................................  $     661,243    $   1,974,280
       Insurance assets.........................................................         17,008          329,950
       Other assets.............................................................         86,363          117,574
                                                                                  -------------    -------------
         Total assets...........................................................  $     764,614    $   2,421,804
                                                                                  =============    =============

       Insurance liabilities....................................................  $     618,477    $   1,853,163
       Other Liabilities........................................................         48,683          213,391
                                                                                  -------------    -------------
         Total liabilities......................................................  $     667,160    $   2,066,554
                                                                                  =============    =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE (Continued)

During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. As of June 30, 1999, the related financial statement accounts of Marketing One have been reclassified out of Assets and Liabilities of Businesses Held for Sale.

9. COMMITMENTS AND CONTINGENCIES

During the third quarter of 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current or former directors and officers.

During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, the Company, David J. Stone, formerly a director and Chairman and Chief Executive Officer, and Steven W. Fickes, formerly a director and President and Chief Financial Officer was filed on March 15, 1999 (the "Complaint").

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

Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock and purchasers of the Company's subordinated notes during the period of February 8, 1996, through November 16, 1998.

During a conference on March 19, 1999, defendants sought and were granted permission to file, and subsequently filed, a motion to dismiss the Complaint. Although there are no assurances that the motion to dismiss will be granted, management believes that there are meritorious defenses to the action that were raised in connection with the motion, including whether the Complaint adequately pleads scienter (i.e., intent to defraud) as required under the Private Securities Litigation Reform Act of 1995.

The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15,000 of primary and $10,000 of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of: (i) all expenses and
(ii) any losses in excess of a $1,000 retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint. The Company has had preliminary settlement discussions with the Plaintiff's counsel and have involved representatives of the primary insurance carrier and their counsel.

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

On July 30, 1998, the SEC notified the Company that it had commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first six months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

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

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. The Company has initiated an exchange program which enables policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. As of June 30, 1999, Security Life has established a regulatorily required contingency reserve aggregating approximately $5,000 in its statutory financial statements associated with the exchange program. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In connection with a potential leveraged buyout of the Career Sales Division (which ultimately did not occur), the sales force of Penn Life agreed to a reduction in the commission rates over the life of the policy contract on new sales on and after January 1, 1998, in exchange for the opportunity to participate in the equity in a newly-formed leveraged entity. Discussions have also been held relating to equity incentive programs based on sales production and persistency measures. Additionally, the Company has held discussions with a marketing organization, which it has contracted with for the development and marketing of products focused on the senior marketplace, concerning the issuance of equity in the newly-formed leveraged entity based on a percentage of profits contributed by such marketing organization. In connection with the Company's definitive agreement to sell the Career Sales Division and related assets to Universal American, the sales force of Penn Life and the marketing organization will receive equity in Universal American and will participate in certain equity incentive programs of Universal American. The Company consummated its transaction with Universal American on July 30, 1999. A portion of the proceeds received by the Company from Universal American for the sale of the Career Sales Division were used to fund the purchase of equity of Universal American by the sales force of Penn Life and to make certain other payments to the sales force in exchange for a release of claims relating to the potential leveraged buyout.

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

In May 1998, the three senior executives of the Company entered into two year employment agreements with the Company which have various annual bonus, deferred payment and termination provisions. As of June 30, 1999, the Company had accrued compensation expense of approximately $900 and $5,646 for the annual 1999 bonus and deferred compensation provisions, respectively associated with these employment agreements. The deferred compensation provisions are payable

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (Continued)

upon the expiration of the employment agreement, or sooner termination of the executive by the Company without cause, or termination by the executive for "good reason" as defined in the employment agreements.

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

The Company has provided certain assurances to each respective purchaser of the Businesses Held for Sale with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it will be able to meet the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that it will do so. Failure of the Company to meet such representations and warranties could result in indemnification claims for breach of contract.

Each of the definitive purchase and sale agreements the Company has consummated for Professional, the United Life Assets, KIVEX and the Career Sales Division, contain indemnification provisions which survive the closing of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company breach certain representation and warranty provisions under any of the purchase and sale agreements.

The Company has outstanding commitments to invest up to $12,782 in various limited partnership funds and other investments.

The Company has a contingent obligation for mortgage loans previously sold aggregating $5,218 as a result of the Company acting as a servicing conduit.

10. SUBSEQUENT EVENTS

As previously announced in July 1999, the New York Stock Exchange ("NYSE") advised the Company that it has fallen below the exchange's continued listing criteria for net tangible assets available to common stock (less than $12,000) together with 3-year average net income (less than $600). Additionally, the NYSE informed the Company that the NYSE's Board of Directors approved new continued listing standards which require, among other things, (1) a minimum stockholders' equity and market capitalization of $50,000, (2) a minimum average market capitalization of $15,000, and (3) a minimum average stock price of not less than one dollar per share. The NYSE has indicated verbally to the Company that these proposed rules became effective on July 27, 1999 and, as of the current date, the Company does not meet numbers 2 and 3 of the new continued listing criteria described above.

The Company will have 45 days from the date it receives written notification by the NYSE of the effective date of the new standards, to present a business plan to the NYSE that will demonstrate compliance with all aspects of these new standards within twelve months of the notification of the effective date. If at the time of the written notification of the effective date of the new standards the Company is below the one dollar stock price criterion, the Company has six months to raise its

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. SUBSEQUENT EVENTS (Continued)

stock price above the one dollar level. If the NYSE accepts the Company's business plan, the Company will be monitored quarterly by the NYSE for compliance with its plan. The NYSE had indicated that if the Company fails to achieve the quarterly milestones in the plan or is not in compliance with the new continued listing criteria at the end of the twelve month period, it will be suspended from trading on the NYSE and application will be made to the SEC to delist the issue. The NYSE said that if the exchange does not accept the Company's plan or if the Company elects not to submit a plan, it will be subject to immediate trading suspension and subsequent delisting procedures. The NYSE further indicated that if the Company achieves all quarterly milestones and meets the new continued listing criteria at the end of the twelve months, it will be considered to be "in good standing" and no longer subject to business plan review, although the Company would still be subject to the NYSE's on-going continued listing review policies and procedures.

On July 30, 1999, the Company completed the sale of the Career Sales Division to Universal American. The net cash proceeds of the sale, after transaction costs and fulfillment of contractual obligations, was approximately $82,000. The Company used $78,000 of the net proceeds to reduce the principal under the Company's Bank Credit Facility.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The June 30, 1999 and 1998, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review is included on the following page.


                  (Remainder of Page Intentionally Left Blank)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 1999 and 1998, and consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





/S/KPMG LLP
Dallas, Texas
August 12, 1999

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

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of insurance products; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6)
increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"), which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's ability to successfully complete its year 2000 remediation efforts and (10) current and/or unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

GENERAL

The Company, through its three operating divisions, provides accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, independent general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities.

The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

Dispositions and Other Transactions. On June 30, 1999, the Company completed the sale of KIVEX to Allegiance for $34.5 million in cash. The net proceeds to the parent company from the sale were $22.2 million after payment of costs and fees associated with the transaction and after repayment of $10.2 million of intercompany borrowings to insurance company affiliates of PennCorp. Of the net proceeds, $22.0 million was used to reduce principal and commitments under the Company's Bank Credit Facility. The Company recorded a gain of $30.9 million from the sale.

On April 30, 1999, the Company consummated the sale of the United Life Assets. The purchase consideration totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of the Company's obligation to purchase certain mortgages and other assets as well as for transaction related costs at closing. The Company received net cash proceeds of $136.5 million of which $127.0 million was used to reduce principal and commitments under the Company's Bank Credit Facility. The Company realized a loss from the sale of the United Life Assets totaling $4.1 million. Also, as a result of the sale, unrealized gains on securities held for sale by United Life decreased $3.6 million. The amount of mortgages purchased is subject to adjustment for a period of 90 days subsequent to closing pursuant to terms of the purchase and sale agreement. This review period has been extended by mutual agreement. The determination and settlement of the final amount of mortgages included in the sale is expected to occur prior to December 31, 1999.

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. for cash proceeds of $47.5 million. The Company realized net cash proceeds of $40.2 million. Of the net proceeds, $40.0 million was used to reduce principal and commitments under the Company's Bank Credit Facility on April 1, 1999. The Company realized a gain from the sale of Professional totaling $1.0 million. Also, as a result of the sale, unrealized gains on securities held for sale by Professional decreased $488,000. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which will occur prior to August 23, 1999 and will likely result in a further reduction of consideration received of approximately $1.2 million.

On December 31, 1998, the Company entered into a definitive agreement to sell the Career Sales Division and related assets to Universal American. The purchase price was originally $175.0 million, consisting of $136.0 million of cash and $39.0 million original principal amount of subordinated notes. In June 1999, the parties signed an amended and restated definitive agreement. The amendments reduce the purchase price to $137.0 million in cash, including $6.5 million of cash dividends to be paid by one of the Career Sales Division companies to PennCorp. Additionally, the amendments eliminate all purchase price adjustments relating to the disability income claim reserves of PLIC, indemnification obligation relating to adequacy of reserves and the closing obligation relating to the sale of Union Bankers' comprehensive medical block of business. As a result of the amendments, the Company recorded an additional impairment provision aggregating $28.2 million and $58.5 million during the three and six months ended June 30, 1999, respectively. In addition, for the three month period ended September 30, 1999, the Company anticipates realizing a foreign currency loss of approximately $23.3 million and an adjustment to other comprehensive income of a like amount as a result of the Company realizing the impacts of foreign currency translation losses through the sale of PennCorp Life Insurance Company, PLIC's Canadian subsidiary.

The consummation of the sale of the Career Sales Division transaction occurred on July 30, 1999. The Company received net cash proceeds of approximately $82.0 million and utilized $78.0 million of the net cash proceeds to reduce the principal under the Company's Bank Credit Facility.

The Company has engaged Wasserstein, Perella & Co. ("Wasserstein Perella") to review the Company's capital structure and develop recapitalization and restructuring alternatives. The Company, with Wasserstein Perella, is currently exploring with interested parties, a sale of the entire Company and, on a parallel track, a restructuring or recapitalization transaction. There can be no assurance: (i) the Company will be successful in developing and implementing one or more of these transactions; (ii) the form the transactions will ultimately take; or (iii) the timing to complete the process.

As amended, the final maturity date of the Bank Credit Facility is May 2000. Following the sale of the Career Sales Division and the realization of the net proceeds therefrom to pay down the Bank Credit Facility, the aggregate amount of indebtedness remaining under the Bank Credit Facility was approximately $167.0 million. In the event the Company does not consummate any of the transactions described in the immediately preceding paragraph prior to the maturity date of the Bank Credit Facility, the Company may seek to further amend the Bank Credit Facility, to refinance the Bank Credit Facility, to sell additional assets to fund the repayment of the Bank Credit Facility or to pursue other alternatives. There can be no assurance that the Company will be successful in implementing any one or more of such transactions or alternatives, the form such transactions or alternatives may take, or the timing of such transactions or alternatives. In the event the Company is unable to consummate any of the foregoing transactions or alternatives and is otherwise unable to obtain sufficient liquidity to repay the Bank Credit Facility on maturity, such failure would result in a default under the Bank Credit Facility and the indenture governing the Notes, entitling the holders thereof to exercise certain remedies, including the acceleration of such indebtedness and the commencement of legal actions to collect the indebtedness. In such event, the Company will examine and consider any alternatives then available to the Company.

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

On January 2, 1998 and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisitions allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11.8 million for the six months ended June 30, 1998 directly and indirectly associated with divisional restructuring.

As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5.3 million for the three and six months ended June 30, 1999.

The restructuring costs recognized the following for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
   Severance and related benefits incurred due
     to staff reduction............................  $       3,185   $          --  $       3,185  $       3,831
   Estimated holding costs of vacated facilities...          2,122              --          2,122          2,205
   Write-off of certain fixed assets and other
     impaired assets...............................             --              --             --            862
   Estimated contract termination costs............             --              --             --          4,869
                                                     -------------   -------------  -------------  -------------
       Total restructuring costs...................  $       5,307   $          --  $       5,307  $      11,767
                                                     =============   =============  =============  =============

During the three and six months ended June 30, 1999, the Company re-evaluated the restructuring costs and decreased the remaining accruals established in 1998 by $171,000 and $166,000, respectively. During the three and six months ended June 30, 1998, the Company re-evaluated the restructuring costs and reduced the remaining accruals by $1.8 million and $5.5 million, respectively, as a result of the final determination of certain obligations. As of June 30, 1999, the Company had remaining accruals associated with restructuring charges aggregating $9.3 million.

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

The Company's overall year 2000 compliance initiatives, include the following components: (i) assessment of all business critical systems (business critical systems include computer and other systems), processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems;
(iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and follows up periodically. Of those parties that have responded, the Company's most significant third party vendors and business partners have indicated that they have a plan for year 2000 compliance or believe that they are currently year 2000 compliant.

The Company has engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections, the Company anticipates incurring internal and external costs of $6.1 million during 1999 for a total cost of $21.4 million for year 2000 remediation. The Company estimates it has incurred internal and external costs aggregating $2.0 million and $3.1 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Company has incurred year 2000 costs totaling $5.7 million and $5.4 million, respectively.

Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Company believes that the Career Sales Division has substantially completed its year 2000 assessment and remediation efforts, which will be subject to ongoing tests for the remainder of 1999. In addition, the Career Sales Division has committed to a strategy of utilizing third party administrative experts, who have indicated year 2000 compliance, to handle the processing of certain components of its health insurance business, thus eliminating the need for the upgrade or modification of certain existing health administration systems. The Payroll Sales Division has substantially completed the remediation of its largest administrative platforms and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during the remainder of 1999. The Company believes that the Payroll Sales Division is 99.0% complete with its compliancy effort for critical business systems. The efforts of the Company's Financial Services Division are highly dependent on the utilization of outside resources. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently, the Company believes that the Financial Services Division is 99.0% complete with remediation efforts associated with its critical business systems. The Company believes that all of its divisions will have completed their remediation efforts by September 1999, but each division will continue to perform testing throughout 1999.

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

The Company has provided certain assurances to each respective purchaser of the Businesses Held for Sale with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it will be able to meet the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that it will do so. Failure of the Company to meet such representations and warranties could result in indemnification claims by the respective purchasers.

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

The following table shows the cash sources and uses of the parent company on a projected basis for 1999 and on an actual basis for the six months ended June 30, 1999 and 1998:

                                                                   Projected
                                                                    Period
                                                                July 1, 1999 to       Six Months Ended
                                                                 December 31,             June 30,
                                                                                ----------------------------
                                                                     1999           1999           1998
                                                                -------------   -------------  -------------
                                                                              ($ in thousands)
   Cash sources:
     Cash from subsidiaries...................................  $      90,180   $     220,308  $      41,531
     Other investment income..................................             --             539          1,912
     Additional borrowings....................................             --              --        200,000
     Sales of/collection on assets currently held.............          9,869             995             --
     Other, net...............................................            394              12            628
                                                                -------------   -------------  -------------
           Total sources......................................        100,443         221,854        244,071
                                                                -------------   -------------  -------------
   Cash uses:
     Acquisition of businesses................................             --              --         73,858
     Interest paid on indebtedness............................         14,557          23,991         17,104
     Operating expenses, including restructuring charges......          7,390           3,912          9,422
     Reduction of notes payable...............................         78,000         189,000        126,015
     Capital contributions to subsidiaries....................             --           4,485          2,000
     Purchase of equity securities............................             --              --          5,000
     Dividends on preferred and common stock..................             --              --         11,752
     Other, net...............................................          1,400              --             --
                                                                -------------   -------------  -------------
           Total uses.........................................        101,347         221,388        245,151
                                                                -------------   -------------  -------------

   Increase (decrease) in cash and short-term investments.....           (904)            466         (1,080)
   Cash and short-term investments at beginning of period.....         13,120          12,654          4,464
                                                                -------------   -------------  -------------
   Cash and short-term investments at end of period...........  $      12,216   $      13,120  $       3,384
                                                                =============   =============  =============

Cash Sources

Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries has been made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution and Pioneer Security (collectively, the "Surplus Note Companies"). With respect to Constitution and Pioneer Security, the surplus debenture payments have been made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $258.5 million and $453.1 million as of June 30, 1999 and December 31, 1998, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

The Surplus Note Companies rely upon dividends and tax sharing payments from their respective insurance subsidiaries. Each of the insurance subsidiaries is in turn subject to regulatory restrictions with respect to the maximum amount of dividends that can be paid to the Surplus Note Companies within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory capital and surplus or prior year's statutory earnings.

For the six months ended June 30, 1999 and 1998, the Company received surplus debenture interest and principal payments from PLAIC of $165.7 million and $14.5 million, respectively, and received dividends and tax sharing payments of $54.6 million and $27.0 million, respectively. Substantially all of the surplus debenture, dividends and tax sharing payments made by PLAIC were the direct result of proceeds received by PLAIC from the disposition of Businesses Held for Sale. The Surplus Note Companies received $1.8 million and $11.6 million from their respective subsidiaries in tax sharing payments during the six months ended June 30, 1999 and 1998, respectively.

The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million.

Other Investment Income. During the six months ended June 30, 1999 and 1998, the Company received other investment income from short-term invested assets held by the parent company.

Additional Borrowings. During the six months ended June 30, 1998 the Company borrowed under its existing bank credit facilities primarily to fund acquisitions or repay existing indebtedness. See "Cash Uses" below for the use of proceeds from the additional borrowings.

Sale of/Collection on Assets Currently Held. During the six months ended June 30, 1999, the Company received distribution from a limited partnership of $166. These assets were acquired in connection with the sale of the United Life Assets. In addition, the Company sold a non-life insurance subsidiary for $829 in connection with the sale of the United Life Assets.

Cash Uses

Acquisition of Businesses. During 1998, the Company acquired the SW Financial Controlling Interest for $73.7 million in cash and the Fickes and Stone Knightsbridge Interests for $10.6 million of which $200,000 of the consideration was paid in cash. To fund such acquisitions the Company utilized borrowings under its existing credit facility.

Interest Paid on Indebtedness. During the six months ended June 30, 1999 and 1998, the Company utilized varying amounts of leverage in its capital structure. For the six months ended June 30, 1999 and 1998, the average indebtedness outstanding aggregated $454.1 million and $451.1 million, respectively. The Company's weighted average costs of borrowings increased significantly during 1999 as a result of the Company's increased leverage ratio and projected weakness in future liquidity.

Operating Expenses, Including Restructuring Charges. During the six months ended June 30, 1999 and 1998, the parent company directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by the parent company during the six months ended June 30, 1999 and 1998 aggregated $1.6 million and $1.7 million, respectively. During the remainder of 1999, the parent company anticipates funding an additional $1.9 million of such charges. During the six months ended June 30, 1999, the parent company also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $1.1 million. Operating expenses for the six months ended June 30, 1999 and 1998 also include costs aggregating $1.4 million and $121,000, respectively, associated with the pending class action securityholder litigation and the SEC investigation. The Company anticipates incurring additional expenses associated with such legal matters (although the Company's Directors and Officers Liability Insurance carrier is required to reimburse the Company 75% of such expenses in excess of $1.0 million retention amount) and will additionally incur significant costs associated with its capital restructuring efforts during the remainder of 1999.

Reduction in Notes Payable. During the six months ended June 30, 1999, the Company made repayments under the Bank Credit Facility aggregating $189.0 million upon the consummation of sales of Professional, the United Life Assets and KIVEX.

In conjunction with the Company's 1998 acquisition of the SW Financial Controlling interest, the Company borrowed under its existing $450.0 million revolving Bank Credit Facility to repay indebtedness of SW Financial aggregating $115.0 million upon acquisition. In addition, during 1998 the Company used existing liquidity to repay $11.0 million of indebtedness under the Company's Bank Credit Facility.

Capital Contributions to Subsidiaries. For the six months ended June 30, 1999 and 1998, the Company made capital contributions to subsidiaries totaling $4.4 million and $2.0 million, respectively. During 1999, $3.3 million of the contribution was made to PLAIC to make a subsequent capital contribution to PLIC and $1.1 million was made to a non-life insurance subsidiary. During 1998, the contributions were primarily made to non-life insurance subsidiaries for other corporate purposes.

Purchase of Equity Securities. In conjunction with the acquisition of the Fickes and Stone Knightsbridge Interests, the Company acquired Fickes' and Stone's interest in the ACO Brokerage Common Stock for $5.0 million during the six months ended June 30, 1998.

Dividends on Preferred and Common Stock. During the six months ended June 30, 1999 and 1998, the Company paid common and preferred stock dividends aggregating $-- and $11.8 million, respectively. The absence of dividend payments during 1999 was due to the Company's decision to halt common and preferred stock dividend payments as a result of liquidity concerns and restrictions contained in the amended Bank Credit Facility.

Projected Cash Sources and Uses for the Remaining Six Months of 1999

For the remainder of 1999, the Company anticipates receiving approximately $8.2 million in the form of principal and interest payments or dividends and tax sharing payments from the Surplus Note Companies as a result of the ordinary dividend flow from the Surplus Notes Companies' insurance subsidiaries. In July 1999, the Company received payments of approximately $82.0 million from the sale of the Career Sales Division as a result of surplus debentures repayment or dividends upon consummation of the sale of the Career Sales Division by the Surplus Note Companies (see Notes 3 and 4 of Notes to Unaudited Consolidated Financial Statements). On July 30, 1999, the Company utilized $78.0 million of proceeds from the sale of the Career Sales Division to repay indebtedness of the parent company under the Bank Credit Facility.

The Company acquired assets from United Life and Professional in connection with the sale of such companies and anticipates it will be able to sell most of these assets during the remainder of 1999 and realize cash proceeds of approximately $9.9 million, though there can be no assurance that the Company will succeed in doing so. Such liquidity is necessary for the Company to fund interest payments under the Bank Credit Facility and the notes and to fund operating expenses of the Company.

In addition to the above proceeds, there exists $2.0 million of unused commitments under the Company's existing credit facility that are available only for the purpose of payments of interest with respect to the Bank Credit Facility and the Notes, should the Company not have sufficient liquidity from other sources.

As a result of these anticipated actions, management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements for 1999 and the first quarter of 2000. In May 2000, the Company's Bank Credit Facility matures. The Company is currently working on various sale and recapitalization alternatives in order to repay or refinance such indebtedness. With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop as currently projected. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to refinance the existing Bank Credit Facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of non-strategic subsidiaries and (ii) obtain regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

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

Cash Flow from Operating Activities. Cash provided by operating activities, excluding the parent company, were $5.1 million and $12.0 million for the six months ended June 30, 1999 and 1998, respectively. The decreasing trend in cash flow from operating activities principally resulted from increasing costs associated with: (i) year 2000 remediation at all of the insurance subsidiaries and (ii) reduced costs as a result of strategic business evaluations and associated restructuring of the Company.

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

The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,409.2 million and $2,589.7 million at June 30, 1999, and December 31, 1998, respectively.

During the six months ended June 30, 1999 and 1998, the Company's subsidiaries sold $481.7 million and $427.1 million of fixed maturity and equity securities, and purchased $595.3 million and $529.5 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities, meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits and to improve the quality of the investment portfolio or avoid prepayment risks.

Cash Flow from Financing Activities. Cash used by financing activities, excluding the parent company, were $348.5 million and $200.3 million for the six months ended June 30, 1999 and 1998, respectively. The majority of the cash outflow is attributable to policyholder surrenders exceeding deposits by $150.5 million and $176.3 million for the six months ended June 30, 1999 and 1998, respectively. Cash outflows during the six months ended June 30, 1999 also included dividends and surplus debenture principal payments aggregating $202.4 million made to the parent. Substantially all of these payments were the direct result of proceeds received by PLAIC from disposition of Businesses Held for Sale.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1999 and 1998, the Company has prepared the following selected pro forma financial information for the Company's remaining operating divisions, the Financial Services Division (excluding the United Life Assets) and the Payroll Sales Division (excluding Professional) and Businesses Held for Sale (Career Sales Division, Professional, the United Life Assets and KIVEX). During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. Consequently, the results of operations of Marketing One have been reclassified out of "Businesses Held for Sale" to "Corporate" for all periods presented. The selected pro forma financial information by operating division is defined as pre-tax income (loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income
(Loss)").

The Company has prepared such information as it believes that: (i) the intended disposition of the Businesses Held for Sale and (ii) the restructuring costs are material enough to make historical comparative results not meaningful. In addition, the Company believes that the selected pro forma financial information will facilitate the subsequent discussion parallel with how management views and evaluates the operations of the Company.

The following selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the transactions described above been made as of January 1, 1998, or the results which may occur in the future.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Retained Business--Financial Services Division:
     Operating income..............................  $       5,574   $       4,392  $       9,102  $      15,767
     Net investment gains (losses).................         (2,560)          2,671         (1,438)         2,901
     Restructuring costs...........................         (5,275)             --         (5,313)        (2,164)
                                                     -------------   -------------  -------------  -------------
                                                            (2,261)          7,063          2,351         16,504
                                                     -------------   -------------  -------------  -------------
   Retained Business--Payroll Sales Division:
     Operating income..............................          3,924           1,264          5,823          6,192
     Net investment gains (losses).................           (745)            314           (758)           338
                                                     -------------   -------------  -------------  -------------
                                                             3,179           1,578          5,065          6,530
                                                     -------------   -------------  -------------  -------------
   Businesses Held for Sale:
     Operating income..............................         10,418         (17,459)        18,554         (8,541)
     Net investment gains (losses).................            (62)          4,382          1,009          5,651
     Restructuring costs...........................            169              23            202         (3,051)
     Net gain from sale of subsidiary..............         26,808              --         27,804             --
     Impairment valuation..........................        (28,200)       (140,485)       (58,486)      (140,485)
                                                     -------------   -------------  -------------- -------------
                                                             9,133        (153,539)       (10,917)      (146,426)
                                                     -------------   -------------  -------------  --------------
   Corporate:
     Interest and amortization of deferred
       debt issuance cost..........................        (11,224)        (10,356)       (25,344)       (20,273)
     Corporate expenses, eliminations and other....        (14,791)        (14,141)       (24,172)       (17,305)
     Net investment gains (losses).................            120              (2)           119             (2)
     Restructuring costs...........................            (30)          1,733            (30)        (1,046)
                                                     -------------   -------------  -------------  -------------
                                                           (25,925)        (22,766)       (49,427)       (38,626)
                                                     -------------   -------------  -------------  -------------
   Loss before income taxes and
     extraordinary charge..........................  $     (15,874)  $    (167,664) $     (52,928) $    (162,018)
                                                     =============   =============  =============  =============

RETAINED BUSINESS--FINANCIAL SERVICES DIVISION

The Financial Services Division includes the operations of Southwestern Life and Security Life. Southwestern Life and Security Life market life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southwestern and southeastern United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Revenues:
     Policy revenues...............................  $      25,383   $      34,281  $      59,169  $      67,296
     Net investment income.........................         39,206          46,453         82,062         94,536
     Other income..................................          2,162           1,681          3,485          3,095
                                                     -------------   -------------  -------------  -------------
                                                            66,751          82,415        144,716        164,927
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         41,814          60,841         97,183        119,899
     Insurance related expenses....................          6,842           5,212         16,039          9,125
     Other operating expenses......................         12,521          11,970         22,392         20,136
                                                     -------------   -------------  -------------  -------------
                                                            61,177          78,023        135,614        149,160
                                                     -------------   -------------  -------------  -------------
       Pre-tax operating income....................  $       5,574   $       4,392  $       9,102  $      15,767
                                                     =============   =============  =============  =============

Policy Revenues. Policy revenues include: (i) premiums received on traditional life products and a small amount of traditional annuities (ii) mortality and administrative fees earned on universal life insurance and annuities and (iii) surrender charges on terminated universal life and annuity products. In accordance with GAAP, premiums on universal life and annuity products are accounted for as deposits to insurance liabilities.

Premiums, net of reinsurance, by major product line for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Life premiums:
     Universal life (first year)...................  $       2,509   $       2,790  $       5,027  $       5,663
     Universal life (renewal)......................         12,859          22,669         32,369         49,685
     Yearly renewable term reinsurance on
       universal life..............................         (2,232)         (1,545)        (4,374)        (3,390)
     Traditional life (first year).................          2,111           2,764          4,954          5,686
     Traditional life (renewal)....................          7,393          10,634         15,656         18,806
                                                     -------------   -------------  -------------  -------------
       Life premiums, net of reinsurance...........         22,640          37,312         53,632         76,450
                                                     -------------   -------------  -------------  -------------

   Annuity premiums:
     Interest-sensitive fixed (first year).........          1,467           3,503          3,890          6,963
     Interest-sensitive fixed (renewal)............            423           1,079            768          1,595
                                                     -------------   -------------  -------------  -------------
       Annuity premiums, net of reinsurance........          1,890           4,582          4,658          8,558
                                                     -------------   -------------  -------------  -------------

   Fixed benefit premiums:
     Long-term care premiums net of reinsurance
       (all first year)............................           (479)              3            (74)             3
                                                     -------------   -------------  -------------  -------------
         Premiums, net of reinsurance..............         24,051          41,897         58,216         85,011
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities......................        (17,258)        (30,041)       (42,054)       (63,906)
                                                     -------------   -------------  -------------  -------------
         Premiums on products with mortality or
           morbidity risk..........................          6,793          11,856         16,162         21,105
   Fees and surrender charges on interest
     sensitive products............................         18,590          22,425         43,007         46,191
                                                     -------------   -------------  -------------  -------------
         Policy revenues...........................  $      25,383   $      34,281  $      59,169  $      67,296
                                                     =============   =============  =============  =============

Policy revenues decreased 26.0% and 12.1% during the three and six months ended June 30, 1999, respectively. Life premiums collected, net of reinsurance, were $22.6 million and $53.6 million for the three and six months ended June 30, 1999 compared with $37.3 million and $76.5 million in the comparable periods of 1998. First year universal life premiums decreased 10.1% and 11.2% in the three and six months ended June 30, 1999, respectively, to $2.5 million and $5.0 million for the three and six months ended June 30, 1999, respectively, and first year traditional life decreased 23.6% and 12.9% to $2.1 million and $5.0 million for the three and six months ended June 30, 1999, respectively. The decline is attributable to lower sales at Security Life. New life sales were strong at Security Life for the three month period ended March 31, 1998 but had declined significantly throughout the remainder of 1998 and for the three and six months ended June 30, 1999 reflecting the impact of ratings downgrades and management changes in Security Life's marketing management. Universal life and traditional life renewal premiums declined 39.2% and 29.9% for the three and six months ended June 30, 1999 compared with the comparable 1998 periods. This reflects ratings downgrades and the impact of certain management actions instituted by Security Life. On January 1, 1999 Security Life instituted an exchange or refund program for holders of certain types of interest sensitive insurance contracts. This program resulted in a refund of premiums of $12.5 million and $18.1 million for the three and six months ended June 30, 1999, respectively, and will likely result in additional refund of premiums for the remainder of 1999. See "Policyholder Benefits," included herein and Note 9 of the Notes to Unaudited Consolidated Financial Statements. Annuity premiums of $1.9 million and $4.7 million for the three and six months ended June 30, 1999, respectively, were less than premiums of $4.6 million and $8.6 million in the comparable periods of 1998. Annuity sales are likely to continue to decline unless market conditions for fixed annuities become more favorable and ratings of Southwestern Life and Security Life improve. Southwestern Life entered into an amendment to its currently existing reinsurance on long-term care products increasing the cession amount to 80% retroactively to September 30, 1998. The impact of such amendment was to reduce premium consideration for long-term care by $900,000 for the three and six month periods ended June 30, 1999.

Net Investment Income. Net investment income decreased 15.6% and 13.2% to $39.2 million and $82.1 million for the three and six months ended June 30, 1999, respectively, due to a decrease in invested assets and reduced yields on investments. Average invested assets declined approximately $257.8 million and $268.4 million for the three and six months ended June 30, 1999, respectively, compared with the comparable periods in 1998. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities and universal life products, which totaled $68.2 million and $143.6 million for the three and six months ended June 30, 1999, respectively. Most of these surrenders involved annuities which had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more annuity contracts in force reach the end of the surrender fee periods. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 7.0% for the three and six months ended June 30, 1999 compared to 7.1% for the three and six months ended June 30, 1998. The decline during 1999 principally reflects the Company's share of an operating loss on a joint venture investment. This investment was sold in July 1999.

Other Income. Other income increased $481,000 and $390,000 to $2.2 million and $3.5 million for the three and six months ended June 30, 1999, respectively. The modest increase principally reflects changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the three and six months ended June 30, 1999 and 1998:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Death benefits..................................  $      23,175   $      22,240  $      43,338  $      45,791
   Other insurance policy benefits and change
     in future policy benefits.....................         18,639          38,601         53,845         74,108
                                                     -------------   -------------  -------------  -------------
   Total policyholder benefits.....................  $      41,814   $      60,841  $      97,183  $     119,899
                                                     =============   =============  =============  =============

Policyholder benefits decreased 31.3% and 18.9% to $41.8 million and $97.2 million for the three and six months ended June 30, 1999 compared with the comparable 1998 periods. Death benefits increased $935 or 4.2% and decreased $2.5 million or 5.4% for the three and six months ended June 30, 1999 compared with the comparable 1998 periods. Death benefits may vary significantly from period to period. Change in future policy benefits and other benefits decreased 51.7% and 27.3% to $18.6 million and $53.8 million for the three and six months ended June 30, 1999. As a result of the exchange program at Security Life, reserves decreased $12.4 million and $19.7 million for the three and six months ended June 30, 1999. The remainder of the decrease is principally due to reduced scheduled annuity benefits reflecting lower in force amounts resulting from surrender activity.

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $513.3 million as of June 30, 1999 and $525.4 million as of December 31, 1998. If developing trends associated with certain blocks of business were to continue, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and potential litigation. The Company is continuing to refine its actuarial estimates and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

In January 1999, Security Life initiated management action in the form of a new exchange program for certain policyholders of Security Life. The program is being offered to all policyholders who had certain policy forms in force as of January 1,
                                       28

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

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $1.6 million and $6.9 million during the three and six months ended June 30, 1999, respectively, compared with the comparable 1998 periods. Amortization of deferred policy acquisition costs increased $1.8 million and $3.4 million during the three and six months ended June 30, 1999 compared to the comparable 1998 periods. These increases principally reflect the growing block of policies in force, as a result of new business sales subsequent to the Company's acquisitions of Security Life and Southwestern Life. Amortization of present value of future insurance in force increased $1.3 million and $5.3 million for the three and six months ended June 30, 1999. During the three months ended March 31, 1998, Southwestern Life benefited from a favorable impact of unlocking certain assumptions regarding the future profitability of certain interest sensitive life insurance products.

Other Operating Expenses. For the three and six months ended June 30, 1999, other operating expenses (including general operating, overhead and policy maintenance) increased $551,000 and $2.3 million from the comparable periods in 1998. The increase in the three and six months ended June 30, 1999 is principally attributable to additional non-deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions for Security Life.

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Revenues:
     Policy revenues...............................  $      23,017   $      21,630  $      46,300  $      43,632
     Net investment income.........................          9,230           9,679         18,788         19,479
     Other income..................................            469             281            960            256
                                                     -------------   -------------  -------------  -------------
                                                            32,716          31,590         66,048         63,367
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         15,536          16,759         33,321         31,927
     Insurance related expenses....................          8,676           8,858         17,564         16,693
     Other operating expenses......................          4,580           4,709          9,340          8,555
                                                     -------------   -------------  -------------  -------------
                                                            28,792          30,326         60,225         57,175
                                                     -------------   -------------  -------------  -------------
       Pre-tax operating income....................  $       3,924   $       1,264  $       5,823  $       6,192
                                                     =============   =============  =============  =============

Policy Revenues. Premiums received, net of reinsurance, by major product line for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Life premiums:
     Universal life (first year)...................  $         176   $         233  $         404  $         478
     Universal life (renewal)......................          6,601           6,145         12,822         12,590
     Traditional life (first year).................          4,038           4,332          8,297          8,560
     Traditional life (renewal)....................          9,698           6,948         19,423         14,373
                                                     -------------   -------------  -------------  -------------
       Life premiums, net of reinsurance...........         20,513          17,658         40,946         36,001
                                                     -------------   -------------  -------------  -------------

   Annuity premiums:
     Interest-sensitive fixed (first year).........             53              21            275             34
     Interest-sensitive fixed (renewal)............            177             201            357            404
                                                     -------------   -------------  -------------  -------------
       Annuity premiums, net of reinsurance........            230             222            632            438
                                                     -------------   -------------  -------------  -------------

   Fixed benefit premiums:
     Accident and health (first year)..............            589             618          1,220          1,234
     Accident and health (renewal).................          2,488           2,436          4,980          4,871
                                                     -------------   -------------  -------------  -------------
       Fixed benefit premiums, net of reinsurance..          3,077           3,054          6,200          6,105
                                                     -------------   -------------  -------------  -------------

       Premiums, net of reinsurance................         23,820          20,934         47,778         42,544
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities......................         (7,007)         (6,600)       (13,858)       (13,506)
                                                     -------------   -------------  -------------  -------------
       Premiums on products with mortality or
         morbidity risk............................         16,813          14,334         33,920         29,038
   Fees and surrender charges on interest
     sensitive products............................          6,204           7,296         12,380         14,594
                                                     -------------   -------------  -------------  -------------
       Policy revenues.............................  $      23,017   $      21,630  $      46,300  $      43,632
                                                     =============   =============  =============  =============

Total policy revenues increased modestly between the three months ended June 30, 1999 and the comparable 1998 periods. Policy revenues increased $1.4 million and $2.7 million or 6.4% and 6.1% during the three and six months ended June 30, 1999, respectively. Most of the increase was attributable to AA Life's increasing new business sales during 1998 which resulted in higher renewal premiums during the three and six months ended June 30, 1999.

Net Investment Income. Net investment income decreased 4.6% and 3.5% for the three and six months ended June 30, 1999 from the comparable 1998 periods to $9.2 million and $18.8 million. The decrease in net investment income was primarily the result of a decrease in average invested assets which decreased $6.7 million and $5.4 million in the three and six months ended June 30, 1999, respectively, compared to the comparable 1998 periods. The decrease is primarily attributed to lower invested assets at OLIC as a result of surrenders and a limited amount of new business production.

Other Income. Other income was $469,000 and $960,000 during the three and six months ended June 30, 1999, respectively, compared to $281,000 and $256,000 in the comparable 1998 periods. Supplemental contracts represent most of the other income in the three and six months ended June 30, 1999. These can fluctuate significantly from period to period but have little impact on results of operations as proceeds are offset by change in reserves.

Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the three and six months ended June 30, 1999 and 1998:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Death benefits..................................  $       5,037   $       5,318  $      11,672  $      11,563
   Fixed benefit claims incurred...................          1,934           2,102          4,437          4,127
   Other insurance policy benefits and
     change in future policy benefits..............          8,565           9,339         17,212         16,237
                                                     -------------   -------------  -------------  -------------
   Total policyholder benefits.....................  $      15,536   $      16,759  $      33,321  $      31,927
                                                     =============   =============  =============  =============

Policyholder benefits totaled $15.5 million in the three months ended June 30, 1999, which was 7.3% or $1.2 million decrease compared with the comparable 1998 period. Policyholder benefits totaled $33.3 million or a 4.4% increase in the six months ended June 30, 1999, compared with the comparable 1998 periods. The decrease in benefits for the three months ended June 30, 1999 is principally attributable to a decrease in death benefits at AA Life. The increase for the six months ended June 30, 1999, is principally attributable to OLIC which experienced increases in future policy benefits and claim reserves associated with accident and health products.

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $182,000 and increased $871,000 for the three and six months ended June 30, 1999, respectively, compared to the comparable 1998 periods. Amortization of deferred policy acquisition costs at AA Life increased $455,000 and $1.8 million for the three and six months ended June 30, 1999, respectively, compared to the comparable 1998 periods primarily reflecting the growing block of policies in force as a result of new business sales subsequent to the Company's acquisition of AA Life. Amortization of the present value of insurance in force profits decreased $352,000 and $483,000 for the three and six months ended June 30, 1999, respectively, compared with the comparable 1998 periods, primarily as a result of unlocking assumptions regarding future profitability at OLIC during the three months ended December 31, 1998, which significantly reduced the amount of such assets, hence lowering future amortization. Commissions decreased $286,000 and $422,000 for the three and six months ended June 30, 1999, respectively, compared with the comparable 1998 periods, primarily as a result of declining sales at OLIC.

OLIC is currently implementing a plan to enhance the profitability associated with certain of its interest sensitive life insurance and fixed benefit products. If OLIC's plan is not implemented successfully the Company may be required to reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Profitability enhancement measures include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts. Such changes may require the approval of the various state insurance departments, and there can be no guarantee that OLIC will be granted the revised rates that it seeks. There are risks associated with these management actions including potential sales disruption, excess lapse activity, policyholder anti-selection and potential litigation. Management is also assessing reinsurance alternatives to strengthen OLIC's capital position.

Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $129,000 in the three months ended June 30, 1999 and increased $785,000 in the six months ended June 30, 1999 compared to the comparable 1998 periods. The increase for the six months ended June 30, 1999, is principally attributable to non- deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions.

BUSINESSES HELD FOR SALE

Businesses Held for Sale include the operations of the Career Sales Division, KIVEX (sold June 30, 1999), Professional (sold March 31, 1999) and the United Life Assets (sold April 30, 1999). The Career Sales Division, which includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Union Bankers, Marquette and Constitution with the Career Sales Division. KIVEX is an internet service provider. Professional provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ in thousands)
   Revenues:
     Policy revenues...............................  $      43,615   $      62,382  $     100,418  $     126,879
     Net investment income.........................         17,709          37,208         51,691         74,338
     Other income..................................          6,703           3,209         11,957          8,654
                                                     -------------   -------------  -------------  -------------
                                                            68,027         102,799        164,066        209,871
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         35,649          80,052         91,122        139,843
     Insurance related expenses....................          8,911          23,813         21,765         45,739
     Other operating expenses......................         13,049          16,393         32,625         32,830
                                                     -------------   -------------  -------------  -------------
                                                            57,609         120,258        145,512        218,412
                                                     -------------   -------------  -------------  -------------
     Pre-tax operating income (loss)...............  $      10,418   $     (17,459) $      18,554  $      (8,541)
                                                     =============   =============  =============  =============

Policy Revenues. Policy revenues declined 30.1% and 20.9% or $18.8 million and $26.5 million in the three and six months ended June 30, 1999 compared to the comparable 1998 periods. The decline is primarily attributable to the sale of Professional and the United Life Assets on March 31, 1999 and April 30, 1999, respectively. In addition, Union Bankers discontinued sales of major medical health products and its life insurance products and increased its utilization of reinsurance, each of which had the impact of lowering policy revenues.

Net Investment Income. Net investment income decreased $19.5 million and $22.6 million during the three and six months ended June 30, 1999 compared to the comparable 1998 periods. The decrease is primarily attributable to the sales of Professional and the United Life Assets on March 31, 1999 and April 30, 1999, respectively.

Other Income. Other income increased $3.5 million and $3.3 million in the three and six months ended June 30, 1999, respectively, compared to the comparable 1998 periods. Most of the increase is attributable to an increase in revenues for KIVEX in the three and six months ended June 30, 1999 compared to the comparable 1998 periods.

Total Policyholder Benefits. Policyholder benefits decreased $44.4 million and $48.7 million in the three and six months ended June 30, 1999 compared to the comparable 1998 periods. During the three months ended June 30, 1998, PennLife increased reserves on long-term care products and disability income products by $24.6 million to reflect changes in estimates based on adverse claims experience. Union Bankers experienced a decrease in policyholder benefits of $6.9 million and $10.1 million, in the three and six months ended June 30, 1999, respectively, reflecting less business in force as a result of the decision to cease sales of major medical and life business, the cession of the remaining 20% of the Medicare business and the runoff of existing business. Most of the remainder of the decrease is attributable to the sales of Professional and the United Life Assets on March 31, 1999 and April 30, 1999, respectively.

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $14.9 million and $24.0 million to $8.9 million and $21.8 million for the three and six months ended June 30, 1999, respectively, compared to the comparable 1998 periods. Amortization of present value of insurance in force decreased $6.0 million and $11.1 million in the three and six months ended June 30, 1999, respectively. Amortization of deferred policy acquisition costs decreased $5.5 million and $7.7 million. These decreases principally reflect the Company recording an impairment provision associated with assets of Businesses Held for Sale in 1998 resulting in the elimination of substantially all insurance assets subject to amortization for the Career Sales Division. Most of the remainder of the decrease is attributable to the sales of Professional and the United Life Assets on March 31, 1999 and April 30, 1999, respectively.

Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $3.3 million and $205,000 in the three and six months ended June 30, 1999, respectively, compared to the comparable 1998 periods. The decrease is principally attributable to the sales of Professional and United Life on March 31, 1999 and April 30, 1999, respectively. The decrease is partially offset by the increased operating expenses at KIVEX, reflecting costs associated with its expansion into new cities.

GENERAL CORPORATE

Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs increased $868,000 and $5.1 million, respectively, in the three and six months ended June 30, 1999, compared to the comparable 1998 periods. This is the result of higher weighted average borrowing costs, additional costs associated with credit facility fees and costs incurred to amend the credit agreement. These are a direct result of the Company's current financial position. In addition, during the six month period ended June 30, 1999, the Company accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt-Arrangements," as a result of the amendment to the Bank Credit Facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs be written off in proportion to the decrease in borrowing capacity of the original arrangement. These increases were partially offset by a debt reduction of $40.0 million of principal made on April 1, 1999 with proceeds from the sale of Professional and a debt reduction of $127.0 million of principal made on April 30, 1999 with proceeds from the sale of the United Life Assets. Additional debt reductions of $22.0 million and $78.0 million were made on June 30, 1999 and July 30, 1999 with proceeds from the sale of KIVEX and the Career Sales Division, respectively.

Corporate Expenses, Eliminations and Other. Corporate expenses, eliminations and other costs were $14.8 million and $14.1 million for the three months ended June 30, 1999 and 1998, respectively, and were $24.2 million and $17.3 million for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to several factors: (i) additional amortization of costs in excess of net assets acquired of approximately $7.0 million for the three months ended June 30, 1999 associated with KB Management. The write-off reflects the Board of Directors' decision to terminate KB Investment Fund I, LP, for which KB Management and KB Investment acts as administrator and general partner, respectively; (ii) additional costs associated with efforts to develop recapitalization and restructuring alternatives; (iii) consulting and legal fees of $800,000 and $4.0 million for the three and six months ended June 30, 1999, respectively, associated with the disposal of the Businesses Held for Sale as well as the negotiation and implementation of, and compliance with, the amended Bank Credit Facility, pending class action securityholder litigation and the SEC investigation; and (iv) additional deferred compensation of $1.7 million and $3.5 million for the three and six months ended June 30, 1999, associated with the two year employment agreements of the Company's three senior executives which were entered into in May 1998. The increases were partially offset by reduction of expenses associated with the closing of the Company's New York and Bethesda offices.

Income Taxes (Benefits). For the three months ended June 30, 1999, the Company recognized income tax expense of $3.3 million on loss before taxes of $15.9 million. For the six months ended June 30, 1999, income tax expense was $7.9 million on loss before taxes of $52.9 million. The significant change in the effective tax rate between 1999 and 1998 is substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Held for Sale and an increase in the tax valuation allowance, primarily representing unrecoverable net operating loss carryforwards at certain non-life companies.

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

Net Investment Gains (Losses). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities resulted in the Company realizing losses of $3.2 million and gains of $7.4 million, during the three months ended June 30, 1999 and 1998, respectively. The Company realized losses on sales of securities totaling $1.1 million and gains totaling $8.9 million during the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, the Company liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $150.5 million and $176.3 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. Upward movement in market interest rates during the first half of 1999 resulted in a significant decline in the unrealized appreciation of the bond portfolio since the end of 1998. However, the Company's assets and liabilities portfolio and its exposure to market risk has not changed materially from its position at December 31, 1998. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  (Remainder of Page Intentionally Left Blank)

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current or former directors and officers.

During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the Court appointed lead plaintiffs on behalf of shareholders and noteholders. The Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, the Company, David J. Stone, formerly a director and Chairman and Chief Executive Officer, and Steven W. Fickes, formerly a director and President and Chief Financial Officer was filed on March 15, 1999 (the "Complaint").

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

During a conference on March 19, 1999, defendants sought and were granted permission to file, and subsequently filed a motion to dismiss the Complaint. Although there are no assurances that the motion to dismiss will be granted, management believes that there are meritorious defenses to the action that will be raised in connection with the motion, including whether the Complaint adequately pleads scienter (i.e., intent to defraud) as required under the Private Securities Litigation Reform Act of 1995.

The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15.0 million of primary and $10.0 million of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of: (i) all expenses and (ii) any losses in excess of a $1.0 million retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint. The Company has had preliminary settlement discussions with the Plaintiff's counsel and have involved representatives of the primary insurance carrier and their counsel.

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

On July 30, 1998, the SEC notified the Company that it had commenced a formal investigation into possible violations of the federal securities laws including matters relating to the Company's restatement of its financial statements for the first six months of 1997, and for the years ended December 31, 1994, 1995 and 1996. The Company and its management are fully cooperating with the SEC in its investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 13, 1999. The proposals and results are as follows:

1. The election of two Class I Directors, each to hold office for a three year term expiring at the 2002 annual meeting of shareholders and/or until such director's successor shall be elected and qualified.

                                     VOTING
--------------------------------------------------------------------------------
                                                 NUMBER OF            NUMBER OF
                            NUMBER OF             SHARES                BROKER
                            SHARES FOR           WITHHELD             NON-VOTES
Thomas A. Player            19,363,895           6,342,429                0
David C. Smith              19,357,805           6,348,519                0

     The term of office of the following  directors continued after the meeting:
     Keith A. Maib, Kenneth Roman, Allan D. Greenberg, Bruce W. Schnitzer and David J. Stone. However, David J. Stone resigned as a Director on June 17, 1999.

2. To ratify the selection of KPMG, L.L.P. as the Company's independent auditors for 1999.

                                     VOTING
--------------------------------------------------------------------------------
                            NUMBER OF            NUMBER OF            NUMBER OF
       NUMBER OF              SHARES              SHARES                BROKER
       SHARES FOR            AGAINST             ABSTAINED            NON-VOTES
       24,868,539            764,722              73,063                  0

3. The adoption of an amendment to the Company's 1996 Stock Award and Stock Option Plan.

                                     VOTING
--------------------------------------------------------------------------------
                            NUMBER OF            NUMBER OF            NUMBER OF
       NUMBER OF              SHARES              SHARES                BROKER
       SHARES FOR            AGAINST             ABSTAINED            NON-VOTES
       5,482,134            7,849,050             199,375             12,175,765

Item 5. Other Information

The disclosures contained in Notes 3, 4 and 10 to the Unaudited Consolidated Financial Statements of the Company contained in Item 1 of Part I of this Form 10-Q with respect to the sale of the Career Sales Division is incorporated herein by reference. In addition, the unaudited Selected Pro Forma Financial Information contained in Note 5 to the Unaudited Consolidated Financial Statements of the Company contained in Item 1 of Part I of this Form 10-Q and the Selected Pro Forma Financial Information contained in Item 2 of Part I of this Form 10-Q reflecting the disposition of the Career Sales Division as well as the disposition of KIVEX, Professional and the United Life Assets, is incorporated herein by reference.

The disclosure contained in Note 10 to the Unaudited Consolidated Financial Statements of the Company contained in Item 1 of Part I of this Form 10-Q with respect to the notification by the NYSE to the Company is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Purchase Agreement dated June 11, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (2)

     10.2 First Amendment to Stock Purchase Agreement dated as of June 30, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (3)

     10.3 Amendment No. 7 dated as of April 30, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and the Bank of New York, as administrative agent. (1)

     10.4 Amendment No. 8 dated as of May 14, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agent and the Co-Agents named therein and the Bank of New York, as administrative agent. (1)

     10.5 Amendment No. 9 dated as of June 25, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (3)

     10.6 Amended and Restated Purchase Agreement dated as of July 2, 1999, among Universal American Financial Corp., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company, and PennCorp Financial Services, Inc. (3)

     10.7 Amendment No. 10 dated as of June 30, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agents and the co-Agents named therein and The Bank of New York, as administrative agent. (3)

     11.1 Computation of Loss per Share (1)

     15.1 Independent Auditors' Report (4)

     27   Financial Data Schedule (1)

          (1)  Filed herewith.

          (2) Such exhibit is incorporated by reference to the Form 8-K dated June 11, 1999, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on June 18, 1999.

          (3) Such exhibit is incorporated by reference to the Form 8-K dated June 25, 1999, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on July 13, 1999.

          (4)  Included in Item 1 of Part I of this Form 10-Q.

(b)      Reports on Form 8-K

         A report on Form 8-K dated May 28, 1999 was filed with the Securities and Exchange Commission ("SEC") on June 1, 1999, reporting the agreement in principle by the Company, subject to consent of its Board of Directors and the lenders in its senior bank facility, to amendments to the definitive agreement to sell its Career Sales Division and related assets to Universal American Financial Corp.

         A report on Form 8-K dated June 11, 1999 was filed with the SEC on June 18, 1999, reporting the execution by the Company of a stock purchase agreement with Allegiance Telecom, Inc. ("Allegiance"), dated as of June 11, 1999 to sell all of the outstanding stock of KIVEX, Inc. ("KIVEX").

         A report on Form 8-K dated June 25, 1999 was filed with the SEC on July 13, 1999, reporting the consummation of the sale of KIVEX to Allegiance and the use of the net proceeds from the sale to repay indebtedness under the Credit Agreement. The Form 8-K also reported the further amendment to the Credit Agreement effective as of June 25, 1999. Also reported on the Form 8-K was the execution of an Amended and Restated Purchase Agreement by the Company with Universal American Financial Corp. and American Exchange Life Insurance Company dated as of July 2, 1999 to sell the Company's Career Sales Division. In addition, the Form 8-K also reported the further amendment to the Credit Agreement effective as of June 30, 1999.

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

Date: August 12, 1999

                                INDEX TO EXHIBITS

Exhibit Numbers

10.1 Purchase Agreement dated June 11, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (2)

10.2 First Amendment to Stock Purchase Agreement dated as of June 30, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc.
     (3)

10.3 Amendment No. 7 dated as of April 30, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and the Bank of New York, as administrative agent. (1)

10.4 Amendment No. 8 dated as of May 14, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agent and the Co-Agents named therein and the Bank of New York, as administrative agent. (1)

10.5 Amendment No. 9 dated as of June 25, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (3)

10.6 Amended and Restated Purchase Agreement dated as of July 2, 1999, among Universal American Financial Corp., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company, and PennCorp Financial Services, Inc. (3)

10.7 Amendment No. 10 dated as of June 30, 1999, to Credit Agreement, among the lenders signatory thereto, the Managing Agents and the co-Agents named therein and The Bank of New York, as administrative agent. (3)

11.1 Computation of Loss per Share (1)

15.1 Independent Auditors' Report (4)

27   Financial Data Schedule (1)

     (1)  Filed herewith.

     (2) Such exhibit is incorporated by reference to the Form 8-K dated June 11, 1999, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on June 18, 1999.

     (3) Such exhibit is incorporated by reference to the Form 8-K dated June 25, 1999, which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on July 13, 1999.

     (4)  Included in Item 1 of Part I of this Form 10-Q.

                                                                    EXHIBIT 11.1

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
Basic net loss applicable to common stock:
   Loss before extraordinary charge
     applicable to common stock....................  $     (23,674)  $    (163,904) $     (69,784) $    (165,919)
   Redemption Premium on Series C
       Preferred Stock.............................             --              --             --         (1,913)
                                                     -------------   -------------  -------------  -------------
                                                           (23,674)       (163,904)       (69,784)      (167,832)
   Extraordinary charge............................             --              --             --         (1,671)
                                                     -------------   -------------  -------------  -------------
                                                     $     (23,674)  $    (163,904) $     (69,784) $    (169,503)
                                                     =============   =============  =============  =============

Diluted net loss applicable to common stock:
   Loss before extraordinary charge
     applicable to common stock....................  $     (23,674)  $    (163,904) $     (69,784) $    (165,919)
   Redemption Premium on Series C
       Preferred Stock.............................             --              --             --         (1,913)
                                                     -------------   -------------  -------------  -------------
                                                           (23,674)       (163,904)       (69,784)      (167,832)
   Extraordinary charge............................             --              --             --         (1,671)
                                                     -------------   -------------  -------------  -------------
                                                     $     (23,674)  $    (163,904) $     (69,784) $    (169,503)
                                                     =============   =============  =============  =============

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
Basic:
   Shares outstanding beginning of period..........         30,072          28,860         30,072         28,860
   Incremental shares applicable to Stock
     Warrants/Stock Options and Restricted Stock...             73             377             62            376
   Acquisition of Fickes and Stone
     Knightsbridge Interests.......................            173             347            173            347
   Redemption of Series C Preferred Stock..........             --             692             --            348
   Treasury shares.................................         (1,117)         (1,010)        (1,114)        (1,010)
                                                     -------------   -------------  -------------  -------------
                                                            29,201          29,266         29,193         28,921
                                                     =============   =============  =============  =============
Diluted:
   Shares outstanding beginning of period..........         30,072          28,860         30,072         28,860
   Incremental shares applicable to Stock
     Warrants/Stock Options and Restricted Stock...             73             377             62            376
   Acquisition of Fickes and Stone
     Knightsbridge Interests.......................            173             347            173            347
   Redemption of Series C Preferred Stock..........             --             692             --            348
   Treasury shares.................................         (1,117)         (1,010)        (1,114)        (1,010)
                                                     -------------   -------------  -------------  -------------
                                                            29,201          29,266         29,193         28,921
                                                     =============   =============  =============  =============