Form 10-Q
period 1999-09-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 1999-11-15
CIK 890449

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

                For the quarterly period ended September 30, 1999

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                 13-3543540

        (STATE OR OTHER JURISDICTION
      OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of November 8, 1999, was 29,214,731.

--------------------------------------------------------------------------------

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements.................................................3
           Consolidated Balance Sheets.........................................3
           Consolidated Statements of Operations and Comprehensive Loss........4
           Consolidated Statements of Cash Flows...............................5
           Notes to Unaudited Consolidated Financial Statements................6
           Review by Independent Certified Public Accountants.................16
           Independent Auditors' Review Report................................17

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................18
  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........34

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings...................................................35
  Item 5. Other Information...................................................36
  Item 6. Exhibits and Reports on Form 8-K....................................36

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
                                                                                     (UNAUDITED)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  2,433,210   $  2,589,714
   Equity securities available for sale, at fair value............................         2,031          2,035
   Mortgage loans on real estate, net.............................................        32,973         36,882
   Policy loans...................................................................       199,316        207,490
   Cash and short-term investments................................................       115,507         92,727
   OTHER INVESTMENTS..............................................................        20,939         27,406
                                                                                    ------------   ------------
     Total investments ...........................................................     2,803,976      2,956,254
Accrued investment income.........................................................        38,696         37,291
Accounts and notes receivable.....................................................        13,232         14,319
Present value of insurance in force...............................................       186,255        170,729
Deferred policy acquisition costs.................................................       156,564        139,708
Costs in excess of net assets acquired............................................       100,277        108,070
Income taxes, primarily deferred..................................................        70,654         44,597
Other assets......................................................................        74,514         91,252
ASSETS OF BUSINESSES HELD FOR SALE................................................            --      2,421,804
                                                                                    ------------   ------------
     TOTAL ASSETS ................................................................  $  3,444,168   $  5,984,024
                                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities and accruals...................................................  $  2,771,219   $  2,819,661
Notes payable.....................................................................       279,646        550,923
Accrued expenses and other liabilities............................................       106,138        110,945
LIABILITIES OF BUSINESSES HELD FOR SALE...........................................            --      2,066,554
                                                                                    ------------   ------------
     TOTAL LIABILITIES............................................................     3,157,003      5,548,083
                                                                                    ------------   ------------
Shareholders' equity:
$3.375  Convertible  Preferred  Stock,  $.01 par value,  $50  redemption  value;
   authorized, issued and outstanding 2,300,000 at September 30, 1999 and
   December 31, 1998..............................................................       118,276        112,454
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,875,000 at September 30, 1999 and
   December 31, 1998..............................................................       149,220        141,673
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding
   30,143,416 at September 30, 1999 and 30,072,344 at December 31, 1998...........           303            301
Additional paid-in capital........................................................       428,974        430,321
Accumulated other comprehensive income (loss), net of income taxes (benefits)            (40,218)        19,995
Accumulated deficit...............................................................      (337,293)      (234,921)
Treasury shares (928,685 at September 30, 1999 and 1,105,369 at
   December 31, 1998).............................................................       (30,829)       (32,391)
NOTES RECEIVABLE AND OTHER ASSETS SECURED BY COMMON STOCK.........................        (1,268)        (1,491)
                                                                                    ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY...................................................       287,165        435,941
                                                                                    ------------   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................  $  3,444,168   $  5,984,024
                                                                                    ============   ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
REVENUES:
   Premiums........................................  $      38,108   $      90,103  $     185,878  $     265,309
   Interest sensitive policy product charges.......         31,841          33,502        100,539         96,103
   Net investment income...........................         53,408          89,130        209,043        277,663
   Other income....................................         10,222           8,776         30,653         30,009
   Net gains (losses) from the sale of investments.            870           4,171           (198)        13,059
   Net gains (losses) from sales of subsidiaries
     (including realized losses on foreign currency
      of $24,978)..................................        (21,643)             --          6,161             --
                                                     -------------   -------------  -------------  -------------
       TOTAL REVENUES..............................        112,806         225,682        532,076        682,143
                                                     -------------   -------------  -------------  -------------
BENEFITS AND EXPENSES:
   Claims incurred.................................         45,706          81,734        189,623        240,733
   Change in liability for future policy benefits
     and other policy benefits.....................         28,695          52,639        116,985        185,309
   Amortization of present value of insurance in
     force and deferred policy acquisition costs...         15,263          27,546         56,358         78,485
   Amortization of costs in excess of net assets
     acquired and other intangibles................          1,265           2,197         12,051          9,854
   Underwriting and other administrative expenses..         33,168          61,242        132,307        162,437
   Interest and amortization of deferred debt
     issuance costs................................          7,713          10,672         33,057         30,945
   Restructuring charge............................             --           1,388          5,141          7,649
   Impairment provision associated with Assets of
     businesses held for sale......................             --         145,000         58,486        285,485
                                                     -------------   -------------  -------------  -------------
       TOTAL BENEFITS AND EXPENSES.................        131,810         382,418        604,008      1,000,897
                                                     -------------   -------------  -------------  -------------
Loss before income taxes (benefits) and
  extraordinary charge.............................        (19,004)       (156,736)       (71,932)      (318,754)
     Income taxes (benefits).......................          9,094           3,900         17,037         (1,559)
                                                     -------------   -------------  -------------  -------------
Loss before extraordinary charge...................        (28,098)       (160,636)       (88,969)      (317,195)
     Extraordinary charge, net of income taxes.....             --              --             --         (1,671)
                                                     -------------   -------------  -------------  -------------
Net loss ..........................................        (28,098)       (160,636)       (88,969)      (318,866)
     Preferred stock dividend requirements.........          4,456           4,456         13,369         13,816
                                                     -------------   -------------  -------------  -------------
Net loss applicable to common stock................  $     (32,554)  $    (165,092) $    (102,338) $    (332,682)
                                                     =============   =============  =============  =============
PER SHARE INFORMATION:
Basic:
   Loss before extraordinary charge applicable
     to common stock...............................  $       (1.11)  $       (5.64) $       (3.49) $      (11.47)
       Extraordinary charge, net of income taxes...             --              --             --          (0.06)
                                                     -------------   -------------  -------------  -------------
   Net loss applicable to common stock.............  $       (1.11)  $       (5.64) $       (3.49) $      (11.53)
                                                     =============   =============  =============  =============
Common shares used in computing basic loss per share        29,390          29,246         29,342         29,017
                                                     =============   =============  =============  =============
Diluted:
   Loss before extraordinary charge applicable
     to common stock...............................  $       (1.11)  $       (5.64) $       (3.49) $      (11.47)
       Extraordinary charge, net of income taxes...             --              --             --          (0.06)
                                                     -------------   -------------  -------------  -------------
   NET LOSS APPLICABLE TO COMMON STOCK.............  $       (1.11)  $       (5.64) $       (3.49) $      (11.53)
                                                     =============   =============  =============  =============
Common shares used in computing diluted loss
  per share........................................         29,390          29,246         29,342         29,017
                                                     =============   =============  =============  =============
COMPREHENSIVE LOSS INFORMATION:
   Net loss........................................  $     (28,098)  $    (160,636) $     (88,969) $    (318,866)
   Change in unrealized foreign currency translation
     gains, net of income taxes....................         (1,691)         (3,007)         1,713         (5,389)
   Decrease in unrealized foreign currency
     translation loss resulting from the sale
     of subsidiaries...............................         24,978              --         24,978             --
   Change in unrealized holding gains (losses) arising
     during the period on securities available for
     sale, net of income taxes (benefits) of $(5,311),
     $13,958, $(46,795) and $17,391................        (18,704)         32,127        (83,000)        43,906
   Reclassification adjustments for gains included
     in net loss...................................         (1,145)         (6,205)        (2,056)       (11,608)
   Decrease in unrealized holding (gains) losses
     resulting from the sale of subsidiaries, net of
     income tax benefit of $1,198 and $1,865.......          2,224              --         (1,849)            --
                                                     -------------   -------------  -------------  -------------
       Total comprehensive loss applicable
         to common stock...........................  $     (22,436)  $    (137,721) $    (149,183) $    (291,957)
                                                     =============   =============  =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1999            1998
                                                                                    -------------  -------------
Cash flows from operating activities:
   Loss before extraordinary charge...............................................  $     (88,969) $    (317,195)
   Adjustments to reconcile loss before extraordinary charge to net cash provided (used) by operating activities:
       Impairment provision associated with Assets of Businesses Held for Sale             58,486        285,485
       Net gain from sales of subsidiaries........................................         (6,161)            --
       Capitalization of deferred policy acquisition costs........................        (62,275)      (100,629)
       Amortization of present value of insurance in force, deferred policy

         acquisition costs, intangibles, depreciation and accretion, net..........         63,253         82,740
       Increase in policy liabilities, accruals and other policyholder funds......         17,333         45,831
       OTHER, NET.................................................................         41,043          6,144
                                                                                    -------------  -------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES..............................         22,710          2,376
                                                                                    -------------  -------------
Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and short-term
     investments of $138,902 of subsidiaries sold.................................        138,718             --
   Cash and short-term investments acquired in acquisition of businesses,
     net of cash expended of $82,771 in 1998......................................             --         91,492
   Purchases of fixed maturity securities available for sale......................       (753,814)      (699,347)
   Purchases of equity securities available for sale..............................             --         (5,234)
   Maturities of fixed maturity securities available for sale.....................        311,723        389,808
   Sales of fixed maturity securities available for sale..........................        561,808        502,502
   Sales of equity securities.....................................................             20         25,351
   Acquisitions and originations of mortgage loans................................         (1,082)       (29,934)
   Sales of mortgage loans........................................................          8,229          4,927
   Principal collected on mortgage loans..........................................         33,132         45,496
   OTHER, NET.....................................................................         12,069         10,011
                                                                                    -------------  -------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES..................................        310,803        335,072
                                                                                    -------------  -------------
Cash flows from financing activities:
   Additional borrowings..........................................................             --        203,000
   Reduction in notes payable.....................................................       (271,277)      (126,681)
   Dividends on preferred and common stock........................................             --        (16,205)
   Receipts from interest sensitive policies credited to policyholder
     account balances.............................................................        137,454        284,291
   RETURN OF POLICYHOLDER ACCOUNT BALANCES ON INTEREST SENSITIVE PRODUCTS.........       (308,441)      (557,467)
                                                                                    -------------  -------------
       NET CASH USED BY FINANCING ACTIVITIES......................................       (442,264)      (213,062)
                                                                                    -------------  -------------
       Net increase (decrease) in cash............................................       (108,751)       124,386
Cash and short-term investments at beginning of period (including $131,531 of cash
   and short-term investments classified as businesses held for sale in 1999).....        224,258        109,013
                                                                                    -------------  -------------
Cash and short-term investments at end of period (including $62,888 of cash and
   short-term investmnets classified as assets of businesses held for sale in 1998) $     115,507  $     233,399
                                                                                    =============  =============
Supplemental disclosures:
     INCOME TAXES PAID (REFUNDED).................................................  $      (5,286) $       7,279
                                                                                    =============  =============
     INTEREST PAID................................................................  $      29,149  $      26,118
                                                                                    =============  =============
Non-cash financing activities:
     REDEMPTION OF SERIES C PREFERRED STOCK.......................................  $          --  $      22,227
                                                                                    =============  =============
     ISSUANCE OF COMMON STOCK ASSOCIATED WITH THE ACQUISITION OF BUSINESSES         $          --  $       8,500
                                                                                    =============  =============
     ACCRUED AND UNPAID PREFERRED STOCK DIVIDENDS.................................  $      13,369  $       4,456
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PennCorp Financial Group, Inc. ("PennCorp" or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries:
Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life") (sold July 30, 1999); Peninsular Life Insurance Company ("Peninsular") (sold July 30,
1999); Professional Insurance Company ("Professional") (sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries, Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company ("Constitution") (sold July 30, 1999), Union Bankers Insurance Company ("Union Bankers") (sold July 30, 1999), and Marquette National Life Insurance Company ("Marquette") (sold July 30, 1999); Security Life and Trust Insurance Company ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life") (sold April 30, 1999); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through independent general agents and payroll deduction programs. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX") (sold June 30, 1999), an internet service provider, UC Mortgage Corp. ("UC") (sold April 30, 1999) and Cyberlink Development, Inc. ("Cyberlink") (sold April 30, 1999). As part of a subsidiary realignment, Southwestern Life became a wholly-owned subsidiary of PLAIC as of July 30, 1999.

As a result of the Company's announcement of its decision to sell the Career Sales Division (the Career Sales Division is comprised of the operations of Penn Life, Peninsular, Union Bankers, Constitution and Marquette), KIVEX, Professional, and the United Life Assets (the United Life Assets is comprised of the operations of United Life, UC, Cyberlink and certain assets of Marketing
One), within a period not likely to exceed one year, the assets and liabilities of the Career Sales Division, KIVEX, Professional and the United Life Assets (collectively the "Businesses Held for Sale") were reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" as of December 31, 1998 (see Note 3 of Notes to Unaudited Consolidated Financial Statements). As of July 30, 1999, sales of all the Businesses Held for Sale had been completed.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

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

3. DISPOSITIONS AND OTHER EVENTS

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. The operating results of Professional are included in the consolidated operating results through March 31, 1999. The Company realized a gain from the sale of Professional totaling $1,054. Also, as a result of the sale, unrealized gains on securities available for sale by Professional decreased $488. The purchase and sale agreement included certain settlement and consideration adjustment provisions which resulted in a reduction of the consideration received by the Company of $1,237.

On April 30, 1999, the Company consummated the sale of the United Life Assets to ING America Insurance Holdings, Inc. ("ING"). The operating results of the United Life Assets are included in the consolidated operating results through April 30, 1999. The Company realized a loss from the sale of the United Life Assets totaling $3,922. Also, as a result of the sale, unrealized gains on securities available for sale by United Life decreased $3,585. The purchase and sale agreement includes certain settlement and consideration adjustment provisions which are likely to occur prior to December 31, 1999.

On June 30, 1999, the Company consummated the sale of KIVEX to Allegiance Telecom, Inc. ("Allegiance"). The Company recorded a gain of $30,881 on the sale. The operating results of KIVEX are included in the consolidated operating results through June 30, 1999.

On July 30, 1999, the Company consummated the sale of the Career Sales Division to Universal American Financial Corp. ("Universal American"). The operating results of the Career Sales Division are included in the consolidated operating results through July 30, 1999. The Company realized a foreign currency transaction loss on the sale of the Career Sales Division totaling $24,978 partially offset by a gain of $3,126 on the disposition of the Career Sales Division resulting in a net loss on the disposition of $21,852 during the three months ended September 30, 1999. Also, as a result of the sale, unrealized loss on securities available for sale of the Career Sales Division decreased $2,224 and unrealized foreign currency translation losses decreased $24,978. The purchase and sale agreement includes certain settlement and consideration adjustment provisions, which are likely to occur prior to January 31, 2000 and may result in a reduction of the consideration received by the Company.

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

On October 8, 1999, the Company was notified by the NYSE that together the combined minimum average global market capitalization of the Company's common stock and preferred stock meet the NYSE's $15,000 average market capitalization criteria. The Company will continue to address the new NYSE continued listing standards which require a 30-day minimum average stock price of greater than one dollar, as a part of its plan to develop and effectuate recapitalization and restructuring alternatives to strengthen and improve the Company's capital structure. In order to comply with the new NYSE listing

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. DISPOSITIONS AND OTHER EVENTS (CONTINUED)

standards and maintain its listing on the NYSE, the Company has until February 18, 2000 to raise its common stock price above the required one dollar per share level.

The Company has engaged Wasserstein, Perella & Co. ("Wasserstein Perella") to review the Company's capital structure and develop recapitalization and restructuring alternatives. The Company, with Wasserstein Perella, is currently exploring with interested parties, a sale of the Company or certain of its subsidiaries and, on a parallel track, a restructuring or recapitalization transaction.

The Company's management and advisors are in the process of analyzing proposals submitted by third parties for the sale of the Company or certain of its subsidiaries and a recapitalization proposal submitted by certain preferred stockholders. Once management has completed its analysis, the Company's Board of Directors will meet to review the proposals and management's recommendations and expects to make a determination shortly thereafter on a transaction or series of transactions to be entered into by the Company. There can be no assurance: (i) that the Company will be successful in developing and implementing one or more of these transactions; (ii) as to the form the transactions will ultimately take; or (iii) as to the timing to complete the process. Should the Company enter into any such transaction, the terms of such transaction will be announced upon execution of a definitive agreement.

4. NOTES PAYABLE

On March 31, April 30, May 14, June 25 and June 30, 1999, the Company entered into amendments (the "amendments") to its existing bank credit facility (the "Bank Credit Facility"). The amendments provide for additional covenants and revise certain financial covenants to the Bank Credit Facility. In addition, the amendments changed, among other things, the maturity date of the Bank Credit Facility to May 2000, extensions of dates for cash sweeps, principal payments and certain available commitments.

Significant additional covenants included in the March 31 and June 25, 1999 amendments require the Company to repay indebtedness at specified dates and amounts throughout 1999. The timing and required debt reduction are as follows:

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

The required debt reduction of $40,000 was made on April 1, 1999, with proceeds from the sale of Professional, and the required debt reduction of $127,000 was made on April 30, 1999, with proceeds from the sale of the United Life Assets. Additional debt reduction of $22,000 was made on June 30, 1999, upon the completion of the sale of KIVEX. The Company repaid the final $78,000 of debt reduction requirements on July 30, 1999, upon the completion of the sale of the Career Sales Division. On September 23, 1999, the Company repaid an additional $2,000 of indebtedness as a result of liquidity at the parent company above amounts prescribed in the Bank Credit Facility, as amended. At September 30, 1999, the Company and its subsidiaries were in compliance with all applicable covenants.

Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements for 1999 and the first quarter of 2000. In May 2000, the Company's Bank Credit Facility matures. The Company is currently reviewing and developing various sale and recapitalization alternatives in order to repay or refinance such indebtedness. With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to refinance the existing Bank Credit Facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of subsidiaries and (ii) obtaining regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. NOTES PAYABLE (CONTINUED)

remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

5. SELECTED PRO FORMA FINANCIAL INFORMATION

The following selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Career Sales Division, KIVEX, Professional and the United Life Assets. The pro forma statement of operations information for the three and nine month periods ended September 30, 1999 and 1998 gives effect to such sales as if they had occurred on January 1, 1998. The selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1998, or results which may occur in the future.

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1999            SEPTEMBER 30, 1999
                                                       AS REPORTED   PRO FORMA       AS REPORTED   PRO FORMA
                                                       -----------   ---------       -----------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues................................  $     112,806   $     118,106  $     532,076  $     344,499
     Net loss......................................        (28,098)         (4,113)       (88,969)       (43,847)
     Net loss applicable to common stock...........        (32,554)         (8,569)      (102,338)       (57,216)

     PER SHARE INFORMATION:
       Net loss applicable to common stock-basic...  $       (1.11)  $       (0.29) $       (3.49) $       (1.95)
       Net loss applicable to common stock-diluted.          (1.11)          (0.29)         (3.49)         (1.95)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                                       AS REPORTED   PRO FORMA       AS REPORTED   PRO FORMA
                                                       -----------   ---------       -----------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues................................  $     225,682   $     129,259  $     682,143  $     361,582
     Loss before extraordinary charge..............       (160,636)        (14,909)      (317,195)       (28,363)
     Loss before extraordinary charge applicable
       to common stock.............................       (165,092)        (19,365)      (331,011)       (42,179)

     PER SHARE INFORMATION:
       Loss before extraordinary charge applicable
          to common stock-basic....................  $       (5.64)  $       (0.66) $      (11.47) $       (1.45)
       Loss before extraordinary charge applicable
         to common stock-diluted...................          (5.64)          (0.66)        (11.47)         (1.45)

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

On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest (the controlling interest in SW Financial owned by Messrs. Steven W. Fickes, a former executive officer and director, and David J. Stone, a former executive officer and director of the Company) and the Fickes and Stone Knightsbridge Interests (the

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RESTRUCTURING CHARGES (CONTINUED)

interests in KB Investment Fund I, LP, formerly known as Knightsbridge Capital Fund I, LP; KB Management LLC and KB Consultants LLC, formerly known as
Knightsbridge Consultants LLC; owned by Messrs. Fickes and Stone). The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11,767 for the nine months ended September 30, 1998, directly and indirectly associated with the divisional restructuring.

As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5,307 for the nine months ended September 30, 1999 associated with such restructuring.

The restructuring costs recognized the following for the nine months ended September 30, 1999 and 1998:

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1999            1998
                                                                                    -------------  -------------
   Severance and related benefits incurred due to staff reduction.................  $       3,185  $       3,831
   Estimated holding costs of vacated facilities..................................          2,122          2,205
   Write-off of certain fixed assets and other impaired assets....................             --            862
   ESTIMATED CONTRACT TERMINATION COSTS...........................................             --          4,869
                                                                                    -------------  -------------
       TOTAL RESTRUCTURING COSTS..................................................  $       5,307  $      11,767
                                                                                    =============  =============

During the nine months ended September 30, 1999, the Company re-evaluated the restructuring costs and decreased the remaining accruals established in 1998 by $166. During the three months ended September 30, 1998, the Company reevaluated the restructuring costs established in 1998 and increased certain restructuring accruals by $1,388, as a result of the final determination regarding contract termination fees, certain impaired assets and severance. For the nine months ended September 30, 1998, the net decrease in 1998 restructuring accruals was $4,118. During the three and nine months ended September 30, 1999, the Company paid severance totaling $829 and $1,459, respectively. During the three and nine months ended September 30, 1998, the Company made severance payments totaling $2,236 and $2,252, respectively. In addition, in the nine months ended September 30, 1998, the Company also paid contract termination fees of $3,531. As of September 30, 1999, the Company had remaining accruals associated with restructuring charges aggregating $8,196.

7. BUSINESS SEGMENT INFORMATION

Segment data as of September 30, 1999 and December 31, 1998, and for the three and nine months ended September 30, 1999 and 1998, are as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
   PREMIUMS AND POLICY PRODUCT CHARGES:
       Financial Services Division.................  $      34,321   $      38,638  $     104,071  $     105,935
       Payroll Sales Division......................         23,130          22,815         69,431         66,446
       Businesses Held for Sale (United States)....          9,505          51,478         85,870        155,492
       BUSINESSES HELD FOR SALE (CANADA)...........          2,993          10,674         27,045         33,539
                                                     -------------   -------------  -------------  -------------
                                                     $      69,949   $     123,605  $     286,417  $     361,412
                                                     =============   =============  =============  =============
   OPERATING PROFIT (LOSS):
       Financial Services Division.................  $      13,942   $       5,673  $      23,043  $      19,324
       Payroll Sales Division......................          5,446           2,599         11,214          8,394
       BUSINESSES HELD FOR SALE....................         (2,584)         (1,806)        15,968        (10,654)
                                                     -------------   -------------  -------------  -------------
                                                     $      16,804   $       6,466  $      50,225  $      17,064
                                                     =============   =============  =============  =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
   TOTAL ASSETS:
       Financial Services Division................................................  $   2,625,916  $   2,823,007
       Payroll Sales Division.....................................................        707,791        648,400
       Businesses Held for Sale (United States)...................................             --      2,294,945
       BUSINESSES HELD FOR SALE (CANADA)..........................................             --        126,859
                                                                                    -------------  -------------
                                                                                    $   3,333,707  $   5,893,211
                                                                                    =============  =============

Reconciliations of segment data to the Company's consolidated data are as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
   TOTAL REVENUES:
       Segments--premiums and policy
         product charges...........................  $      69,949   $     123,605  $     286,417  $     361,412
       Net investment income.......................         53,408          89,130        209,043        277,663
       Other income................................         10,222           8,776         30,653         30,009
       Net gains (losses) from sale of investments.            870           4,171           (198)        13,059
       Net gains (losses) from sales of subsidiaries
         (including realized losses on foreign
          currency of $24,978).....................        (21,643)             --          6,161             --
                                                     -------------   -------------  -------------  -------------
                                                     $     112,806   $     225,682  $     532,076  $     682,143
                                                     =============   =============  =============  =============
   LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY CHARGE:
       Segments....................................  $      16,804   $       6,466  $      50,225  $      17,064
       Corporate expenses and eliminations.........         (7,322)        (10,313)       (31,436)       (24,798)
       Impairment provision associated with
         Assets of Businesses Held for Sale........             --        (145,000)       (58,486)      (285,485)
       Interest and amortization of deferred
         debt issuance costs.......................         (7,713)        (10,672)       (33,057)       (30,945)
       Net gains (losses) on the sale of investments           870           4,171           (198)        13,059
       Net gains (losses)  from sales of subsidiaries
         (including realized losses on foreign
          currency of $24,978).....................        (21,643)             --          6,161             --
       RESTRUCTURING COSTS.........................             --          (1,388)        (5,141)        (7,649)
                                                     -------------   -------------  -------------  -------------
                                                     $     (19,004)  $    (156,736) $     (71,932) $    (318,754)
                                                     =============   =============  =============  =============

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        1999            1998
                                                                                    -------------  -------------
   TOTAL ASSETS:
       Segments...................................................................  $   3,333,707  $   5,893,211
       CORPORATE AND OTHER........................................................        110,461         90,813
                                                                                    -------------  -------------
                                                                                    $   3,444,168  $   5,984,024
                                                                                    =============  =============

8. COMMON STOCK

As part of a special bonus awarded to the Chairman of the Board of Directors, the Company issued 188,235 shares of treasury stock. The result was to decrease additional paid in capital and treasury shares by $1,447 and $1,562, respectively.

In addition, the Company recorded compensation expense of $115.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

The Assets and Liabilities of Businesses Held for Sale at December 31, 1998, were as follows:

 Invested assets.................................................  $   1,974,280
 Insurance assets................................................        329,950
 OTHER ASSETS....................................................        117,574
                                                                   -------------
   TOTAL ASSETS..................................................  $   2,421,804
                                                                   =============

 Insurance liabilities...........................................  $   1,853,163
 OTHER LIABILITIES...............................................        213,391
                                                                   -------------
   TOTAL LIABILITIES.............................................  $   2,066,554
                                                                   =============

As of July 30, 1999, sales of all of the Businesses Held for Sale had been completed. During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. The related financial statement accounts of Marketing One have been reclassified out of Assets and Liabilities of Businesses Held for Sale.

10. COMMITMENTS AND CONTINGENCIES

During the third quarter of 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York ("District Court") against the Company and certain of its current or former directors and officers.

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

The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15,000 of primary and $10,000 of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of: (i) all expenses and
(ii) any losses in excess of a $1,000 retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint. As explained below, the primary insurer has agreed in principle to contribute to a settlement of the litigation.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Following settlement discussions with the Plaintiffs' counsel and representatives of the primary insurance carrier and their counsel, the parties to the Complaint have entered into a Memorandum of Understanding dated November 11, 1999 (the "Memo") containing the essential terms of a settlement.

The Memo states that $9,000 of cash plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims set forth in the Complaint (the "Settlement"). Of that sum, $1,500 plus interest will be paid by the Company and $7,500 plus interest will be paid by the Company's outside directors and officers liability insurance carrier. The Settlement is conditioned upon, among other things, confirmatory discovery, execution of a definitive settlement agreement and related documents, notice to the Company's shareholders of the Settlement and final approval by the United States District Court (with all time to appeal such approval having run or any appeals having been resolved in favor of approval of the Settlement). During the three months ended September 30, 1999, the Company established a $1,500 liability related to the settlement.

The Company expects that this litigation will not affect its ability to operate through December 31, 1999. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if the Settlement is not consummated and there is an adverse outcome with respect to such proceedings, it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

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

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. The Company has initiated an exchange program which enables policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. As of September 30, 1999, Security Life has established a regulatorily required contingency reserve aggregating approximately $3,859 in its statutory financial statements associated with the exchange program. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. The Company denies the allegations in the petition and intends to vigorously defend this lawsuit. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In connection with a potential leveraged buyout of the Career Sales Division (which ultimately did not occur), the sales force of Penn Life agreed to a reduction in the commission rates over the life of the policy contract on new sales on and after January 1, 1998, in exchange for the opportunity to participate in the equity in a newly-formed leveraged entity. Discussions had also been held relating to equity incentive programs based on sales production and persistency measures. Additionally, the Company held discussions with a marketing organization, which it has contracted with for the development and marketing of products focused on the senior marketplace, concerning the issuance of equity in the newly-formed leveraged entity based on a percentage of profits contributed by such marketing organization. In connection with the Company's sale of the Career Sales Division and related assets to Universal American, the sales force of Penn Life and the marketing organization received equity in Universal American and participated in certain equity incentive programs of Universal American. A portion of the proceeds received by the Company from Universal American for the sale of the Career Sales Division were used to fund the purchase of equity of Universal American by the sales force of Penn Life and to make certain other payments to the sales force in exchange for a release of claims relating to the potential leveraged buyout.

The life insurance subsidiaries of the Company are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. Assessments from guaranty associations, which have not been material, are recorded in accordance with Statement of Position 97-3 issued by the AICPA, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The Company periodically evaluates the accruals for future assessments net of future premium tax reductions at its life insurance subsidiaries. During the three month period ended September 30, 1999, the Company reduced the accrual approximately $1,500.

In May 1998, the three senior executives of the Company entered into two year employment agreements with the Company which have various annual bonus, deferred payment and termination provisions. As of September 30, 1999, the Company had accrued liabilities aggregating $1,350 for the annual 1999 bonus and $6,949 for deferred compensation provisions, respectively associated with these employment agreements. The deferred compensation provisions are payable upon the expiration of the employment agreement, or sooner termination of the executive by the Company without cause, or termination by the executive for "good reason" as defined in the employment agreements.

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

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Each of the definitive purchase and sale agreements the Company has consummated for Professional, the United Life Assets, KIVEX and the Career Sales Division, contain indemnification provisions which survive the closing of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company breach certain representation and warranty provisions or upon the occurrence of specified events contained in the purchase and sale agreements.

At September 30, 1999, the Company had outstanding commitments to invest up to $12,500 in various limited partnership funds and other investments.

At September 30, 1999, the Company had a contingent obligation for mortgage loans previously sold aggregating $4,884 as a result of the Company acting as a servicing conduit.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The September 30, 1999 and 1998, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review is included on the following page.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

We have reviewed the accompanying consolidated balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 1999 and 1998, and consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
November 9, 1999

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

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) PennCorp's ability to obtain final approval of the settlement of the securityholders' class action lawsuit; (2) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of insurance products; (3) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (4) customer response to new products, distribution channels and marketing initiatives; (5) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (6) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (7) increasing competition in the sale of insurance and annuities; (8) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(9) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"); (10) PennCorp's ability to successfully complete its year 2000 remediation efforts; (11) current and/or unanticipated litigation; and (12) the effects of any sale, restructuring or recapitalization of the Company. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

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

DISPOSITIONS AND OTHER TRANSACTIONS. On July 30, 1999, The Company consummated the sale of the Career Sales Division to Universal American. The net cash proceeds after transaction costs and fulfillment of contract obligations were $82.0 million. The Company used $78.0 million of the net proceeds to reduce the principal under the Company's Bank Credit Facility. The Company realized a foreign currency transaction loss of $25.0 million partially offset by a gain of $3.1 million resulting in a net loss of $21.9 million during the three months ended September 30, 1999. In addition, as a result of the sale unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.2 million and $25.0 million, respectively. The purchase and sale agreement includes certain settlement and consideration adjustment provisions and may result in a reduction of the consideration received by the Company.

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

On April 30, 1999, the Company consummated the sale of the United Life Assets. The purchase consideration totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of the Company's obligation to purchase certain mortgages and other assets as well as for transaction related costs at closing. The Company received net cash proceeds of $136.5 million of which $127.0 million was used to reduce principal and commitments under the Company's Bank Credit Facility. The Company realized a loss from the sale of the United Life Assets totaling $3.9 million. Also, as a result of the sale, unrealized gains on securities held for sale by United Life decreased $3.6 million. The amount of mortgages purchased is subject to adjustment for a period of 90 days subsequent to closing pursuant to the terms of the purchase and sale agreement. This review period has been extended by mutual agreement. The determination and settlement of the final amount of mortgages included in the sale is expected to occur prior to December 31, 1999. During the three months ended September 30, 1999, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as part of the sale of the United Life Assets. The Company may be obligated to repurchase certain of the mortgages sold. The amount of mortgages the Company may be required to repurchase is not expected to exceed approximately $1.6 million. At September 30, 1999, the Company has established a $1.2 million liability related to these contingencies.

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. for cash proceeds of $47.5 million. The Company realized net cash proceeds of $40.2 million. Of the net proceeds, $40.0 million was used to reduce principal and commitments under the Company's Bank Credit Facility on April 1, 1999. The Company realized a gain from the sale of Professional totaling $1.1 million. Also, as a result of the sale, unrealized gains on securities held for sale by Professional decreased $488,000. The purchase and sale agreement included certain settlement and consideration adjustment provisions which resulted in a further reduction of consideration received of approximately $1.2 million on September 15, 1999.

The Company has engaged Wasserstein Perella to review the Company's capital structure and develop recapitalization and restructuring alternatives. The Company, with Wasserstein Perella, is currently exploring with interested parties, a sale of the Company or certain of its subsidiaries and, on a parallel track, a restructuring or recapitalization transaction.

The Company's management and advisors are in the process of analyzing proposals submitted by third parties for the sale of the Company or certain of its subsidiaries and a recapitalization proposal submitted by certain preferred stockholders. Once management has completed its analysis, the Company's Board of Directors will meet to review the proposals and management's recommendations and expects to make a determination shortly thereafter on a transaction or series of transactions to be entered into by the Company. There can be no assurance: (i) that the Company will be successful in developing and implementing one or more of these transactions; (ii) as to the form the transactions will ultimately take; or (iii) as to the timing to complete the process. Should the Company enter into any such transaction, the terms of such transaction will be announced upon execution of a definitive agreement.

As amended, the final maturity date of the Bank Credit Facility is May 2000. Following the sale of the Career Sales Division and the realization of the net proceeds therefrom to pay down the Bank Credit Facility and with an additional repayment of $2.0 million made in September of 1999, the aggregate principal amount of indebtedness remaining under the Bank Credit Facility as of September 30, 1999 was $165.0 million. In the event the Company does not consummate any of the transactions described in the immediately preceding paragraph prior to the maturity date of the Bank Credit Facility, the Company may seek to further amend the Bank Credit Facility, to refinance the Bank Credit Facility, to sell additional assets to fund the repayment of the Bank Credit Facility or to pursue other alternatives. There can be no assurance that the Company will be successful in implementing any one or more of such transactions or alternatives, the form such transactions or alternatives may take, or the timing of such transactions or alternatives. In the event the Company is unable to consummate any of the foregoing transactions or alternatives and is otherwise unable to obtain sufficient liquidity to repay the Bank Credit Facility on maturity, such failure would result in a default under the Bank Credit Facility and the indenture governing the Notes, entitling the holders thereof to exercise certain remedies, including the acceleration of such indebtedness and the commencement of legal actions to collect the indebtedness. In such event, the Company will examine and consider any alternatives then available to the Company.

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

On January 2, 1998 and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interests. The acquisitions allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11.8 million for the nine months ended September 30, 1998 directly and indirectly associated with divisional restructuring.

As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5.3 million for the nine months ended September 30, 1999.

The restructuring costs recognized the following for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1999            1998
                                                                                    -------------  -------------
   Severance and related benefits incurred due to staff reduction.................  $       3,185  $       3,831
   Estimated holding costs of vacated facilities..................................          2,122          2,205
   Write-off of certain fixed assets and other impaired assets....................             --            862
   ESTIMATED CONTRACT TERMINATION COSTS...........................................             --          4,869
                                                                                    -------------  -------------
       TOTAL RESTRUCTURING COSTS..................................................  $       5,307  $      11,767
                                                                                    =============  =============

During the nine months ended September 30, 1999, the Company re-evaluated the restructuring costs and decreased the remaining accruals established in 1998 by $166,000. During the three months ended September 30, 1998, the Company reevaluated the restructuring costs established in 1998 and increased certain accruals by $1.4 million, as a result of the final determination regarding contract termination fees, certain impaired assets and severance. For the nine months ended September 30, 1998, the net decrease in 1998 restructuring accruals was $4.1 million. During the three and nine months ended September 30, 1999, the Company paid severance totaling $829,000 and $1.5 million, respectively. During the three and nine months ended September 30, 1998, the Company made severance payments totaling $2.2 million and $2.3 million, respectively. In addition, in the nine months ended September 30, 1998, the Company also paid contract termination fees of $3.5 million. As of September 30, 1999, the Company had remaining accruals associated with restructuring charges aggregating $8.2 million.

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

The Company has engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This includes systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. Based upon revised projections, the Company anticipates incurring internal and external costs of $7.4 million during 1999 for a total cost of $22.7 million for year 2000 remediation. The Company estimates it has incurred internal and external costs aggregating $900,000 and $6.7 million for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Company estimates it has incurred year 2000 costs totaling $6.6 million and $11.4 million, respectively.

Each of the operating divisions is primarily responsible for its remediation efforts with corporate oversight provided as necessary. The Payroll Sales Division has substantially completed the remediation of its largest administrative platforms and anticipates successful remediation and testing of the remaining sub-systems and system interfaces during the remainder of 1999. The Company believes that the Payroll Sales Division is 99% complete with its compliancy effort for critical business systems. The Company believes that the Financial Services Division has contracted with sufficient resources to be able to remediate its essential business systems. Currently, the Company believes that the Financial Services Division is 99% complete with remediation efforts associated with its critical business systems. The Company believes that both of its divisions have substantially completed their remediation efforts, but each division will continue to perform testing throughout the remainder of 1999.

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

The following table shows the cash sources and uses of the parent company on a projected basis for the remaining 1999 and on an actual basis for the nine months ended September 30, 1999 and 1998:

                                                                  PROJECTED
                                                                    PERIOD
                                                              OCTOBER 1, 1999 TO    NINE MONTHS ENDED
                                                                 DECEMBER 31,          SEPTEMBER 30,
                                                                     1999           1999           1998
                                                                -------------   -------------  -------------
                                                                              ($ IN THOUSANDS)
   Cash sources:
     Cash from subsidiaries...................................  $       5,648   $     343,055  $      56,694
     Sales of directly owned subsidiaries.....................             --           5,989             --
     Other investment income..................................             --             695          2,683
     Additional borrowings....................................             --              --        203,000
     Sales of/collection on assets currently held.............          2,604           9,438         23,504
     OTHER, NET...............................................            191              12            624
                                                                -------------   -------------  -------------
           TOTAL SOURCES......................................          8,443         359,189        286,505
                                                                -------------   -------------  -------------
   Cash uses:
     Acquisition of businesses................................             --              --         73,858
     Interest paid on indebtedness............................          9,113          29,149         26,118
     Operating expenses, including restructuring charges......          4,560          13,297         26,316
     Reduction of notes payable...............................             --         269,000        126,015
     Capital contributions to subsidiaries....................             --          27,668          6,178
     Costs to dispose of Businesses Held for Sale.............          3,000          14,991             --
     Purchase of equity securities............................             --              --          5,000
     Dividends on preferred and common stock..................             --              --         16,205
     OTHER, NET...............................................          2,338              --             --
                                                                -------------   -------------  -------------
           TOTAL USES.........................................         19,011         354,105        279,690
                                                                -------------   -------------  -------------
   Increase (decrease) in cash and short-term investments.....        (10,568)          5,084          6,815
   CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD.....         17,738          12,654          4,464
                                                                -------------   -------------  -------------
   CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD...........  $       7,170   $      17,738  $      11,279
                                                                =============   =============  =============

CASH SOURCES

CASH FROM SUBSIDIARIES. Cash generated by the Company's insurance subsidiaries has been made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million. With respect to Constitution, Pioneer Security and PLAIC (as a result of its surplus debenture issued as of July 30, 1999), the surplus debenture payments have been made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $258.3 million and $453.1 million as of September 30, 1999 and December 31, 1998, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

The Surplus Note Companies rely upon dividends and tax sharing payments from their respective insurance subsidiaries. Each of the insurance subsidiaries is in turn subject to regulatory restrictions under the Texas Insurance Laws and Regulations with respect to the maximum amount of dividends that can be paid to the Surplus Note Companies within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory capital and surplus or prior year's statutory earnings.

For the nine months ended September 30, 1999 and 1998, the Company received surplus debenture interest and principal payments from PLAIC of $221.8 million and $20.3 million, respectively, and received dividends and tax sharing payments of $121.2 million and $36.4 million, respectively from non-insurance intermediate holding companies. Substantially all of the surplus debenture, dividends and tax sharing payments made by PLAIC were the direct result of proceeds received by PLAIC from the disposition of Businesses Held for Sale. Approximately $80.0 million of dividends and tax sharing payments from non-insurance intermediate holding companies in the nine months ended September 30, 1999 were the direct result of proceeds received from sales of Businesses Held for Sale. The Surplus Note Companies received $7.0 million and $15.1 million from their respective subsidiaries in tax sharing payments during the nine months ended September 30, 1999 and 1998, respectively. In addition, the surplus note companies received $20.2 million and $19.5 million from their respective subsidiaries in dividend payments during the nine months ended September 30, 1999 and 1998, respectively.

SALES OF DIRECTLY OWNED SUBSIDIARIES. During the nine months ended September 30, 1999, the Company sold directly owned subsidiaries in connection with the disposition of the Businesses Held for Sale and received proceeds of $6.0 million.

OTHER INVESTMENT INCOME. During the nine months ended September 30, 1999 and 1998, the Company received other investment income from short-term invested assets held by the parent company.

ADDITIONAL BORROWINGS. During the nine months ended September 30, 1998, the Company borrowed under its existing bank credit facilities primarily to fund acquisitions or repay existing indebtedness. See "Cash Uses" below for the use of proceeds from the additional borrowings.

SALE OF/COLLECTION ON ASSETS CURRENTLY HELD. During the nine months ended September 30, 1999, the Company received mortgage loan principal payments and distribution from a limited partnership totaling $1.4 million. In addition, the Company sold certain mortgage loans held directly by the parent company for $8.0 million cash.

CASH USES

ACQUISITION OF BUSINESSES. During 1998, the Company acquired the SW Financial Controlling Interest for $73.7 million in cash and the Fickes and Stone Knightsbridge Interests for $10.6 million of which $200,000 of the consideration was paid in cash. To fund such acquisitions the Company utilized borrowings under its existing credit facility.

INTEREST PAID ON INDEBTEDNESS. During the nine months ended September 30, 1999 and 1998, the Company utilized varying amounts of leverage in its capital structure. For the nine months ended September 30, 1999 and 1998, the average indebtedness outstanding aggregated $414.1 million and $452.6 million, respectively. The Company's weighted average costs of borrowings increased significantly during 1999 as a result of the Company's increased leverage ratio and projected weakness in future liquidity.

OPERATING EXPENSES, INCLUDING RESTRUCTURING CHARGES. During the nine months ended September 30, 1999 and 1998, the Company directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by the parent company during the nine months ended September 30, 1999 and 1998 aggregated $944,000 and $305,000, respectively. During the nine months ended September 30, 1998, the Company also paid contract termination fees of $3.5 million. During the remainder of 1999, the parent company anticipates funding an additional $200,000 of such charges. During the nine months ended September 30, 1999, the parent company also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $2.3 million. Operating expenses for the nine months ended September 30, 1999 and 1998 also include costs aggregating $1.5 million and $233,000, respectively, associated with the pending class action securityholder litigation and the SEC investigation. The Company anticipates incurring additional expenses associated with such legal matters (although the Company's Directors and Officers Liability Insurance carrier has begun to reimburse the Company 75% of such expenses in excess of $1.0 million retention amount in accordance with the terms of the directors and officers liability coverage) and will additionally incur significant costs associated with its capital restructuring efforts during the remainder of 1999.

REDUCTION IN NOTES PAYABLE. During the nine months ended September 30, 1999, the Company made repayments under the Bank Credit Facility aggregating $267.0 million upon the consummation of sales of Professional, the United Life Assets, KIVEX and the Career Sales Division. An additional $2.0 million was repaid during September 1999 as a result of liquidity at the parent company level above amounts prescribed in the Bank Credit Facility, as amended.

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

CAPITAL CONTRIBUTIONS TO SUBSIDIARIES. For the nine months ended September 30, 1999 and 1998, the Company made capital contributions to subsidiaries totaling $27.7 million and $6.2 million, respectively. During the nine months ended September 30, 1999, $3.3 million of the contribution was made to PLAIC to make a subsequent capital contribution to PLIC and $1.1 million was made to a non-life insurance subsidiary. Of the total capital contribution, $20.2 was contributed to subsidiaries to meet certain target capital and surplus requirements as required by the purchase and sale agreement for the Career Sales Division. The Company utilized funds from proceeds from the sale of Businesses Held for Sale to fund these contributions. During 1998, the contributions were primarily made to non-life insurance subsidiaries for other corporate purposes.

COSTS TO DISPOSE OF BUSINESSES HELD FOR SALE. Utilizing funds received from subsidiaries from the sales of Businesses Held for Sale, the Company paid $9.7 million to fund the purchase of the equity of the acquirer of Penn Life for the sales force of Penn Life and to make certain other payments to the sales force in exchange for a release of claims. The remaining $5.3 million of costs are principally transaction costs which were paid from proceeds received on the sale of Businesses Held for Sale.

PURCHASE OF EQUITY SECURITIES. In conjunction with the acquisition of the Fickes and Stone Knightsbridge Interests, the Company acquired Fickes' and Stone's interest in the ACO Brokerage Common Stock for $5.0 million during the nine months ended September 30, 1998.

DIVIDENDS ON PREFERRED AND COMMON STOCK. During the nine months ended September 30, 1999 and 1998, the Company paid common and preferred stock dividends aggregating $-- and $16.2 million, respectively. The absence of dividend payments during 1999 was due to the Company's decision to halt common and preferred stock dividend payments as a result of liquidity concerns and restrictions contained in the amended Bank Credit Facility.

PROJECTED CASH SOURCES AND USES FOR THE REMAINING THREE MONTHS OF 1999

For the remainder of 1999, the Company anticipates receiving approximately $5.6 million in the form of dividends and tax sharing payments from the Surplus Note Companies as a result of the ordinary dividend flow from the insurance subsidiaries of the Surplus Notes Companies.

The Company acquired assets from United Life and Professional in connection with the sale of such companies and anticipates it will be able to sell most of these assets during the remainder of 1999 and realize cash proceeds of approximately $2.6 million, though there can be no assurance that the Company will succeed in doing so.

The purchase and sale agreement with respect to the sale of the Career Sales Division includes certain settlement and consideration adjustment provisions which may result in a reduction of the consideration received by the Company. Based upon estimates provided by Universal American, the Company may be obligated to provide approximately $3.0 million to Universal American for such consideration adjustments. The Company is currently evaluating Universal American's estimates. In addition, included in other disbursements is $1.5 million required to settle the Company's portion of the settlement of the shareholder lawsuit (See Note 10 of Notes to Unaudited Consolidated Financial Statements).

As a result of these anticipated actions, management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements for 1999 and the first quarter of 2000. In May 2000, the Company's Bank Credit Facility matures. The Company is currently working on various sale and recapitalization alternatives in order to repay or refinance such indebtedness. With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop as currently projected. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to repay or refinance the existing Bank Credit Facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of subsidiaries and (ii) obtain regulatory approval for extraordinary dividends from its insurance subsidiaries (which approval is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

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

CASH FLOW FROM OPERATING ACTIVITIES. Cash provided by operating activities, excluding the parent company, were $41.1 million and $29.2 million for the nine months ended September 30, 1999 and 1998, respectively. The increasing trend in cash flow from operating activities principally resulted from decreasing costs associated with: (i) year 2000 remediation at all of the insurance subsidiaries and (ii) reduced costs as a result of strategic business evaluations and associated restructuring of the Company.

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

The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,433.2 million and $2,589.7 million at September 30, 1999, and December 31, 1998, respectively.

During the nine months ended September 30, 1999 and 1998, the Company's subsidiaries sold $561.8 million and $527.9 million of fixed maturity and equity securities, and purchased $753.8 million and $699.3 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities, meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits and to improve the quality of the investment portfolio or avoid prepayment risks.

CASH FLOW FROM FINANCING ACTIVITIES. Cash used by financing activities, excluding the parent company, were $465.5 million and $302.0 million for the nine months ended September 30, 1999 and 1998, respectively. The majority of the cash outflow is attributable to policyholder surrenders exceeding deposits by $171.0 million and $273.2 million for the nine months ended September 30, 1999 and 1998, respectively. Cash outflows during the nine months ended September 30, 1999 also included dividends and surplus debenture principal payments aggregating $319.9 million made to the parent company. Substantially all of these payments were the direct result of proceeds received by PLAIC from the disposition of Businesses Held for Sale.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1999 and 1998, the Company has prepared the following selected pro forma financial information for the Company's remaining operating divisions, the Financial Services Division (excluding the United Life Assets) and the Payroll Sales Division (excluding Professional) and Businesses Held for Sale (Career Sales Division, Professional, the United Life Assets and KIVEX). During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. Consequently, the results of operations of Marketing One have been reclassified out of "Businesses Held for Sale" to "Corporate" for all periods presented. The selected pro forma financial information by operating division is defined as pre-tax income (loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income
(Loss)").

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Retained Business--Financial Services Division:
     Operating income..............................  $      13,942   $       5,673  $      23,043  $      19,324
     Net investment gains (losses).................          1,035           1,884           (403)         4,785
     RESTRUCTURING COSTS...........................             --          (1,610)        (5,313)        (3,774)
                                                     -------------   -------------  -------------  -------------
                                                            14,977           5,947         17,327         20,335
                                                     -------------   -------------  -------------  -------------
   Retained Business--Payroll Sales Division:
     Operating income..............................          5,446           2,599         11,214          8,394
     NET INVESTMENT GAINS (LOSSES).................             38              (3)          (721)           336
                                                     -------------   -------------  -------------  -------------
                                                             5,484           2,596         10,493          8,730
                                                     -------------   -------------  -------------  -------------
   Businesses Held for Sale:
     Operating income (loss).......................         (2,584)         (1,806)        15,968        (10,654)
     Net investment gains (losses).................           (120)          2,290            889          7,940
     Restructuring costs...........................             --             355            202         (2,696)
     Net gains (losses)  from sale of subsidiaries
       (including realized losses on foreign
        currency of $24,978).......................        (21,643)             --          6,161             --
     IMPAIRMENT VALUATION..........................             --        (145,000)       (58,486)      (285,485)
                                                     -------------   -------------  -------------  -------------
                                                           (24,347)       (144,161)       (35,266)      (290,895)
                                                     -------------   -------------  -------------  -------------
   Corporate:
     Interest and amortization of deferred
       debt issuance cost..........................         (7,713)        (10,672)       (33,057)       (30,945)
     Corporate expenses, eliminations and other....         (7,322)        (10,313)       (31,436)       (24,798)
     Net investment gains (losses).................            (83)             --             37             (2)
     RESTRUCTURING COSTS...........................             --            (133)           (30)        (1,179)
                                                     -------------   -------------  -------------  -------------
                                                           (15,118)        (21,118)       (64,486)       (56,924)
                                                     -------------   -------------  -------------  -------------
   Loss before income taxes and
     EXTRAORDINARY CHARGE..........................  $     (19,004)  $    (156,736) $     (71,932) $    (318,754)
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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Revenues:
     Policy revenues...............................  $      34,321   $      38,638  $     104,071  $     105,935
     Net investment income.........................         40,287          43,179        122,349        135,599
     OTHER INCOME..................................          5,973             238          9,457          3,334
                                                     -------------   -------------  -------------  -------------
                                                            80,581          82,055        235,877        244,868
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         50,634          57,174        158,401        177,073
     Insurance related expenses....................          7,145           7,223         23,184         16,348
     OTHER OPERATING EXPENSES......................          8,860          11,985         31,249         32,123
                                                     -------------   -------------  -------------  -------------
                                                            66,639          76,382        212,834        225,544
                                                     -------------   -------------  -------------  -------------
       PRE-TAX OPERATING INCOME....................  $      13,942   $       5,673  $      23,043  $      19,324
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

Premiums, net of reinsurance, by major product line for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Life premiums:
     Universal life (first year)...................  $       2,224   $       2,640  $       7,251  $       8,305
     Universal life (renewal)......................         21,371          37,315         53,740         86,999
     Yearly renewable term reinsurance on
       universal life..............................         (2,149)         (2,024)        (6,523)        (5,414)
     Traditional life (first year).................          2,074           2,294          7,028          7,980
     TRADITIONAL LIFE (RENEWAL)....................          9,013          13,315         24,669         32,122
                                                     -------------   -------------  -------------  -------------
       Life premiums, net of reinsurance...........         32,533          53,540         86,165        129,992

   Annuity premiums................................          1,993           4,104          6,651         12,662

   Fixed benefit premiums:
     Long-term care premiums net of reinsurance
       (all first year)............................            131             176             57            179
                                                     -------------   -------------  -------------  -------------
         Premiums, net of reinsurance..............         34,657          57,820         92,873        142,833
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities......................        (25,588)        (44,059)       (67,642)      (107,966)
                                                     -------------   -------------  -------------  -------------
         Premiums on products with mortality or
           morbidity risk..........................          9,069          13,761         25,231         34,867
   Fees and surrender charges on interest
     sensitive products............................         25,252          24,877         78,840         71,068
                                                     -------------   -------------  -------------  -------------
         POLICY REVENUES...........................  $      34,321   $      38,638  $     104,071  $     105,935
                                                     =============   =============  =============  =============

Policy revenues decreased 11.2% and 1.8% during the three and nine months ended September 30, 1999, respectively. Life premiums collected, net of reinsurance, were $32.5 million and $86.2 million for the three and nine months ended September 30, 1999 compared with $53.5 million and $130.0 million in the comparable periods of 1998. First year universal life premiums decreased 15.8% and 12.7% in the three and nine months ended September 30, 1999, respectively, to $2.2 million and $7.3 million for the three and nine months ended September 30, 1999, respectively, and first year traditional life decreased 9.6% and 11.9% to $2.1 million and $7.0 million for the three and nine months ended September 30, 1999, respectively. The decline is attributable to lower sales at Security Life. New life sales at Security Life have declined significantly during 1998 and for the three and nine months ended September 30, 1999 reflecting the impact of ratings downgrades and management changes in Security Life's marketing management. The Company recently announced it was discontinuing new life sales at Security Life in order to reduce costs and concentrate its marketing efforts at Southwestern Life. Partially offsetting the decline in first year premiums for Security Life was first year universal life premium at Southwestern Life which increased 58.6% and 42.2% to $1.7 million and $5.4 million for the three and nine months ended September 30, 1999, respectively compared with the comparable periods of 1998. In addition, first year traditional life premiums at Southwestern Life increased 29.2% to $1.6 million for the three months ended September 30, 1999 and decreased 7.2% to $5.0 million for the nine months ended September 30, 1999 compared with the comparable 1998 periods.

Universal life and traditional life renewal premiums declined $20.2 million and $40.7 million or 40.0% and 34.2% for the three and nine months ended September 30, 1999 compared with the comparable 1998 periods. This reflects ratings downgrades and the impact of certain management actions instituted by Security Life. On January 1, 1999 Security Life instituted an exchange or refund program for holders of certain types of interest sensitive insurance contracts. This program resulted in a refund of premiums of $3.5 million and $21.6 million for the three and nine months ended September 30, 1999, respectively, and will likely result in additional refund of premiums for the remainder of 1999. See "Total Policyholder Benefits," included herein and Note 10 of the Notes to Unaudited Consolidated Financial Statements. Universal life and traditional life renewal premiums at Southwestern Life decreased by 3.2% and 2.1% to $19.2 million and $58.9 million for the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods. Annuity premiums of $2.0 million and $6.7 million for the three and nine months ended September 30, 1999, respectively, were less than premiums of $4.1 million and $12.7 million in the comparable periods of 1998. Annuity sales are likely to continue to decline unless market conditions for fixed annuities become more favorable and ratings improve.

Southwestern Life entered into an amendment to its currently existing reinsurance on long-term care products increasing the cession amount to 80% retroactively to 1998. The impact of such amendment was to reduce premium consideration for long-term care by $527,000 and $1.8 million for the three and nine months ended September 30, 1999, respectively.

NET INVESTMENT INCOME. Net investment income decreased 6.7% and 9.8% to $40.3 million and $122.3 million for the three and nine months ended September 30, 1999, respectively, due to a decrease in invested assets and reduced yields on investments. Average invested assets declined approximately $162.0 million and $198.5 million for the three and nine months ended September 30, 1999, respectively, compared with the comparable periods in 1998. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities and universal life products, which totaled $59.4 million and $203.0 million for the three and nine months ended September 30, 1999, respectively. Most of these surrenders involved annuities which had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more annuity contracts in force reach the end of the surrender fee periods without the insurance companies actively marketing other replacement business for these accumulation products. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 6.7% and 6.9% for the three and nine months ended September 30, 1999, respectively, compared to 6.9% and 7.0% for the three and nine months ended September 30, 1998, respectively. During 1999, Southwestern Life and Security Life have continued to liquidate mortgages, real estate and other higher yielding but less liquid assets and have maintained higher than normal balances in cash and short-term investments, which have moderately reduced yields.

OTHER INCOME. Other income increased $5.7 million and $6.1 million to $6.0 million and $9.5 million for the three and nine months ended September 30, 1999, respectively. Included in the three and nine months ended September 30, 1999 was income of $5.7 million, which resulted from a gain and distribution of assets from the sale of most of the operations and assets of a joint venture investment. The remainder of the increase principally reflects changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

TOTAL POLICYHOLDER BENEFITS. The following table shows the components of total policyholder benefits for the three and nine months ended September 30, 1999 and 1998:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Death benefits..................................  $      18,634   $      21,159  $      61,975  $      66,950
   Other insurance policy benefits and change
     IN FUTURE POLICY BENEFITS.....................         32,000          36,015         96,426        110,123
                                                     -------------   -------------  -------------  -------------
   TOTAL POLICYHOLDER BENEFITS.....................  $      50,634   $      57,174  $     158,401  $     177,073
                                                     =============   =============  =============  =============

Policyholder benefits decreased 11.4% and 10.5% to $50.6 million and $158.4 million for the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods. Death benefits decreased $2.5 million and $5.0 million or 11.9% and 7.4% for the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods. Death benefits may vary significantly from period to period. Change in future policy benefits and other benefits decreased 11.1% and 12.4% to $32.0 million and $96.4 million for the three and nine months ended September 30, 1999. As a result of the exchange program at Security Life, reserves decreased $4.0 million and $11.4 million for the three and nine months ended September 30, 1999. The remainder of the decrease for the nine month period ended September 30, 1999 compared to the same period in 1998 is principally due to reduced other benefits and scheduled annuity benefits reflecting lower in force amounts resulting from surrender activity.

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $518.6 million as of September 30, 1999 and $525.4 million as of December 31, 1998. Current trends associated with certain blocks of business appear to indicate the need to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. The Company is pursuing a plan to continue charging certain expense loads associated with certain interest sensitive life insurance contracts which fully mitigates the impact of the need to record additional reserves on such policies. There are risks associated with management action including potential sales disruption and potential litigation. The Company is continuing to refine its actuarial estimates and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

In January 1999, Security Life initiated management action in the form of a new exchange program for certain policyholders of Security Life. The program is being offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allows the policyholder the following options in exchange for terminating his or her policy and executing a release: (i) refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; (ii) exchange the policy, without proof of insurability, for the same face amount in a universal life policy, or a new term universal life policy. The policyholder also has the choice of not accepting the exchange program and keeping the current policy in force. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The exchange program is not expected to have a material effect on the Company's financial position or results of operations (see Note 10 of Notes to Unaudited Consolidated Financial Statements).

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $78,000 and increased $6.8 million during the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods. Amortization of deferred policy acquisition costs increased $3.4 million during the nine months ended September 30, 1999 compared to the comparable 1998 period. The increase during the nine months ended September 30, 1999, principally reflects the growing block of policies in force, as a result of new business sales subsequent to the Company's acquisitions of Security Life and Southwestern Life. The amortization of deferred policy acquisition costs decreased $11,000 during the three months ended September 30, 1999 compared to the comparable 1998 period. As a result of unlocking assumptions regarding future profitability of certain interest sensitive life insurance products at Southwestern Life, amortization decreased approximately $2.0 million which offset the general trend of increasing amortization. Amortization of present value of insurance in force increased $2.7 million and $8.0 million for the three and nine months ended September 30, 1999. The increase for the three month period ended September 30, 1999 was principally attributable to adjustments to VOBA amortization at Security Life. The increase for the nine months ended September 30, 1999 compared to the comparable 1998 period was also effected by a favorable impact from unlocking certain assumptions regarding the future profitability of certain interest sensitive life insurance products for Southwestern Life, which occurred during the three months ended March 31, 1998.

OTHER OPERATING EXPENSES. For the three and nine months ended September 30, 1999, other operating expenses (including general operating, overhead and policy maintenance) decreased $3.1 million and $870,000 from the comparable periods in 1998. The decrease in the three months ended September 30, 1999 is attributable to ongoing reductions in costs associated with the restructuring of the Dallas operations, a reduction in non-deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions for Security Life as these projects were substantially completed in the three months ended September 30, 1999. The decrease for the nine months ended September 30, 1999 also reflects a charge during 1998 for uncollectible agents' debit balances at Security Life. The decrease was partially offset by increases in non-deferrable expenses during the six months ended June 30, 1999 related to costs associated with year 2000 remediation efforts and systems conversions for Security Life. In addition, the liability held at Southwestern Life to reflect expected assessments to life and health guaranty associations of states in which it is licensed to do business was reduced by approximately $1.5 million as a result of a re-evaluation of such estimates made in the three months ending September 30, 1999.

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Revenues:
     Policy revenues...............................  $      23,130   $      22,815  $      69,431  $      66,446
     Net investment income.........................          9,490           9,583         28,279         28,666
     OTHER INCOME..................................            549              (8)         1,452            250
                                                     -------------   -------------  -------------  -------------
                                                            33,169          32,390         99,162         95,362
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         13,322          16,166         46,642         48,093
     Insurance related expenses....................          9,996           8,991         27,560         25,686
     OTHER OPERATING EXPENSES......................          4,405           4,634         13,746         13,189
                                                     -------------   -------------  -------------  -------------
                                                            27,723          29,791         87,948         86,968
                                                     -------------   -------------  -------------  -------------
       PRE-TAX OPERATING INCOME....................  $       5,446   $       2,599  $      11,214  $       8,394
                                                     =============   =============  =============  =============

POLICY REVENUES. Premiums received, net of reinsurance, by major product line for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Life premiums:
     Universal life (first year)...................  $         205   $         158  $         609  $         636
     Universal life (renewal)......................          6,452           5,287         19,273         17,878
     Traditional life (first year).................          3,748           4,352         12,045         12,912
     TRADITIONAL LIFE (RENEWAL)....................          9,327           7,412         28,751         21,784
                                                     -------------   -------------  -------------  -------------
       LIFE PREMIUMS, NET OF REINSURANCE...........         19,732          17,209         60,678         53,210
                                                     -------------   -------------  -------------  -------------
   ANNUITY PREMIUMS................................            260             247            892            685
                                                     -------------   -------------  -------------  -------------
   Fixed benefit premiums:
     Accident and health (first year)..............            726             815          1,946          2,049
     ACCIDENT AND HEALTH (RENEWAL).................          2,780           3,223          7,760          8,094
                                                     -------------   -------------  -------------  -------------
       FIXED BENEFIT PREMIUMS, NET OF REINSURANCE..          3,506           4,038          9,706         10,143
                                                     -------------   -------------  -------------  -------------
       Premiums, net of reinsurance................         23,498          21,494         71,276         64,038
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities......................         (6,917)         (5,692)       (20,774)       (19,199)
                                                     -------------   -------------  -------------  -------------
       Premiums on products with mortality or
         morbidity risk............................         16,581          15,802         50,502         44,839
   Fees and surrender charges on interest
     sensitive products............................          6,549           7,013         18,929         21,607
                                                     -------------   -------------  -------------  -------------
       POLICY REVENUES.............................  $      23,130   $      22,815  $      69,431  $      66,446
                                                     =============   =============  =============  =============

Total policy revenues increased modestly between the three and nine months ended September 30, 1999 and the comparable 1998 periods. Policy revenues increased $315,000 and $3.0 million or 1.4% and 4.5% during the three and nine months ended

September 30, 1999, respectively. Most of the increase was attributable to AA Life's increasing new business sales during 1998 which resulted in higher renewal premiums during the three and nine months ended September 30, 1999. AA Life's first year sales for the three and nine month periods ended September 30, 1999 have lagged behind comparable 1998 levels as a result of (i) the high level of readiness of U.S. military personnel, AA Life's principal market, throughout the world and (ii) additional restrictions and scrutiny placed on sales practices on U.S. military installations. The Company expects the decreased level of new business production to continue in the foreseeable future.

NET INVESTMENT INCOME. Net investment income decreased 1.0% and 1.4% for the three and nine months ended September 30, 1999 from the comparable 1998 periods to $9.5 million and $28.3 million, respectively. The decrease in net investment income was primarily the result of a decrease in average invested assets which decreased $3.3 million (0.6%) and $6.6 million (1.3%) in the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods.

OTHER INCOME. Other income was $549,000 and $1.5 million during the three and nine months ended September 30, 1999, respectively, compared to a loss of $8,000 and income of $250,000 in the three and nine months ended September 30, 1998, respectively. Supplemental contracts represent most of the other income in the three and nine months ended September 30, 1999. These can fluctuate significantly from period to period but have little impact on results of operations as proceeds are offset by change in reserves.

TOTAL POLICYHOLDER BENEFITS. The following table shows the components of total policyholder benefits for the three and nine months ended September 30, 1999 and 1998:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Death benefits..................................  $       5,202   $       6,407  $      16,874  $      17,970
   Fixed benefit claims incurred...................          1,886           1,756          6,323          5,883
   Other insurance policy benefits and
     CHANGE IN FUTURE POLICY BENEFITS..............          6,234           8,003         23,445         24,240
                                                     -------------   -------------  -------------  -------------
   TOTAL POLICYHOLDER BENEFITS.....................  $      13,322   $      16,166  $      46,642  $      48,093
                                                     =============   =============  =============  =============

Policyholder benefits decreased $2.8 million or 17.6% and $1.5 million or 3.0% in the three and nine months ended September 30, 1999, compared with the comparable 1998 periods. Death benefits decreased $1.2 million and $1.1 million in the three and nine months ended September 30, 1999, compared with the comparable 1998 periods. Death benefits may vary significantly from period to period. Other insurance policy benefits and change in future policy benefits decreased $1.8 million and $796,000 for the three and nine months ended September 30, 1999 compared to comparable 1998 periods. Most of the decreases reflect decreases in life and fixed benefit health reserves at OLIC as a result of reduced claims activity and a reduced inventory of open claims.

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $1.0 million and $1.9 million for the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods. Amortization of deferred policy acquisition costs at AA Life increased $1.4 million and $3.5 million for the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods primarily reflecting the growing block of policies in force as a result of new business sales subsequent to the Company's acquisition of AA Life. Amortization of the present value of insurance in force decreased $843,000 and $1.3 million for the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods, primarily as a result of unlocking assumptions regarding future profitability at OLIC during the three months ended December 31, 1998, which significantly reduced the amount of such assets, hence lowering future amortization.

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

OTHER OPERATING EXPENSES. Other operating expenses (including general operating, overhead and policy maintenance) decreased $229,000 in the three months ended September 30, 1999 and increased $557,000 in the nine months ended September 30, 1999 compared to the comparable 1998 periods. The decrease in expenses is principally attributable to reduced costs associated with the ongoing integration of OLIC into the Waco operations. The increase for the nine months ended September 30, 1999, is principally attributable to non-deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions.

BUSINESSES HELD FOR SALE

Businesses Held for Sale include the operations of the Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), Professional (sold March 31,
1999) and the United Life Assets (sold April 30, 1999). The Career Sales Division, which includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company has integrated Union Bankers, Marquette and Constitution with the Career Sales Division. KIVEX is an internet service provider. Professional provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
                                                                           ($ IN THOUSANDS)
   Revenues:
     Policy revenues...............................  $      12,498   $      62,152  $     112,915  $     189,031
     Net investment income.........................          2,877          34,533         54,568        107,584
     OTHER INCOME..................................          1,059           4,415         13,015         14,048
                                                     -------------   -------------  -------------  -------------
                                                            16,434         101,100        180,498        310,663
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         10,445          61,033        101,565        200,876
     Insurance related expenses....................          2,459          23,438         24,224         69,176
     OTHER OPERATING EXPENSES......................          6,114          18,435         38,741         51,265
                                                     -------------   -------------  -------------  -------------
                                                            19,018         102,906        164,530        321,317
                                                     -------------   -------------  -------------  -------------
     PRE-TAX OPERATING INCOME (LOSS)...............  $      (2,584)  $      (1,806) $      15,968  $     (10,654)
                                                     =============   =============  =============  =============

POLICY REVENUES. Policy revenues declined 79.9% and 40.3% or $49.7 million and $76.1 million in the three and nine months ended September 30, 1999 compared to the comparable 1998 periods. The decline is primarily attributable to the sale of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 30, 1999 and July 30, 1999, respectively. In addition, Union Bankers discontinued sales of major medical health products and its life insurance products and increased its utilization of reinsurance, each of which had the impact of lowering policy revenues.

NET INVESTMENT INCOME. Net investment income decreased $31.7 million and $53.0 million during the three and nine months ended September 30, 1999 compared to the comparable 1998 periods. The decrease is primarily attributable to the sales of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 30, 1999 and July 30, 1999, respectively.

OTHER INCOME. Other income decreased $3.4 million and $1.0 million in the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods. Most of the decrease is attributable to the sale of KIVEX on June 30, 1999.
                                       32

TOTAL POLICYHOLDER BENEFITS. Policyholder benefits decreased $50.6 million and $99.3 million in the three and nine months ended September 30, 1999 compared to the comparable 1998 periods. The decrease is attributable to the sales of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 30, 1999 and July 30, 1999, respectively.

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $21.0 million and $45.0 million to $2.5 million and $24.2 million for the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods. Amortization of present value of insurance in force decreased $4.0 million and $9.1 million in the three and nine months ended September 30, 1999, respectively. Amortization of deferred policy acquisition costs decreased $11.0 million and $19.7 million. These decreases principally reflect the Company recording an impairment provision associated with assets of Businesses Held for Sale in 1998 resulting in the elimination of substantially all insurance assets subject to amortization for the Career Sales Division. Most of the remainder of the decrease is attributable to the sales of Professional and the United Life Assets on March 31, 1999 and April 30, 1999, respectively.

OTHER OPERATING EXPENSES. Other operating expenses (including general operating, overhead and policy maintenance) decreased $12.3 million and $12.5 in the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods. The decrease is principally attributable to the sales of Professional, United Life, KIVEX and the Career Sales Division on March 31, 1999, April 30, 1999, June 30, 1999 and July 30, 1999, respectively. The decrease is partially offset by the increased operating expenses at KIVEX in the six months ended June 30, 1999, reflecting costs associated with its expansion into new cities.

GENERAL CORPORATE

INTEREST AND AMORTIZATION OF DEFERRED DEBT ISSUANCE COSTS. Interest and amortization of deferred debt issuance costs decreased $3.0 million and increased $2.1 million, respectively, in the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods. The decrease during the three months ended September 30, 1999 is principally a result of principal repayments under the bank credit facility. The increase in the nine months ended September 30, 1999 is the result of higher weighted average borrowing costs, additional costs associated with credit facility fees and costs incurred to amend the credit agreement. These are a direct result of the Company's current financial position. In addition, during the three month period ended March 31, 1999, the Company accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt-Arrangements," as a result of the amendment to the Bank Credit Facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs be written off in proportion to the decrease in borrowing capacity of the original arrangement. These increases were partially offset by a debt reduction of $40.0 million of principal made on April 1, 1999 with proceeds from the sale of Professional, a debt reduction of $127.0 million of principal made on April 30, 1999 with proceeds from the sale of the United Life Assets, a debt reduction of $22.0 million of principal made on June 30, 1999 with proceeds from the sale of KIVEX, a debt reduction of $78.0 million of principal made on July 30, 1999 with proceeds from the sale of the Career Sales Division and a debt reduction of $2.0 million on September 23, 1999.

CORPORATE EXPENSES, ELIMINATIONS AND OTHER. Corporate expenses, eliminations and other costs were $7.3 million and $10.3 million for the three months ended September 30, 1999 and 1998, respectively, and were $31.4 million and $24.8 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease for the three months ended September 30, 1999 was primarily the result of the decision to close the Company's New York and Bethesda offices and eliminate personnel located in such offices. In addition, the Company is in the process of closing down Marketing One. Expenses at Marketing One decreased $1.4 million and $4.0 million for the three and nine months ended September 30, 1999 compared to comparable 1998 periods. The decrease was offset in the nine months ended September 30, 1999 by several factors: (i) additional amortization of costs in excess of net assets acquired of approximately $7.0 million for the three months ended June 30, 1999 associated with KB Management. The write-off reflects the Board of Directors' decision to terminate KB Investment Fund I, LP, for which KB Management and KB Investment acts as administrator and general partner, respectively; (ii) additional costs associated with efforts to develop recapitalization and restructuring alternatives; (iii) additional consulting and legal fees of $213,000 and $3.7 million for the three and nine months ended September 30, 1999, respectively, associated with the negotiation and implementation of, and compliance with, the amended Bank Credit Facility, pending class action securityholder litigation and the SEC investigation; (iv) additional deferred compensation of $2.5 million for the nine months ended September 30, 1999, associated with the two year employment agreements of the Company's three senior executives which were entered into in May 1998; and (v) provisions of $2.3 million to settle shareholder and other litigation.

INCOME TAXES (BENEFITS). For the three months ended September 30, 1999, the Company recognized income tax expense of $9.1 million on loss before taxes of $19.0 million. For the nine months ended September 30, 1999, income tax expense was $17.0 million on loss before taxes of $71.9 million. The unusual effective tax rates in 1999 and 1998 are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Held for Sale and a tax valuation allowance, primarily representing unrecoverable net operating loss carryforwards at certain non-life companies.

In light of the continued changes in the ownership of shares of the Company's common and preferred stock, management and its advisors are performing ongoing evaluations of the possibility of a "change of control" as defined by the Internal Revenue Code Section 382. Change of control provisions of Section 382 could limit the Company's ability to utilize certain tax benefits including net operating loss carryforwards which could negatively impact the operating results and cash flows of the Company and its subsidiaries in future periods.

NET INVESTMENT GAINS (LOSSES). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities resulted in the Company realizing gains of $870,000 and $4.2 million, during the three months ended September 30, 1999 and 1998, respectively. The Company realized losses on sales of securities totaling $198,000 and gains totaling $13.1 million during the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, the Company liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $171.0 million and $273.2 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. Upward movement in market interest rates during the first nine months of 1999 resulted in a significant decline in the unrealized appreciation of the bond portfolio since the end of 1998. However, the Company's assets and liabilities portfolio and its exposure to market risk has not changed materially from its position at December 31, 1998. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of 1998, the first of ten class-action complaints were filed in the United States District Court for the Southern District of New York ("District Court") against the Company and certain of its current or former directors and officers.

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

The Company has notified its primary and excess carriers of directors and officers liability insurance of the existence of the claims set forth in the Complaint, and the total potential insurance available is $15,000 of primary and $10,000 of excess coverage, respectively, for securities claims. The primary insurance coverage requires the Company to bear 25% of: (i) all expenses and
(ii) any losses in excess of a $1,000 retention amount. The primary and excess carriers have reserved their rights under the policies with respect to coverage of the claims set forth in the Complaint. As explained below, the primary insurer has agreed in principle to contribute to a settlement of the litigation.

Following   settlement   discussions   with   the   Plaintiffs'   counsel   and
representatives of the primary insurance carrier and their counsel, the parties to the Complaint have entered into a Memorandum of Understanding dated November 11, 1999 (the "Memo") containing the essential terms of a settlement.

The Memo states that $9,000 of cash plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims set forth in the Complaint (the "Settlement"). Of that sum, $1,500 plus interest will be paid by the Company and $7,500 plus interest will be paid by the Company's outside directors and officers liability insurance carrier. The Settlement is conditioned upon, among other things, confirmatory discovery, execution of a definitive settlement agreement and related documents, notice to the Company's shareholders of the Settlement and final approval by the United States District Court (with all time to appeal such approval having run or any appeals having been resolved in favor of approval of the Settlement). During the three months ended September 30, 1999, the Company established a $1,500 liability related to the settlement.

The Company expects that this litigation will not affect its ability to operate through December 31, 1999. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if the Settlement is not consummated and there is an adverse outcome with respect to such proceedings, it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

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

ITEM 5. OTHER INFORMATION

The disclosures contained in Notes 3 and 4 to the Unaudited Consolidated Financial Statements of the Company contained in Item 1 of Part I of this Form 10-Q with respect to the sale of the Career Sales Division and the amendments to the Bank Credit Facility are incorporated herein by reference. In addition, the unaudited Selected Pro Forma Financial Information contained in Note 5 to the Unaudited Consolidated Financial Statements of the Company contained in Item 1 of Part I of this Form 10-Q and the Selected Pro Forma Financial Information contained in Item 2 of Part I of this Form 10-Q reflecting the disposition of the Career Sales Division as well as the disposition of KIVEX, Professional and the United Life Assets, are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     10.1 Pacific Life and Accident Insurance Company Surplus Debenture No. 7 dated as of July 30, 1999 for $150,000,000. (1)

     10.2 Agreement dated September 9, 1999 between David C. Smith, Chairman of the Board of the Company and PennCorp Financial Group, Inc. (1)

     11.1 Computation of Loss per Share (1)

     15.1 Independent Auditors' Report (2)

     27   Financial Data Schedule (1)

     (1)  Filed herewith.

     (2)  Included in Item 1 of Part I of this Form 10-Q.

(B)  REPORTS ON FORM 8-K

     None.

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

Date: November 9, 1999

                               INDEX TO EXHIBITS

EXHIBIT NUMBERS

     10.1 Pacific Life and Accident Insurance Company Surplus Debenture No. 7 dated as of July 30, 1999 for $150,000,000. (1)

     10.2 Agreement dated September 9, 1999 between David C. Smith, Chairman of the Board of the Company and PennCorp Financial Group, Inc. (1)

     11.1 Computation of Loss per Share (1)

     15.1 Independent Auditors' Report (2)

     27   Financial Data Schedule (1)

(1)  Filed herewith.

(2)  Included in Item 1 of Part I of this Form 10-Q.

                                                                    EXHIBIT 11.1

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
Basic net loss applicable to common stock:
   Loss before extraordinary charge
     applicable to common stock....................  $     (32,554)  $    (165,092) $    (102,338) $    (331,011)
   Redemption Premium on Series C
       PREFERRED STOCK.............................             --              --             --         (1,913)
                                                     -------------   -------------  -------------  -------------
                                                           (32,554)       (165,092)      (102,338)      (332,924)
   EXTRAORDINARY CHARGE............................             --              --             --         (1,671)
                                                     -------------   -------------  -------------  -------------
                                                     $     (32,554)  $    (165,092) $    (102,338) $    (334,595)
                                                     =============   =============  =============  =============

Diluted net loss applicable to common stock:
   Loss before extraordinary charge
     applicable to common stock....................  $     (32,554)  $    (165,092) $    (102,338) $    (331,011)
   Redemption Premium on Series C
       preferred stock.............................             --              --             --         (1,913)
                                                     -------------   -------------  -------------  -------------
                                                           (32,554)       (165,092)      (102,338)      (332,924)
   EXTRAORDINARY CHARGE............................             --              --             --         (1,671)
                                                     -------------   -------------  -------------  -------------
                                                     $     (32,554)  $    (165,092) $    (102,338) $    (334,595)
                                                     =============   =============  =============  =============

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1999           1998           1999            1998
                                                     -------------   -------------  -------------  -------------
Basic:
   Shares outstanding beginning of period..........         30,072          28,860         30,072         28,860
   Incremental shares applicable to Stock
     Warrants/Stock Options and Restricted Stock...             73             357             66            357
   Acquisition of Fickes and Stone
     Knightsbridge Interests.......................            173             347            173            347
   Redemption of Series C Preferred Stock..........             --             692             --            463
   TREASURY SHARES.................................           (928)         (1,010)          (969)        (1,010)
                                                     -------------   -------------  -------------  -------------
                                                            29,390          29,246         29,342         29,017
                                                     =============   =============  =============  =============
Diluted:
   Shares outstanding beginning of period..........         30,072          28,860         30,072         28,860
   Incremental shares applicable to Stock
     Warrants/Stock Options and Restricted Stock...             73             357             66            357
   Acquisition of Fickes and Stone
     Knightsbridge Interests.......................            173             347            173            347
   Redemption of Series C Preferred Stock..........             --             692             --            463
   TREASURY SHARES.................................           (928)         (1,010)          (969)        (1,010)
                                                     -------------   -------------  -------------  -------------
                                                            29,390          29,246         29,342         29,017
                                                     =============   =============  =============  =============