Form 10-K/A
period 1998-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 2000-03-20
CIK 890449

------------------------------------------------------------------------------


                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                       FORM 10-K/A
                                     Amendment No. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 1998

                              Commission File Number 1-11422

                              PENNCORP FINANCIAL GROUP, INC.
                  (Exact name of Registrant as specified in its charter)

               Delaware                               13-3543540
    (State or other jurisdiction of
    incorporation or organization          (I.R.S. employer identification no.)

c/o Southwestern Financial Services Corporation          75201
       717 North Harwood Street                       (Zip code)
             Dallas, Texas
(Address of principal executive offices)

            Registrant's telephone number, including area code: (214) 954-7111

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
           Title of Each Class                          on Which Registered
--------------------------------------------------   --------------------------
      Common Stock, $.01 par value                     New York Stock Exchange
--------------------------------------------------   --------------------------
$3.375 Convertible Preferred Stock, $.01 par value     New York Stock Exchange
--------------------------------------------------   --------------------------

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

------------------------------------------------------------------------------

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                          Page

PART I

      Item 1.  Business                                                      3
      Item 2.  Properties                                                   22
      Item 3.  Legal Proceedings                                            22
      Item 4.  Submission of Matters to a Vote of Security Holders          23

PART II

      Item 5.  Market for the Registrant' Common Equity and Related
               Shareholder Matters                                          24
      Item 6.  Selected Consolidated Financial Data                         25
      Item 7.  Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                          26
      Item 7A. Quantitative  and Qualitative  Disclosures  about
               Market Risk Exposures of Financial Instruments
               for the Retained Businesses                                  46
      Item 8.  Financial Statements and Supplementary Data                  51
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         120

PART III

      Item 10  Directors and Executive Officers of the Registrant          120
      Item 11  Executive Compensation                                      120
      Item 12  Security Ownership of Certain Beneficial Owners and
               Management                                                  120
      Item 13  Certain Relationships and Related Transactions              120

PART IV

      Item 14  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                    121

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

      Also on December 31, 1998, the Company signed a definitive agreement to sell Professional Insurance Company ("Professional"). Professional, which previously was included in the Payroll Sales Division, provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer- sponsored payroll deduction programs. Pursuant to the purchase and sale agreement, Professional will be sold to GE Financial Assurance Holdings, Inc. ("GEFAH") for $47.5 million in cash. The purchase price is subject to adjustment based on Professional's capital and surplus at the closing date. In addition, GEFAH will pay interest on the purchase price from December 31, 1998 to the date of closing. The Company currently estimates receiving net cash proceeds for the Professional sale of approximately $40.0 million to $41.5 million.

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

      The following table presents the historical percentages of consolidated insurance operations revenues derived from these product types:

                                              PERCENTAGE OF CONSOLIDATED
                                                 INSURANCE OPERATIONS
                                             REVENUES FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                          -----------------------------------
                                                                   Pro forma
   INSURANCE PRODUCT TYPE                  1996     1997     1998    1998(1)
   ----------------------                 -----    -----    -----  ----------
   Fixed benefit.........................  34.1%    29.8%    30.4%     3.9%
   Life..................................  46.2     43.1     48.7     79.7
   Accumulation..........................  19.7     27.1     20.9     16.4
     Total............................... 100.0%   100.0%   100.0%   100.0%
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

      The amount of annualized premium in force and policy activity by type of business for the past three years is as follows:

                                              ANNUALIZED PREMIUM IN FORCE
                                                  AS OF DECEMBER 31,
                                          -------------------------------------
                                                   ($ in thousands)
                                                                       Pro forma
   INSURANCE PRODUCT TYPE                   1996      1997      1998    1998(1)
   ----------------------                 --------  --------  -------- ---------

   Fixed benefit......................... $194,475  $184,214  $209,495  $ 13,966
   Life(2)...............................  217,538   219,180   496,712   355,089
     Total............................... $412,013  $403,394  $706,207  $369,055
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

      As of December 31, 1998, the guaranteed minimum crediting rates of the Company's deferred annuity products for the Retained Businesses were as follows:

                  Guaranteed Minimum            Funds Under
                   Crediting Rate               Management
                  ------------------          ---------------
                                              ($ in millions)

                  3.00%......................   $    49.5
                  3.50%......................         2.4
                  4.00%......................       467.2
                  4.50%......................        88.2
                  5.00%......................          --
                  6.00%......................        20.5
                    No guaranteed minimum....         6.6
                                                ---------
                                                $   634.4
                                                =========

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

      The accident and sickness policies also may be purchased with riders providing for fixed single payments that vary in amount generally for various surgical and diagnostic procedures. The Company's practice is to sell riders that do not provide benefit payments in excess of $5,000. If the covered procedure is performed on an out-patient basis, the insured receives one- half of the scheduled payment.

      Historically, most of the Company's sales of fixed benefit products are produced by Businesses Held for Sale. Total sales of fixed benefit products by the Retained Businesses were approximately $3.7 million, $3.8 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      During 1998, Southwestern Life began marketing long-term care products which are marketed to retirees, older self- employed individuals and other persons in middle income levels. The Company believes that the market for long-term care insurance products is attractive because of the general aging of the United States population and the lack of savings resources to cover prolonged illnesses or convalescent care. As of December 31, 1998, there were 701 long-term care policies in force representing $1.0 million in annualized premiums and $.3 million in reserves. Total sales of long-term care products by Southwestern Life during 1998 were approximately $1.0 million.

      The following table provides  certain  information with respect to various
categories  of  insurance   business  in  force  for  the  Company's   insurance
subsidiaries:

                                                1996                          1997                         1998
                                    ---------------------------   ---------------------------   ---------------------------
                                    Fixed               Accum-    Fixed               Accum-    Fixed               Accum-
                                    Benefit     Life    ulation   Benefit     Life    ulation   Benefit     Life    ulation
                                    --------  --------  -------   --------  --------  -------   --------  --------  -------
Policies in force - January 1.....   733,893   562,620   34,854    698,072   558,697   90,265    654,936   506,913   69,769
  New issues......................    81,547    54,157    4,834     84,286    62,449    5,012     89,218    72,080    8,715
  Business acquired, net..........    15,664    67,731   64,210         --        --       --    112,098   301,537   35,511
  Policies terminated.............  (133,032) (125,811) (13,633)  (127,422) (114,233) (25,508)  (159,234) (100,598) (27,383)
                                    --------  --------  -------   --------  --------  -------   --------  --------  -------
  Policies in force - December 31.   698,072   558,697   90,265    654,936   506,913   69,769    697,018   779,932   86,612
                                    ========  ========  =======   ========  ========  =======   ========  ========  =======

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

                  Businesses Held for Sale Direct Premium Collected
                  -------------------------------------------------
                  Jurisdiction              Amount       Percentage
                  ------------              ------       ----------
                                        ($ in thousands)

                  Canada...............   $ 60,094         11.7%
                  Texas................     43,178          8.4
                  Indiana..............     38,434          7.5
                  Florida..............     38,328          7.5
                  Louisiana............     36,905          7.2
                  Georgia..............     27,875          5.4
                  Ohio.................     25,273          4.9
                  California...........     24,051          4.7
                  Wisconsin............     21,628          4.2
                  Pennsylvania.........     16,848          3.3
                  Missouri.............     16,628          3.2
                  North Carolina.......     16,017          3.1
                  Oklahoma.............     13,411          2.6
                  Virginia.............     12,346          2.4
                  Illinois.............     12,051          2.4
                                          --------        -----
                    Subtotal...........    403,067         78.5
                  All Others...........    110,226         21.5
                                          --------        -----
                    Total..............   $513,293        100.0%
                                          ========        =====

                    Retained Businesses Direct Premium Collected
                  -------------------------------------------------
                  Jurisdiction              Amount       Percentage
                  ------------              ------       ----------
                                        ($ in thousands)

                  Texas................   $ 58,512         20.2%
                  North Carolina.......     34,829         12.0
                  Georgia..............     26,095          9.0
                  California...........     19,408          6.7
                  Florida..............     13,702          4.7
                  Virginia.............     11,991          4.1
                                          --------        -----
                    Subtotal...........    164,537         56.7
                  All Others...........    125,489         43.3
                                          --------        -----
                    Total..............   $290,026        100.0%
                                          ========        =====

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

                                                                                         Pro forma
   FINANCIAL SERVICES DIVISION                            1996       1997       1998       1998
   ---------------------------                          --------   --------   --------    -------
                                                                    ($ in thousands)
   Agents under contract..............................     9,164      7,730     19,254     16,607
   Number of agents annually producing new business...     2,842      2,206      4,894      4,353
   Submitted annualized new business premiums.........  $118,528   $139,483   $160,258    $72,465
   Annualized new business premium per agent            $   41.7   $   63.2   $   32.7    $  16.6

      The revenue earned by the Financial Services Division by product type is shown below:

                                                                                         Pro forma
   INSURANCE PRODUCT TYPE                                 1996       1997       1998       1998
   ----------------------                               --------   --------   --------    -------
                                                                     ($ in millions)
   Life.............................................     $143.7     $127.9     $249.3     $239.6
   Accumulation.....................................      102.2      166.9      167.8       65.7
   Fixed benefit....................................        5.3        0.3        2.7        2.4
     Total..........................................     $251.2     $295.1     $419.8     $307.7

      The percentage of the Financial Services Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                                         Pro forma
   INSURANCE PRODUCT TYPE                                 1996       1997       1998       1998
   ----------------------                               --------   --------   --------    -------

   Life............................................        55.1%     46.3%      60.2%       69.1%
   Accumulation....................................        91.9      95.0       94.2        92.0
   Fixed benefit...................................         2.8       0.2        1.0        14.3
     Total division revenue to the Company's
      total insurance operations revenue...........        44.5      45.9       49.5        70.7

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

      The following tables set forth information regarding the Payroll Sales Division. Professional is excluded on a pro forma basis for 1998 as it is included in Businesses Held for Sale:

                                                                   Pro forma
   PAYROLL SALES DIVISION                  1996     1997     1998     1998
   ----------------------                -------  -------  -------  -------
                                                   ($ in thousands)
   Agents under contract...............    7,539    6,784    6,941    3,638
   Number of agents annually producing
     new business......................    2,750    2,955    1,926      783
   Submitted annualized new business
     premiums..........................  $39,069  $42,527  $44,100  $26,944
   Annualized new business premium per
     agent.............................  $  14.2   $ 14.4   $ 22.9   $ 34.4

      The revenue earned by the Payroll Sales Division by product type is shown below:

                                                                    Pro forma
   INSURANCE PRODUCT TYPE                  1996     1997     1998     1998
   ----------------------                -------  -------  -------  -------
                                                    ($ in millions)

   Life................................   $ 84.1   $116.4   $112.6   $107.0
   Fixed benefit.......................     39.5     48.9     48.0     14.6
   Accumulation........................      8.0      7.2      5.9      5.7
                                         -------  -------  -------  -------
     Total.............................   $131.6   $172.5   $166.5   $127.3
                                         =======  =======  =======  =======

      The percentage of the Payroll Sales Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                   Pro forma
   INSURANCE PRODUCT TYPE                  1996     1997     1998     1998
   ----------------------                -------  -------  -------  -------

   Life..................................  32.3%    42.2%    27.2%    30.9%
   Fixed benefit.........................  20.5     25.5     18.6     85.7
   Accumulation..........................   7.2      4.1      3.3      8.0
     Total division revenue to the
       Company's total insurance
       operations revenue................  23.3     26.8     19.5     29.3

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

      The  following  tables set forth  information  regarding  the Career Sales
Division:

                                                      1996      1997     1998
                                                    --------  -------  -------
                                                            ($ in thousands)
   ACCIDENT & HEALTH
     Agents under contract.........................    1,644    1,400    4,173
     Weekly average agents producing new business..      618      581      491
     Submitted annualized new business premiums....  $40,433  $41,224  $46,770
     Annualized new business premium per agent.....  $  65.4  $  71.0  $  95.3

   INDIVIDUAL LIFE
     Agents under contract.........................      197      182      119
     Weekly average agents producing new business..       91       78       41
     Submitted annualized new business premiums....   $8,224   $7,006   $3,706
     Annualized new business premium per agent.....   $ 90.4   $ 89.8   $ 90.4

   TOTAL ALL CAREER SALES DIVISIONS
     Agents under contract.........................    1,841    1,582    4,292
     Weekly average agents producing new business..      709      659      532
     Submitted annualized new business premiums....  $48,657  $48,230  $50,476
     Annualized new business premium per agent.....  $  68.6  $  73.2  $  94.9

      The revenue earned by the career sales distribution system by product type is shown below:

   INSURANCE PRODUCT TYPE                           1996     1997     1998
   ----------------------                          ------   ------   ------
                                                        ($ in millions)

   Fixed benefit................................   $148.1   $142.3   $207.3
   Life.........................................     32.8     31.6     52.0
   Accumulation.................................      1.0      1.6      4.4
                                                   ------   ------   ------
     Total......................................   $181.9   $175.5   $263.7
                                                   ======   ======   ======

      The percentage of Career Sales Division revenue to the Company's total insurance operations revenue by product type is shown below:

   INSURANCE PRODUCT TYPE                           1996     1997     1998
   ----------------------                          ------   ------   ------

   Fixed benefit................................    76.8%    74.3%    80.4%
   Life.........................................    12.6     11.5     12.6
   Accumulation.................................     0.9      0.9      2.5
     Total division revenue to the Company's
      total insurance operations revenue........    32.2     27.3     31.0

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

INVESTMENT PORTFOLIO

      The Company's investment portfolio (including total invested assets and cash and cash equivalents), which as of December 31, 1998 excludes invested assets of its Businesses Held for Sale, is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk and matching the anticipated maturities of investments to the Company's liabilities. To achieve these objectives, the portfolio consists primarily of United States and Canadian government and investment-grade fixed maturity securities, which accounted for approximately 84.1% of the Company's total invested assets at December 31, 1998. The Company believes that the nature of its fixed benefit products, which have minimal inflation risk, and its life products, which limit the early accumulation of cash values, permit it to utilize this conservative investment strategy.

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

      The following table summarizes the Company's investments (excluding investments of Businesses Held for Sale) as of December 31, 1998:

                                                                               Percent of
                                                                                 Total
                                      Amortized       Fair        Carrying     Carrying
                                        Cost        Value(1)       Value         Value
                                     ----------    ----------    ----------    ----------
                                                    ($ in thousands)
      Fixed maturities available
         for sale:

      U.S. Government and agency
         bonds.......................$  189,766    $  202,700    $  202,700        6.8%
      Debt securities issued or
        guaranteed by foreign
        governments(2)..............     25,701        27,178        27,178        1.0
      Municipal bonds...............     45,271        42,127        42,127        1.4
      Corporate bonds...............  1,099,513     1,129,023     1,129,023       38.2
      Mortgage-backed bonds.........  1,164,739     1,188,686     1,188,686       40.2
                                     ----------    ----------    ----------      -----
        Total fixed maturity
         securities available for
         sale.......................  2,524,990     2,589,714     2,589,714       87.6
      Equity securities available
         for sale...................      2,008         2,035         2,035        0.1
      Commercial mortgages..........     36,382        38,865        36,382        1.3
      Residential mortgages.........        500           500           500        --
      Real estate...................     15,904         8,644         8,644        0.3
      Policy loans..................    207,490       207,490       207,490        7.0
      Other investments.............     17,480        18,762        18,762        0.6
                                     ----------    ----------    ----------      -----
        Total invested assets.......  2,804,754     2,866,010     2,863,527       96.9%
      Cash and cash equivalents.....     92,727        92,727        92,727        3.1
                                     ----------    ----------    ----------      -----
        Total investment portfolio.. $2,897,481    $2,958,737    $2,956,254      100.0%
                                     ==========    ==========    ==========      =====

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

      The table set forth below indicates the composition of the Company's fixed maturity portfolio (excluding Businesses Held for Sale) by rating as of December 31, 1998:

                                                               Percent of
                                                     Total        Total
                                                   Carrying     Carrying
              Rating                                Value         Value
              ------                              ----------   ----------
                                                      ($ in thousands)

              AAA(1)............................  $1,264,089      48.8%
              AA................................     137,090       5.3
              A.................................     548,493      21.2
              BBB...............................     458,551      17.7
                                                  ----------     -----
               Total investment grade...........   2,408,223      93.0
                                                  ----------     -----
              BB................................     103,508       4.0
              B or below........................      59,744       2.3
                                                  ----------     -----
               Total below-investment grade.....     163,252       6.3
                                                  ----------     -----

              Nonrated..........................      18,239       0.7
                                                  ----------     -----
               Total fixed maturities...........  $2,589,714     100.0%
                                                  ==========     =====
         --------------
         (1)  Includes   approximately  $202.7  million  of  United  States
              government and agency bonds and  approximately  $27.2 million of
              Canadian  provincial   government  bonds  and  bonds  issued  or
              guaranteed by the Canadian federal government (in U.S. dollars).

      The following table reflects investment results for the Company for each of the periods indicated. The pro forma amounts for 1998 exclude the Businesses Held for Sale.

                                                FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------
                                                                             Pro forma
                                            1996        1997        1998        1998
                                         ----------  ----------  ----------  ----------
                                                  ($ in thousands)
   End of period total investment
     portfolio(1)......................  $3,673,504  $3,339,979  $4,930,535  $2,956,254
   Net investment income(2)............     210,734     273,237     369,052     215,909
   Net realized investment gains(3)....       1,257      17,487      14,068       4,956
   Average annual yield................         7.5%        7.6%        7.2%        7.0%

     --------------
(1) Consists of total investment portfolio, less amounts due to brokers for securities committed to be purchased at end of period. For 1998, invested assets of Businesses Held for Sale have been included in end of period total invested assets. In the pro forma 1998, net investment income and realized investment gains of Businesses Held for Sale have been excluded.
(2) Net investment income is net of investment expenses, excludes capital gains or losses and is before income taxes.
(3) Amounts shown above are before income taxes, and include provisions for impairments in value which are considered to be other than temporary.

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

      The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525.4 million and $504.6 million as of December 31, 1998 and 1997, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by approximately $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation.

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

RATINGS

      A.M. Best Company ("A.M. Best") assigns fifteen letter ratings to insurance companies, with the highest being "A++ (Superior)." A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors, such as holders of the Common Stock. All of the Company's life insurance subsidiaries, except Peninsular and Marquette, carry a "B+ (Very Good)" rating from A. M. Best. A "B+ (Very Good)" rating is the sixth highest letter rating. These ratings reflect a downgrade during 1998 from A- (two letter ratings) for United Life and AA Life, and from B++ (one letter rating) for Southwestern Life, Security Life, OLIC, Professional, PLIC, Union Bankers and Constitution. A.M. Best also has a "Not Assigned" category, which contains nine classifications for companies not assigned or not eligible for an A.M. Best rating. The A.M. Best rating for Peninsular is "NA-9," which is a "no rating at the company's request." This classification was requested by the prior owner of Peninsular. The Company does not intend to seek a letter rating at this time for Peninsular from A.M. Best as Peninsular is not currently a direct writer of insurance products. The A.M. Best rating for Marquette is "NA- 3," which is "inapplicable" as the Company is not currently a direct writer of insurance products and has limited activity. The purchase and sale contract for the Career Sales Division requires PLIC, Union Bankers and Constitution to maintain or be assured of an A.M. Best rating of at least B+ as of the closing date.

EMPLOYEES

      At December 31, 1998, the Company had 1,247 full time employees. None of the Company's employees were represented by any union.

Item 2.Properties

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

Item 3.Legal Proceedings

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

Item 4.Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5.Market for the Registrant's Common Equity and Related Shareholder Matters

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

      The price history as provided by NYSE and dividends for the years ended December 31, 1998 and 1997, are presented below:

                                                SALES PRICE      DIVIDEND
         FOR THE YEAR ENDED DECEMBER 31, 1998   HIGH      LOW    DECLARED
         ------------------------------------  ------   ------   --------
         Fourth quarter......................  $2.250   $0.500     $ --
         Third quarter.......................  20.750    1.750       --
         Second quarter......................  28.688   20.125     0.05
         First quarter.......................  35.938   27.813     0.05

                                                 SALES PRICE      DIVIDEND
         FOR THE YEAR ENDED DECEMBER 31, 1997    HIGH     LOW     DECLARED
         ------------------------------------  -------  -------   --------
         Fourth quarter......................  $35.875  $30.188    $0.05
         Third quarter.......................   40.375   29.500     0.05
         Second quarter......................   38.500   30.125     0.05
         First quarter.......................   39.000   32.000     0.05

                 (Remainder of Page Intentionally Left Blank)

Item 6.Selected Consolidated Financial Data


For the years ended December 31,             1998         1997        1996        1995        1994
                                          ----------    --------    --------    --------    --------
                                                    (In thousands, except per share amounts)
Revenues:
   Policy revenues................         $  459,158    $345,566    $348,090    $301,889    $244,422
  Net investment income..........            369,052     273,237     210,734     102,291      51,850
  Other income(1)................             37,717      46,476      43,703      21,794       1,056
  Net gains (losses) from the sale
    of investments...............             14,068      17,487       1,257       3,770      (3,556)
                                          ----------    --------    --------    --------    --------
     Total revenues..............            879,995     682,766     603,784     429,744     293,772
                                          ----------    --------    --------    --------    --------
Benefits and expenses:
  Claims incurred................            308,432     202,472     188,727     141,876     112,650
  Change in liability for future
    policy benefits and other
    policy benefits..............            233,330     121,817      83,184      20,047      (9,329)
  Insurance and other operating
    expenses.....................            376,941     264,607     181,678     164,126     111,524
  Interest and amortization of
    deferred debt issuance costs.             42,960      23,355      18,579      19,520      18,274
  Impairment provision associated
     with assets of Businesses
     Held for Sale...............            342,960          --          --          --          --
                                          ----------    --------    --------    --------    --------
     Total benefits and expenses.          1,304,623     612,251     472,168     345,569     233,119
                                          ----------    --------    --------    --------    --------
Income (loss) before income taxes
  and extraordinary charge.......           (424,628)     70,515     131,616      84,175      60,653
  Income taxes (benefits)........             (3,369)     20,375      40,957      27,829      22,163
                                          ----------    --------    --------    --------    --------
Income (loss) before extraordinary
  charge.........................           (421,259)     50,140      90,659      56,346      38,490
  Extraordinary charge, net of
    income taxes.................             (1,671)         --      (2,372)         --          --
                                          ----------    --------    --------    --------    --------
Net Income (loss)................           (422,930)     50,140      88,287      56,346      38,490
  Preferred stock dividend
    requirements.................             18,273      19,533      14,646       6,540       1,151
                                          ----------    --------    --------    --------    --------
Net income (loss) applicable to
    common stock.................         $ (441,203)   $ 30,607    $ 73,641    $ 49,806    $ 37,339
                                          ==========    ========    ========    ========    ========

(1) Includes $19.0 million, $21.0 million and $4.7 million of equity in earnings of unconsolidated affiliates for the years ended 1997, 1996 and 1995, respectively.

Per Share Information:
Basic:
  Net income (loss) applicable to
    common stock.................         $   (15.23)   $     1.09    $     2.70    $     2.26    $     1.95
  Common shares used in computing
    basic earnings per share.....             29,091        28,016        27,208        22,048        19,112

Diluted:
  Net income (loss) applicable to
    common stock.................             (15.23)   $     1.07     $    2.42     $    2.12    $     1.88
  Common shares used in computing
    diluted earnings per share...              29,091       28,645        35,273        25,216        19,851
Cash dividends declared..........          $     0.10   $     0.20     $    0.20     $    0.06    $     0.04

As of December 31,
Assets:
Investments and cash.............         $2,956,254    $3,340,114    $3,694,609    $2,288,979    $  822,778
Insurance assets.................            347,728       617,318       639,798       499,668       342,547
Other assets.....................            305,615       766,703       474,916       354,271       144,244
Assets of Businesses Held for Sale         2,421,804           --            --            --            --
                                          ----------    ----------    ----------    ----------    ----------
  Total assets...................         $6,031,401    $4,724,135    $4,809,323    $3,142,918    $1,309,569
                                          ==========    ==========    ==========    ==========    ==========
Liabilities and shareholders' equity:
Insurance liabilities............         $2,867,038    $3,289,925    $3,566,455    $2,221,161    $  788,223
Notes payable....................            550,923       359,755       210,325       307,271       229,041
Other liabilities................            110,945       194,352       170,302       125,351        58,903
Liabilities of Businesses Held for
  Sale...........................          2,066,554           --            --            --           --
Redeemable preferred stock.......                --         19,867        32,864        30,007        37,256
Shareholders' equity.............            435,941       860,236       829,377       459,128       196,146
                                          ----------    ----------    ----------    ----------    ----------
  Total liabilities and shareholders'
    equity.......................         $6,031,401    $4,724,135    $4,809,323    $3,142,918    $1,309,569
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

      Restructuring and Other Costs. The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during the fourth quarter of 1998, the first quarter of 1998 and 1997. The restructuring was necessary as a result of the tremendous growth of the Company and the resulting diversification of the underlying businesses.

4th Quarter 1998 Plan

      The Company recorded in the fourth quarter of 1998 restructuring costs aggregating approximately $9.3 million as a result of the decision to consolidate or merge substantially all of the Company's corporate functions into the Dallas infrastructure.

      The following reflects the impact of activity for the year ended December 31, 1998 on the restructuring accrual balances under the 4th Quarter 1998 Plan (in thousands):

                                                    1998 Activities
                                                ----------------------
                                                Paid or
                                                Charged                   1998
                                       1998     Against                  Ending
                                     Provision  Liability  Adjustments   Balance
                                     ---------  ---------  -----------   -------

  Severance and related benefits... $ 6,259 $ (3,985) $ -- $ 2,274 Estimated holding costs of
    vacated facilities.............     2,954      (2,954)        --         --
  Estimated contract terminations
    costs..........................        61         (29)        --         32
                                     ---------  ---------  -----------   -------
                                     $  9,274   $  (6,968) $      --     $ 2,306
                                     =========  =========  ===========   =======

      The fourth quarter 1998 plan provided for the termination of 43 employees including substantially all of the executive and administrative employees in the Company's Bethesda and New York offices, based on the decision to shut down the Bethesda and New York offices by May 31, 1999. It is anticipated that all severance will be paid by September 30, 1999 with the exception of one former executive officer whose severance will be paid monthly through December 2003. The Company had incurred costs of $4.0 million which were charged against the accrual during 1998 for terminated employees.

      The fourth quarter 1998 plan recognized abandoned leasehold improvement costs in connection with the Company's plan to shut down the New York offices. The Company expensed $3.0 million principally as a result of abandoning the New York leased property.

      The fourth quarter 1998 restructuring plan is expected to result in corporate operating expense reductions and cash savings of approximately $4.2 million annually.

1st Quarter 1998 Plan

      On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interest. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11.8 million for the year ended December 31, 1998, associated with the divisional restructuring.

      The following reflects the impact of activity for the year ended December 31, 1998 on the restructuring accrual balances under the 1st Quarter 1998 Plan (in thousands):

                                                    1998 Activities
                                                ----------------------
                                                Paid or
                                                Charged                   1998
                                       1998     Against                  Ending
                                     Provision  Liability  Adjustments   Balance
                                     ---------  ---------  -----------   -------
  Severance and related benefits... $ 3,831 $ (4,417) $ 1,205 $ 619 Estimated holding costs of
    vacated facilities.............      2,205         --           --     2,205
  Write-off of certain fixed assets      1,131       (831)        (300)       --
  Estimated contract terminations
    costs..........................      4,600     (3,247)      (1,353)       --
                                     ---------  ---------  -----------   -------
                                     $  11,767  $  (8,495) $      (448)  $ 2,824
                                     =========  =========  ===========   =======

      Approximately 120 and 39 people, respectively, were estimated to be terminated, as a result of the decision to transfer all operations of Union Bankers to Raleigh and transfer operations of United Life from Baton Rouge to Dallas. In addition, the Company also restructured the operations in Raleigh. Certain employees in the areas of customer services, information technology, actuarial, legal, human resources and other policyholder service areas, totaling 54 people were considered for termination under the Raleigh portion of the restructuring plan. The Company recognized severance costs totaling $3.8 million. The Company charged $4.4 million against the severance accrual during 1998 as the result of termination payments. In addition, during 1998 the Company increased the severance accrual by $1.6 million as a result of the decision to terminate all 54 of Security Life's remaining Raleigh employees. This increase was partially offset in the amount of $405,000, due to the Company paying less severance costs as a result of natural attrition and other factors such as inter-company transfers of employees.

      The first quarter 1998 restructuring plan provided for vacating certain Dallas office space. In connection with the plan, the Company recorded estimated holding costs of vacated facilities of $2.2 million which represented the net present value of the rent on the office space to be vacated net of the estimated sublease rent to be received.

      The first quarter 1998 plan also recognized impairment of certain furniture, fixture and data processing equipment totaling $1.1 million which had been utilized in the office space to be vacated. The Company charged $831,000 of such assets against the accrual during 1998.

      As part of the first quarter 1998 restructuring plan, the Company terminated an information technology outsourcing agreement. The original contract termination fee was $4.6 million. As a result of an amendment to the termination agreement, the Company exited the agreement for a payment of $3.2 million and the remaining accrual was adjusted during 1998.

1997 Plan

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

      The following reflects the impact of activity for the years ended December 31, 1997 and 1998 on the restructuring accrual balances under the 1997 plan (in thousands):

                                            1997 Activities                     1998 Activities
                                        -----------------------             -----------------------
                                         Paid or                             Paid or
                                         Charged                   1997      Charged                   1998
                               1997      Against                  Ending     Against                  Ending
                            Provision   Liability   Adjustments   Balance   Liability   Adjustments   Balance
                            ---------   ---------   -----------   -------   ---------   -----------   -------
Severance and related
  benefits..............    $   5,355   $  (2,411)  $    (1,008)  $ 1,936   $      --   $    (1,936)  $    --
Estimated holding costs of
  vacated facilities....        6,166      (1,916)           --     4,250        (841)       (3,409)       --
Write-off of certain
  fixed assets..........        1,526        (332)         (847)      347          --          (347)       --
Estimated contract
  termination costs.....           24          --            --        24          --           (24)       --
Investment in foreign
  operations............        6,000      (5,555)         (445)       --          --             --       --
                            ---------   ---------   -----------   -------   ---------   -----------   -------
                            $  19,071   $ (10,214)  $    (2,300)  $ 6,557   $    (841)  $    (5,716)  $    --
                            =========   =========   ===========   =======   =========   ===========   =======

      The 1997 plan provided for the termination of approximately 269 employees in the Company's Raleigh offices and certain foreign operations and substantially all of the employees of the Company's Waco operations, totaling
114. The 1997 plan anticipated a significant consolidation of operations into an affiliate's Dallas offices over a twelve month period. As of December 31, 1997, the Company had charged $2.4 million against the accrual for severance and related benefits. The Company adjusted the remaining severance accrual by $1.0 million during 1997 due to natural attrition thus reducing the level of severance required coupled with the decision to retain certain employees indefinitely. As of December 31, 1997, the severance accrual was $1.9 million which was adjusted during 1998 as a result of the decision not to merge the Company's Waco operations into Dallas.

      The plan also provided for vacating of certain leased facilities and abandoning certain Company owned real estate. The Company accrued $6.2 million for holding and abandonment costs associated with these facilities. During 1997, the Company charged $1.9 million to such accrued lease costs. During 1998, the Company further charged $841,000 to the accrued costs. As of December 31, 1998, the remaining accrual was no longer necessary as a result of the decision to retain the Waco operating platform.

      In addition, the 1997 plan recognized the impairment of certain furniture, fixture and data processing equipment of $1.5 million as a result of the decision to abandon certain Company owned and leased facilities. During 1998 and 1997, the Company charged off furniture, fixtures and data processing equipment totaling $-- and $332,000, respectively, and adjusted the original impairment provision by $347,000 and $847,000, respectively.

      Contract termination costs provided in the 1997 plan were adjusted to zero during 1998 as a result of the ultimate settlement of certain contracts without penalty.

      Restructuring charges in the 1997 plan also included a $6.0 million provision for the write-off of the Company's investment in certain foreign operations, principally Argentina. In 1997, the Company disposed of the foreign operations at a cost of $5.6 million and the balance of $449,000 was adjusted to zero.

Other Costs

      The Company incurred approximately $6.3 million and $4.7 million of pre-tax incremental costs ("period costs") associated with the corporate restructuring for the years ended December 31, 1998 and 1997, respectively. Such costs are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) as underwriting and other administrative expenses.

      On August 30, 1997, the merger agreement between Washington National Corporation ("Washington National") and the Company terminated. The Company incurred legal, accounting and financial advisory fees associated with the merger. In addition, the Company had began to provide certain resources to Washington National including personnel to perform policy administration and claims processing function on Washington National's behalf. The aggregate advisory and administrative costs incurred by the Company during 1997 were $7.6 million.

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

      The following table shows the cash sources and uses of the parent company on a projected basis for 1999 and on an actual basis for the years ended December 31, 1998, 1997 and 1996:

                                                    Year ended December 31,
                                       --------------------------------------------------
                                       Projected
                                          1999         1998         1997          1996
                                       ---------     ---------    ---------     ---------
                                                       ($ in thousands)
  Cash sources:
   Cash from subsidiaries..........    $ 283,670     $  73,521    $  34,839     $ 143,244
   Other investment income.........           --         2,865        3,547         2,428
   Sale of equity securities.......           --        30,500           --            --
   Issuance of preferred and common
     stock.........................           --             3           --       294,607
   Additional borrowings...........           --       203,000      250,000       230,000
   Other, net......................        5,630         1,303        3,243         2,705
                                       ---------     ---------    ---------     ---------
        Total sources..............      289,300       311,192      291,629       672,984
                                       ---------     ---------    ---------     ---------

  Cash uses:
   Acquisition of businesses.......           --        73,858           --            --
   Interest paid on debt...........       39,727        37,849       20,946        16,921
   Operating expenses, including
     restructuring charges.........       19,882        36,217       24,362         1,136
   Purchase of treasury shares.....           --            --       28,760            --
   Reduction of notes payable......      237,000       126,015      100,000       273,353
   Capital contributions to
     subsidiaries..................        1,500         7,853       14,889       208,708
   Purchase of equity securities...           --         5,000       20,000            --
   Purchase of SW Financial note...           --            --       40,000            --
   Issuance of surplus note to
     subsidiary....................           --            --           --       155,000
   Redemption of preferred stock...           --            --       14,705            --
   Dividends on preferred and common
     stock.........................           --        16,210       23,460        17,480
   Other, net......................        1,550            --        2,142            --
                                       ---------     ---------    ---------     ---------
        Total uses.................      299,659       303,002      289,264       672,598
                                       ---------     ---------    ---------     ---------

  Increase (decrease) in cash and
     short-term investments........      (10,359)        8,190        2,365           386
  Cash and short-term investments
     at beginning of year..........       12,654         4,464        2,099         1,713
                                       ---------     ---------    ---------     ---------
  Cash and short-term investments
     at end of year................    $   2,295     $  12,654    $   4,464     $   2,099
                                       =========     =========    =========     =========

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

      The Company's ability to receive principal and interest payments above $25.2 million under the surplus notes is contingent upon the Company's ability to consummate each of the sales transactions of the Businesses Held for Sale currently under contract. The Company has currently estimated net cash proceeds after required debt reduction under the Company's Bank Credit Facility of $21.1 million. Such liquidity is necessary for the Company to fund interest payments under the Bank Credit Facility and the notes and to fund operating expenses of the Company. Though the Company has the obligation to consummate the sales of the Businesses Held for Sale and to prepay the loans to certain covenanted levels, the Company may not have the requisite ability to effectuate the sale as a result of the restrictive covenants contained in the Amended Bank Credit Facility. The accessibility of the cash proceeds of the Businesses Held for Sale are the subject of regulatory approval. While certain regulatory filings with respect to the sale of the Businesses Held for Sale have been made, not all filings have been so made and the final structure by which such proceeds will be upstreamed to the Company have not yet been finalized. The Amended Credit Agreement provides that the Company and its subsidiaries are limited from entering into certain mergers, consolidations, amalgamations, liquidations, winding up or dissolutions, incurring certain indebtedness and liabilities, making disposition, prepaying certain indebtedness, declaring dividends, or issuing, redeeming, purchasing, retiring, exchanging or converting capital securities, in each case with very limited or scheduled exceptions. While the Company believes it has scheduled or otherwise provided for a great majority of the possible combinations it will take to effectively upstream the cash proceeds of the sales of the Businesses Held for Sale, it is not possible to foresee all combinations. Accordingly, the mechanism to upstream to the Company the necessary cash to pay the covenanted prepayment under the Amended Credit
Agreement may be subject to the approval of the majority banks which, if not given, would result in an event of default under the Amended Bank Credit Agreement. With the consummation of the March 31, 1999 amendment, the Company and its subsidiaries were in compliance with all applicable covenants, as amended at December 31, 1998. Should the sale transactions not close within specified time periods, the Company may face difficulty in meeting its existing and estimated cash obligations and would be in default of certain covenants under the Bank Credit Facility.

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

      As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio to its fixed maturities available for sale portfolio as of April 1, 1997. During 1996, the Company sold one security in its held for investment portfolio aggregating $4.9 million as a result of a dramatic deterioration in its credit rating and realized a loss of $28,000.

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

RESULTS OF OPERATIONS

      For the years ended December 31, 1998, 1997 and 1996, the Company has prepared the following unaudited selected pro forma financial information for the Company's remaining operating divisions, the Financial Services Division (excluding the United Life Assets) and the Payroll Sales Division (excluding Professional) and Businesses Held for Sale (Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One). The pro forma financial information by operating division is defined as pre-tax income (loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income
(Loss)"). The Company considers operating income (loss) to reflect a division's "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting each of the Company's divisions. This information is used by the Company's principal decision makers to evaluate the performance of each division as it eliminates the impact of transactions that the Company considers to be unrelated to the core operating results of the divisions. Other companies that operate primarily in the life insurance industry may or may not use similar measures. In addition, the 1997 and 1996 unaudited selected pro forma financial information considers the impact of the: (i) acquisition of the SW Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof.

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

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                    Year ended December 31,
                                               --------------------------------
                                                  1998        1997      1996
                                               ---------   ---------  ---------
                                                         ($ in thousands)
[S]                                            [C]         [C]        [C]
  Financial Services Division:
   Operating income..........................  $  23,206   $  75,555  $  79,438
   Net investment gains......................      1,503       6,848      2,055
   Restructuring costs.......................     (3,803)         --         --
   Eliminate effects of including acquisition
     of the SW Financial Controlling  Interest
     and the Fickes and Stone Knightsbridge
     Interests as though each had occurred
     on January 1, 1996......................        --      (49,816)   (41,490)
                                               ---------   ---------  ---------
                                                  20,906      32,587     40,003
                                               ---------   ---------  ---------
  Payroll Sales Division:
   Operating income (loss)...................     (2,728)     23,960     22,796
   Net investment gains (losses).............        (36)      2,654       (176)
   Restructuring costs.......................         --          --         --
                                               ---------   ---------  ---------
                                                  (2,764)     26,614     22,620
                                               ---------   ---------  ---------
  Businesses Held for Sale:
   Operating income (loss)...................    (18,323)     45,371     89,879
   Net investment gains (losses).............      9,068       9,827     (1,690)
   Restructuring costs.......................     (2,643)         --         --
   Impairment valuation......................   (342,960)         --         --
   Eliminate effects of including acquisition
     of the SW Financial Controlling Interest
     and the Fickes and Stone Knightsbridge
     Interests as though each had occurred on
     January 1, 1996.........................         --      (7,717)   (23,755)
                                               ---------   ---------  ---------
                                                (354,858)     47,481     64,434
                                               ---------   ---------  ---------
  Corporate:
   Interest and amortization of deferred debt
     interest cost...........................    (42,960)    (38,653)   (36,130)
   Corporate expenses, eliminations and other    (40,054)    (23,842)      (267)
   Net investment gains......................      3,533           1          8
   Restructuring costs.......................     (8,431)    (16,771)        --
   Eliminate effects of including acquisition
     of the SW Financial Controlling Interest
     and the Fickes and Stone Knightsbridge
     Interests as though each had occurred on
     January 1, 1996.........................        --       24,126     19,911
                                               ---------   ---------  ---------
                                                 (87,912)    (55,139)   (16,478)
                                               ---------   ---------  ---------

  Income (loss) before income taxes and
    extraor$inary charge.....................  $(424,628)  $  51,543  $ 110,579
                                               =========   =========  =========

RETAINED BUSINESS--FINANCIAL SERVICES DIVISION

      The Financial Services Division includes the operations of Southwestern Life and Security Life. Southwestern Life and Security Life market life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southwestern and southeastern United States.

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                  Year ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               --------- ---------  ---------
                                                         ($ in thousands)
Revenues:
  Policy revenues............................  $ 129,242 $ 138,006  $ 138,957
  Net investment income......................    183,618   201,483    204,392
  Other income...............................      3,677     1,052     16,521
                                               --------- ---------  ---------
                                                 316,537   340,541    359,870
                                               --------- ---------  ---------
Benefits and expenses:
  Total policyholder benefits................    215,414   195,119    218,647
  Insurance related expenses.................     29,592    32,940     24,510
  Other operating expenses...................     48,325    36,927     37,275
                                               --------- ---------  ---------
                                                 293,331   264,986    280,432
                                               --------- ---------  ---------
   Pre-tax operating income..................  $  23,206 $  75,555  $  79,438
                                               ========= =========  =========

      Policy Revenues. Policy revenues include: (i) premiums received on traditional life products (ii) mortality and administrative fees earned on universal life insurance and annuities and (iii) surrender charges on terminated universal life and annuity products. In accordance with GAAP, premiums on universal life and annuity products are accounted for as deposits to insurance liabilities.

      Premiums, net of reinsurance, by major product line for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                           Year ended December 31,
                                                      ---------------------------------
                                                        1998         1997        1996
                                                      ---------    --------    --------
                                                            ($ in thousands)
  Life premiums collected:
   Universal life (first year)....................    $  18,459    $ 11,800    $ 10,538
   Universal life (renewal).......................       83,419      92,150      97,695
   Traditional life (first year)..................        7,821       4,333       3,876
   Traditional life (renewal).....................       34,636      36,646      33,899
                                                      ---------    --------    --------
     Life premiums collected, net of reinsurance..      144,335     144,929     146,008
                                                      ---------    --------    --------

  Annuity premiums collected:
   Traditional fixed (first year).................        9,205      24,761      16,098
   Traditional fixed (renewal)....................        1,947       2,718       3,099
                                                      ---------    --------    --------
     Annuity premiums collected, net of
       reinsurance................................       11,152      27,479      19,197
                                                      ---------    --------    --------

  Fixed benefit premiums collected:

   Long-term care premiums (all first year).......          455         --          --
   Accident and Health (all renewal)..............           12         300         249
                                                      ---------    --------    --------
     Fixed benefit premiums collected, net of
       reinsurance................................          467         300         249
                                                      ---------    --------    --------

  Premiums collected, net of reinsurance..........      155,954     172,708     165,454
  Less premiums on universal life and annuities
    which are recorded as additions to insurance
    liabilities and other premium adjustments.....     (113,662)    (129,393)  (122,298)
                                                      ---------    --------    --------
  Premiums on products with mortality or morbidity
    risk..........................................       42,292       43,315     43,156
  Fees and surrender charges on interest sensitive
    products......................................       86,950       94,691     95,801
                                                      ---------    --------    --------
  Policy revenues.................................     $129,242    $138,006    $138,957
                                                      =========    ========    ========

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

      Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the year ended December 31, 1998, 1997 and 1996:

                                                  Year ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               --------- ---------  ---------
                                                         ($ in thousands)

  Death benefits.............................  $  87,578 $  77,980  $  77,648
  Other insurance policy benefits and change
    in future policy benefits................    127,836   117,139    140,999
                                               --------- ---------  ---------
  Total policyholder benefits................  $ 215,414 $ 195,119  $ 218,647
                                               ========= =========  =========

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

      The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525.4 million and $504.6 million as of December 31, 1998 and 1997, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by approximately $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation.

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

      Insurance Related Expenses. For 1998, insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased to $29.6 million in 1998 from $32.9 million in 1997. Insurance related expenses increased $8.4 million in 1997 compared to 1996. Amortization of deferred policy acquisition costs increased $7.2 million in 1998 compared to 1997 and increased $4.8 million in 1997 compared with 1996. These increases principally reflect the growing block of policies in force, which have been sold subsequent to the Company's acquisitions of Security Life and Southwestern Life. Also included in the $7.2 million increase in amortization is approximately $3.2 million of 1998 deferred costs for Security Life which was written off as unrecoverable from future profits as a result of shifts in the mix of products sold during the year. Amortization of present value of future profits decreased $10.8 million to $12.9 million in 1998. This decrease resulted from unlocking assumptions of future interest rates, lapses, expenses and mortality which effect the estimated future profitability of certain interest sensitive life insurance products at Southwestern Life and from lower amortization associated with blocks of pre-purchase business. Amortization of present value of future profits increased $5.3 million in 1997 compared to 1996. This increase resulted from unlocking assumptions of future interest rates, lapses and mortality which effect the estimated future profitability of certain interest sensitive life insurance products of Security Life.

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

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                  Year ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               --------- ---------  ---------
                                                         ($ in thousands)
Revenues:
  Policy revenues............................  $  89,991  $ 89,698  $  83,722
  Net investment income......................     39,046    38,161     36,023
  Other income (loss)........................     (1,967)    4,454        (85)
                                               ---------  --------  ---------
                                                 127,070   132,313    119,660
                                               ---------  --------  ---------
Benefits and expenses:
  Total policyholder benefits................     64,457    64,622     63,642
  Insurance related expenses.................     42,131    29,377     18,843
  Other operating expenses...................     23,210    14,354     14,379
                                               ---------  --------  ---------
                                                 129,798   108,353     96,864
                                               ---------  --------  ---------
   Pre-tax operating income (loss)...........  $  (2,728) $ 23,960  $  22,796
                                               =========  ========  =========

     Policy Revenues. Premiums received, net of reinsurance, by major product line for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                  Year ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               --------- ---------  ---------
                                                         ($ in thousands)
  Life premiums collected:
   Universal life (first year)...............  $   1,336 $   5,248  $   8,153
   Universal life (renewal)..................     33,045    30,808     27,168
   Traditional life (first year).............     17,708    16,139     13,461
   Traditional life (renewal)................     30,899    30,138     22,787
                                               --------- ---------  ---------
     Life premiums collected, net of
       reinsurance...........................     82,988    82,333     71,569
                                               --------- ---------  ---------

  Annuity premiums collected:
   Traditional fixed (first year)............        331     2,526      5,517
   Traditional fixed (renewal)...............      1,259     1,495      1,448
                                               --------- ---------  ---------
     Annuity premiums collected, net of
        reinsurance..........................      1,590     4,021      6,965
                                               --------- ---------  ---------

  Fixed benefit premiums collected:

   Accident and Health (first year)..........      2,361     3,583      3,149
   Accident and Health (renewal).............     10,356     9,720      9,220
     Fixed benefit premiums collected, net
                                               --------- ---------  ---------
       of reinsurance........................     12,717    13,303     12,369
                                               --------- ---------  ---------

  Premiums collected, net of reinsurance.....     97,295    99,657     90,903
  Less premiums on universal life and annuities
    which are recorded as additions to
    insurance liabilities and other
   premium adjustments.......................    (37,031)  (45,084)   (43,050)
                                               --------- ---------  ---------
  Premiums on products with mortality or
    morbidity risk...........................     60,264    54,573     47,853
  Fees and surrender charges on interest
    sensitive products.......................     29,727    35,125     35,869
                                               --------- ---------  ---------
  Policy revenues............................  $  89,991 $  89,698  $  83,722
                                               ========= =========  =========

      Total policy revenues were consistent between 1998 and 1997. Policy revenues increased $4.3 million for AA Life in 1998 but were offset by a decrease of $4.1 million for OLIC. OLIC's decline was anticipated as a result of the Company's decision to cease marketing products through any "non-payroll" production sources during 1997. Policy revenues increased in 1997 compared to 1996 primarily as a result of new business sales for AA Life.

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

      Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the year ended December 31, 1998, 1997 and 1996:

                                                   Year ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               --------- ---------  ---------
                                                         ($ in thousands)

  Death benefits.............................  $  23,435 $  23,282  $  25,213
  Fixed benefit claims incurred..............      7,929    10,114      7,427
  Other insurance policy benefits and change
   in future policy benefits.................     33,093    31,226     31,002
                                               --------- ---------  ---------
  Total policyholder benefits................  $  64,457 $  64,622  $  63,642
                                               ========= =========  =========

      Policyholder benefits totaled $64.5 million in 1998, which was little changed compared to 1997 or 1996.

      Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $12.8 million in 1998 compared to 1997. During 1998, OLIC accelerated amortization of deferred acquisition costs by $10.7 million primarily as a result of refinements in persistency assumptions and unlocking of the estimates of future profits. Amortization of deferred policy acquisition costs at AA Life increased $2.7 million in 1998 compared to 1997 primarily reflecting the growing block of in force policies sold since the Company's acquisition of AA Life. These increases were partially offset by lower commissions in 1998 compared to 1997 primarily resulting from OLIC's decision to cease writing certain products in 1997. Insurance related expenses increased $10.5 million to $29.4 million in 1997 compared to 1996. Amortization of deferred policy acquisition costs increased $8.5 million primarily as a result of refinements to amortization schedules for AA Life to reflect the unlocking of assumptions of future interest rates, lapses, expenses and mortality which effect the estimated future profitability and as a result of the growing block of policies in force, which had been sold subsequent to the Company acquisition of AA Life. In addition, amortization of present value of insurance in force for OLIC also increased from 1996 to 1997 primarily as a result of unlocking of assumptions of future interest rates, lapses, expenses and mortality which effects the estimated future profitability.

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

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                  Year ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               ---------  --------  ---------
                                                         ($ in thousands)
Revenues:
  Policy revenues............................  $ 239,925  $263,680  $ 327,455
  Net investment income......................    147,201   154,087    160,767
  Other income...............................     33,931    38,181     34,460
                                               ---------  --------  ---------
                                                 421,057   455,948    522,682
                                               ---------  --------  ---------
Benefits and expenses:
  Total policyholder benefits................    261,639   230,818    235,846
  Insurance related expenses.................     86,718    93,359    103,288
  Other operating expenses...................     91,023    86,400     93,669
                                               ---------  --------  ---------
                                                 439,380   410,577    432,803
                                               ---------  --------  ---------
   Pre-tax operating income (loss)...........  $ (18,323) $ 45,371  $  89,879
                                               =========  ========  =========

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

      The Company has been closely monitoring the development of its claim reserve experience associated with the Career Sales Division. The historical method of establishing claims reserves principally utilized claims lag factors. Based on results of independent calculations of the claim lag factors, performed annually, this methodology indicated a deterioration in the adequacy of claim reserves associated with Penn Life's disability income products underwritten prior to PennCorp's ownership of Penn Life. Disability claim adequacy analysis included statutory claim information, independent third-party review of claim lag method and factors and other claim tests. Previous results indicated no reason to consider a new methodology as results appeared consistent between periods and claim reserves appeared adequate. Once results of such analysis began to vary outside an acceptable tolerance, the Company reviewed its methods to determine the reasons for the variances.

      The lag factor method (an actuarial method to estimate aggregate claims reserves which utilizes the ratio of actual claims paid to what is ultimately paid as a function of time since the date incurred based upon historical experience) is one method which utilized Penn Life's experience considering its products and market. The Company believes that available industry data for establishing claim reserves was not appropriate for Penn Life's products and market. The utilization of a case reserve method (which estimates aggregate claims reserves based on the total estimates of all cases outstanding) for Penn Life required experience, in addition to that utilized by the lag factor method, to create case reserves based on Penn Life's experience. This experience was not sufficient until recently. With recent system upgrades, Penn Life was able to obtain better benefit data distinguishing disability benefits from other benefits which may be payable under the same policy form. With the systems upgrades and more robust experience the Company was able to consider a more refined claims methodology such as seriatim case reserves (which estimates aggregate claims reserves based upon the sum of estimates for each individual unsettled case). During 1998, Penn Life implemented a method which substituted case reserves for most disability claims. The new method utilizes more detailed information by policy and by line of business resulting in a more refined estimate. As a result, the accident and health claim reserve for Penn Life increased by $25.7 million during 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations for the year ended December 31, 1998. See Notes 2 and 8 of Notes to Consolidated Financial Statements. In determining the amount of the necessary increase in policy reserve estimates associated with its long term care products, Penn Life allocated approximately $11.2 million of previously identified redundant policy reserves to long term care reserves, and additionally increased policy reserves by approximately $7.6 million. This was partially offset by decreases of $16.9 million in Union Bankers policyholder benefits, reflecting less business in force as a result of the decision to cease sales of major medical and life business, the cession of the remaining 20% of the Medicare business and the runoff of existing business.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk Exposures of Financial Instruments for the Retained Businesses

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

      The Company held $1,188.7 million and $1,152.5 million of mortgage-backed bonds which represented 40.2% and 35.6% of total invested assets as of December 31, 1998 and 1997, respectively. The Company invests in mortgage-backed securities in order to enhance portfolio yields and maintain a reliable cash flow stream from the invested asset portfolio. The Company maintains sophisticated models to measure the effective duration and option-adjusted duration of the consolidated investment portfolio. These models are designed to allow accurate measurement of the convexity risks inherent in that percentage of the portfolio invested in mortgage-backed securities and other callable securities. Convexity is a measure of the responsiveness of the price of a security to changes in yields and is normally a positive attribute of a portfolio. The Company manages the portfolio convexity risk within the context of the overall asset and liability model and the quantification of disintermediation risk. Generally, disintermediation risk is a risk that net cash outflows may occur at a time when the sale of assets can only be accomplished at undesirable prices. Due to the combination of recent lower interest rates and increased efficiency by mortgage holders in exercising their prepayment options, the riskiness of these securities has increased without a compensating adjustment to risk premiums. Accordingly, the Company may consider reducing its exposure to the mortgage-backed bonds in future years, reducing its ability to enhance yield with these types of securities.

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

INVESTMENTS AND RISK OF DEFAULT

      The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risks, liquidity needs, asset liability matching, tax planning strategies and other economic factors. These securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,589.7 million and $2,719.0 million at December 31, 1998 and 1997, respectively. Of those securities available for sale, 93.0% and 92.5% were rated BBB or above by Standard & Poor's at December 31, 1998 and 1997, respectively.

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

      Mortgage loans on real estate amounted to 1.3% and 1.8% of total invested assets as of December 31, 1998 and 1997, respectively. The Company has established a reserve for loan loss, which aggregated $4.3 million as of December 31, 1998. As of December 31, 1998 and 1997, the Company had non-performing loans amounting to $5.0 million and $0.7 million, respectively. The Company is in various stages of foreclosure or sales of such loans. The Company believes its current loan loss provision is adequate to cover any future losses related to currently performing and non-performing loans.

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

Item 8.Financial Statements and Supplementary Data

                                                                  Page

            Management's Responsibility for Financial Statements.  52

            PennCorp Financial Group, Inc. and Subsidiaries......  54

            Southwestern Financial Corporation and Subsidiaries..  97

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

KPMG LLP

Dallas, Texas
March 31, 1999



                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (In thousands, except per share amounts)

                                                  For the years ended December 31,
                                                  --------------------------------
                                                      1998       1997       1996
                                                  ----------   --------   --------
REVENUES:
  Premiums, principally accident and sickness...  $  337,685   $254,020   $256,859
  Interest sensitive policy product charges.....     121,473     91,546     91,231
  Net investment income.........................     369,052    273,237    210,734
  Other income..................................      37,717     27,504     22,666
  Net gains from the sale of investments........      14,068     17,487      1,257
                                                  ----------   --------   --------
   Total revenues...............................     879,995    663,794    582,747
                                                  ----------   --------   --------

BENEFITS AND EXPENSES:
  Claims incurred...............................     308,432    202,472    188,727
  Change in liability for future policy benefits
    and other policy benefits...................     233,330    121,817     83,184
  Amortization of present value of insurance in
    force and deferred policy acquisition costs.     117,446     92,046     56,470
  Amortization of costs in excess of net assets
    acquired and other intangibles..............      15,121      9,545      8,648
  Underwriting and other administrative expenses     229,497    146,245    116,560
  Interest and amortization of deferred debt
    issuance costs..............................      42,960     23,355     18,579
  Restructuring charge..........................      14,877     16,771         --
  Impairment provision associated with assets of
    Businesses Held for Sale....................     342,960         --         --
                                                  ----------   --------   --------
   Total benefits and expenses..................   1,304,623    612,251    472,168
                                                  ----------   --------   --------
Income (loss) before income taxes, equity in
  earnings of unconsolidated
  affiliates and extraordinary charge...........    (424,628)    51,543    110,579
   Income taxes (benefits)......................      (3,369)    20,375     40,957
                                                  ----------   --------   --------
Income (loss) before equity in earnings of
  unconsolidated affiliates and
  extraordinary charge..........................    (421,259)    31,168     69,622
   Equity in earnings of unconsolidated affiliates        --     18,972     21,037
                                                  ----------   --------   --------
Income (loss) before extraordinary charge.......    (421,259)    50,140     90,659
   Extraordinary charge (net of income taxes
     of $900, $--and $1,277)....................      (1,671)        --     (2,372)
                                                  ----------   --------   --------
Net income (loss)...............................    (422,930)    50,140     88,287
   Preferred stock dividend requirements........      18,273     19,533     14,646
                                                  ----------   --------   --------
Net income (loss) applicable to common stock....  $ (441,203)  $ 30,607   $ 73,641
                                                  ==========   ========   ========

PER SHARE INFORMATION:
Basic:
  Net income (loss) applicable to common stock
    before extraordinary charge.................      (15.17)      1.09       2.79
   Extraordinary charge, net of income taxes....       (0.06)        --      (0.09)
                                                  ----------   --------   --------
  Net income (loss) applicable to common stock..  $   (15.23)  $   1.09   $   2.70
                                                  ==========   ========   ========
Common shares used in computing basic earnings
  (loss) per share..............................      29,091     28,016     27,208
                                                  ==========   ========   ========

Diluted:
  Net income (loss) applicable to common stock
    before extraordinary charge.................      (15.17)      1.07       2.49
   Extraordinary charge, net of income taxes....       (0.06)        --      (0.07)
                                                  ----------   --------   --------
  Net income (loss) applicable to common stock..  $   (15.23)  $   1.07   $   2.42
                                                  ==========   ========   ========

Common shares used in computing diluted
  earnings (loss) per share.....................      29,091     28,645     35,273
                                                  ==========   ========   ========

COMPREHENSIVE INCOME (LOSS) INFORMATION:
  Net income (loss).............................  $ (422,930)  $ 50,140   $ 88,287
  Change in unrealized foreign currency
    translation gains (losses), net of income
    taxes.......................................      (6,089)    (5,641)       568
  Change in unrealized gains (losses) on
    securities available for sale of
   unconsolidated affiliate during the year.....          --     24,277     (6,045)
  Change in unrealized holding gains (losses)
   arising during the year on securities
   available for sale, net of income taxes
   (benefits) of ($4,818), $6,490 and ($1,828)..       5,602     27,185     (3,648)
  Reclassification adjustments for gains included
   in net income (loss).........................     (14,552)   (15,890)      (596)
                                                  ----------   --------   --------
  Total comprehensive income (loss) applicable to
     common stock...............................   $(437,969)  $ 80,071   $ 78,566
                                                  ==========   ========   ========

          See accompanying Notes to Consolidated Financial Statements


                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                   As of December 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
ASSETS:
Investments:
  Fixed maturities available for sale, at fair value
   (amortized cost $2,524,990 in 1998 and $2,618,515 in 1997)   $2,589,714    $2,718,982
  Equity securities available for sale, at fair value
   (cost $2,008 in 1998 and $30,084 in 1997)...............          2,035        30,257
  Mortgage loans on real estate, net of allowance of $4,295
   in 1998 and $6,041 in 1997..............................         36,882       240,879
  Policy loans.............................................        207,490       145,108
  Other investments........................................         27,406        95,875
                                                                ----------    ----------
  Total investments ......................................       2,863,527     3,231,101
Cash and cash equivalents..................................         92,727       109,013
Accrued investment income..................................         37,291        43,312
Accounts and notes receivable, net of allowance of $6,201
  in 1998 and $9,025 in 1997...............................         14,319        46,655
Investment in unconsolidated affiliate.....................             --       183,158
Present value of insurance in force........................        170,729       263,889
Deferred policy acquisition costs..........................        139,708       310,117
Costs in excess of net assets acquired.....................        108,070       116,544
Income taxes, primarily deferred...........................         46,944            --
Other assets...............................................       136, 282       420,346
Assets of Businesses Held for Sale (including cash and
  cash equivalents of $131,531)............................      2,421,804            --
                                                                ----------    ----------
   Total assets ...........................................     $6,031,401    $4,724,135
                                                                ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities and accruals............................     $2,867,038    $3,289,925
Notes payable..............................................        550,923       359,755
Income taxes, primarily deferred...........................             --        59,125
Accrued expenses and other liabilities.....................        110,945       135,227
Liabilities of Businesses Held for Sale....................      2,066,554            --
                                                                ----------    ----------
   Total liabilities.......................................      5,595,460     3,844,032
                                                                ----------    ----------

Mandatory redeemable preferred stock:

  Series C, $.01 par value, $100 initial redemption value;
   authorized, issued and outstanding-- in 1998 and
   178,500 in 1997.........................................            --        19,867

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50
  redemption value; authorized issued and outstanding
  2,300,000 in 1998 and 1997...............................       112,454       110,513
$3.50 Series II  Convertible  Preferred  Stock,  $.01 par
  value, $50 redemption value; authorized issued and
  outstanding 2,875,000 in 1998 and 1997...................       141,673       139,157
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding 30,072,344 in 1998 and 28,860,206 in
  1997.....................................................           301           289
Additional paid-in capital.................................       430,321       397,590
Accumulated other comprehensive income, net of income taxes        19,995        35,034
Retained earnings (deficit)................................      (234,921)      211,055
Treasury shares (1,105,369 in 1998 and 1,009,589 in 1997)..       (32,391)      (32,130)
Notes receivable and other assets secured by common stock..        (1,491)       (1,272)
                                                                ----------    ----------
   Total shareholders' equity..............................       435,941       860,236
                                                                ----------    ----------
   Total liabilities and shareholders' equity .............     $6,031,401    $4,724,135
                                                                ==========    ==========

          See accompanying Notes to Consolidated Financial Statements



                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)
                                                For the years ended December 31,
                                                --------------------------------
                                                    1998     1997      1996
                                                  --------  --------  --------
Convertible preferred stock:
  Balance at beginning of year..................  $249,670  $249,670  $110,513
  Issuance of convertible preferred stock.......        --        --   139,157
  Accrual of dividends in arrears...............     4,457        --        --
                                                 ---------  --------  --------
   Balance at end of year.......................   254,127   249,670   249,670
                                                 ---------  --------  --------

Common stock:
  Balance at beginning of year..................       289       286       229
  Issuance of common stock......................        10         1        56
  Exercise of stock options.....................         2         2         1
                                                 ---------  --------  --------
   Balance at end of year.......................       301       289       286
                                                 ---------  --------  --------

Additional paid-in capital:
  Balance at beginning of year..................   397,590   393,156   220,482
  Issuance of common stock......................    30,717     1,697   170,393
  Exercise of stock options.....................     2,014     2,737     2,281
                                                 ---------  --------  --------
     Balance at end of year.....................   430,321   397,590   393,156
                                                 ---------  --------  --------

Accumulated other comprehensive income:
Unrealized foreign currency translation
  losses:
   Balance at beginning of year.................   (20,602)  (14,961)  (15,529)
   Change in unrealized foreign currency
     translation gains (losses)
     during the year, net of income taxes.......    (6,089)   (5,641)      568
                                                 ---------  --------  --------
      Balance at end of year....................   (26,691)  (20,602)  (14,961)
                                                 ---------  --------  --------

  Unrealized gains on securities available for sale:

   Balance at beginning of year.................    55,636    20,064    30,353
   Change in equity in unrealized gains (losses)
     on securities available for sale of
     unconsolidated affiliate during the year...        --    24,277    (6,045)
   Change in unrealized holding gains (losses) on
     securities available for sale during the
     year, net of income taxes..................     5,602    27,185    (3,648)
   Reclassification adjustments for gains included
      in net income (loss)......................   (14,552)  (15,890)     (596)
                                                 ---------  --------  --------
      Balance at end of year....................    46,686    55,636    20,064
                                                 ---------  --------  --------
      Total other comprehensive income..........    19,995    35,034     5,103
                                                 ---------  --------  --------

Retained earnings (deficit):
  Balance at beginning of year..................   211,055   186,032   117,987
  Net income (loss).............................  (422,930)   50,140    88,287
  Dividends on common stock.....................    (2,860)   (5,618)   (5,630)
  Accretion of dividends on preferred stock.....   (18,273)  (19,533)  (14,646)
  Redemption of Series C preferred stock........    (1,913)       --        --
  Earned portion of treasury stock awarded to
     employees..................................        --        34        34
                                                 ---------  --------  --------
     Balance at end of year.....................  (234,921)  211,055   186,032
                                                 ---------  --------  --------

Treasury shares:
  Balance at beginning of year..................   (32,130)   (3,370)   (3,370)
  Purchases of treasury stock...................      (261)  (28,760)       --
                                                 ---------  --------  --------
     Balance at end of year.....................   (32,391)  (32,130)   (3,370)
                                                 ---------  --------  --------

Notes receivable and other assets secured by
  common stock:.................................    (1,491)   (1,272)   (1,500)
                                                 ---------  --------  --------
     Total shareholders' equity................. $ 435,941  $860,236  $829,377
                                                 =========  ========  ========

          See accompanying Notes to Consolidated Financial Statements


                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                                    For the years ended December 31,
                                                                  -----------------------------------
                                                                     1998          1997        1996
                                                                  -----------   ---------   ---------
Cash flows from operating activities:
  Income (loss) before equity in earnings of unconsolidated
     affiliates and extraordinary charge......................... $  (421,259)  $  31,168   $  69,622
  Adjustments to reconcile income (loss) before equity in
     earnings of unconsolidated affiliates and extraordinary
     charge to net cash provided by operating activities:
     Impairment provision associated with assets of Businesses
        Held for Sale............................................     342,960         --           --
     Capitalization of deferred policy acquisition costs.........    (128,592)   (109,482)    (98,140)
     Amortization of present value of insurance in force,
        deferred policy acquisition costs, intangibles,
        depreciation and accretion, net..........................     123,310      91,902      63,588
     Increase (decrease) in policy liabilities and accruals and
        other policyholder funds.................................      72,083      (1,644)     77,549
     Sales of trading securities.................................          --      29,914      56,004
     Other, net..................................................       4,288      11,425     (16,476)
                                                                  -----------   ---------   ---------
      Net cash provided (used) by operating activities...........      (7,210)     53,283     152,147
                                                                  -----------   ---------   ---------
Cash flows from investing activities:
  Cash and short-term investments acquired in acquisition of businesses, net of cash expended of $82,771, $-- and $-- in
    1998, 1997 and  1996.........................................      91,492          --     (99,596)
  Purchases of fixed maturity securities held for investment.....          --          --     (27,000)
  Purchases of fixed maturity securities available for sale......  (1,049,341)   (993,768)   (920,430)
  Purchases of equity securities available for sale..............      (5,391)    (27,776)     (8,398)
  Maturities of fixed maturity securities held for investment....          --          --      42,351
  Maturities of fixed maturity securities available for sale.....     304,122     439,938      81,538
  Sales of fixed maturity securities held for investment.........          --          --       4,910
  Sales of fixed maturity securities available for sale..........     987,788     777,960     368,331
  Sales of equity securities available for sale..................      32,062      23,121       5,328
  Acquisitions and originations of mortgage loans................     (36,965)    (44,375)   (112,473)
  Sales of mortgage loans........................................      20,867      13,643     151,972
  Principal collected on mortgage loans..........................      50,794      54,145      21,657
  Other, net.....................................................      21,203     (49,712)     75,915
                                                                  -----------   ---------   ---------
      Net cash provided (used) by investing activities...........     416,631     193,176    (415,895)
                                                                  -----------   ---------   ---------
Cash flows from financing activities:
  Additional borrowings..........................................     203,000     250,000     177,161
  Issuance of common stock.......................................           3          --     155,450
  Issuance of preferred stock....................................          --          --     139,157
  Purchases of treasury stock....................................          --     (28,760)         --
  Reduction of notes payable.....................................    (126,839)   (100,570)   (330,624)
  Redemption of preferred stock..................................          --     (14,705)         --
  Receipts from interest sensitive products credited to
    policyholders' account balances..............................     251,627     186,166     160,403
  Return of policyholders' account balances on interest sensitive
    products.....................................................    (605,757)   (461,888)   (365,554)
  Cash transferred on reinsurance ceded to an affiliate..........          --     (50,000)         --
  Other, primarily dividends, net................................     (16,210)    (20,266)    (14,399)
                                                                  -----------   ---------   ---------
      Net cash used by financing activities......................    (294,176)   (240,023)    (78,406)
                                                                  -----------   ---------   ---------
      Net increase (decrease) in cash............................     115,245       6,436    (342,154)
Cash and cash equivalents at beginning of year...................     109,013     102,577     444,731
                                                                  -----------   ---------   ---------
Cash and cash equivalents at end of year (including $131,531 of cash and cash equivalents classified as assets of
  Businesses Held for Sale in 1998).............................. $   224,258   $ 109,013   $ 102,577
                                                                  ===========   =========   =========
Supplemental disclosures:
  Income taxes paid (refunded)................................... $     5,814   $  (1,554)  $  (4,992)
  Interest paid..................................................      38,017      20,946      18,185
Non-cash financing activities:
  Redemption of Series C Preferred Stock......................... $    22,227   $      --   $      --
  Securities issued in conjunction with acquisition..............          --          --      14,999
  Debt assumed with acquisition..................................     115,015          --          --
  Issuance of common stock associated with the acquisition of the
    Fickes and Stone Knightsbridge Interests.....................       8,500          --          --
  Other..........................................................         261       1,281         948

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

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



                                                  1998         1997         1996
                                               ----------   ----------   ----------
   Premiums and policy product charges:
      Financial Services Division............  $  129,242  $    69,830   $   71,758
      Payroll Sales Division.................      89,991       89,699       83,747
      Businesses Held for Sale (United States)    194,995      141,834      149,808
      Businesses Held for Sale (Canada)......      44,930       44,203       42,777
                                               ----------   ----------   ----------
                                               $  459,158   $  345,566   $  348,090
                                               ==========   ==========   ==========

   Net investment income:
      Financial Services Division............  $  183,618   $   90,787   $   94,185
      Payroll Sales Division.................      39,046       38,161       36,023
      Businesses Held for Sale...............     147,201      138,355       75,860
      Corporate..............................        (813)       5,934        4,666
                                               ----------   ----------   ----------
                                               $  369,052   $  273,237   $  210,734
                                               ==========   ==========   ==========

   Operating profit (loss):
      Financial Services Division............  $   23,206   $   27,756   $   39,156
      Payroll Sales Division.................      (2,728)      23,960       22,796
      Businesses Held for Sale...............     (18,323)      37,479       63,840
                                               ----------   ----------   ----------
                                               $    2,155   $   89,195   $  125,792
                                               ==========   ==========   ==========

   Amortization of present value of insurance in force and deferred policy acquisition costs:

      Financial Services Division............  $   26,122   $   19,468   $    9,996
      Payroll Sales Division.................      37,977       24,271       13,078
      Businesses Held for Sale...............      53,347       48,307       33,396
                                               ----------   ----------   ----------
                                               $  117,446   $   92,046   $   56,470
                                               ==========   ==========   ==========

   Total assets:
      Financial Services Division............  $2,823,007   $1,386,751   $1,529,821
      Payroll Sales Division.................     695,777      751,261      732,871
      Businesses Held for Sale (United States)  2,294,945    2,129,751    2,219,771
      Businesses Held for Sale (Canada)......     126,859      181,768      183,500
                                               ----------   ----------   ----------
                                               $5,940,588   $4,449,531   $4,665,963
                                               ==========   ==========   ==========

                 (Remainder of Page Intentionally Left Blank)

   Reconciliations of segment data to the Company's consolidated data are as follows:

                                                 1998      1997       1996
                                               --------   --------   --------
   Total revenues:
      Segments--premiums and policy product
        charges..............................  $459,158   $345,566   $348,090
      Segments--net investment income........   369,052    273,237    210,734
      Other income...........................    37,717     27,504     22,666
      Net gain from sale of investments......    14,068     17,487      1,257
                                               --------   --------   --------
                                               $879,995   $663,794   $582,747
                                               ========   ========   ========

   Income (loss) before taxes, equity in earnings of unconsolidated affiliates and extraordinary charge:

      Segments...............................  $   2,155   $ 89,195   $125,792
      Corporate expenses and eliminations....    (40,054)   (15,013)     2,109
      Impairment provision associated with
        assets of Businesses Held for Sale...   (342,960)        --         --
      Interest and amortization of deferred
        debt issuance costs..................    (42,960)   (23,355)   (18,579)
      Net gains on the sale of investments...     14,068     17,487      1,257
      Restructuring costs....................    (14,877)   (16,771)        --
                                               ---------   --------   --------
                                               $(424,628)  $ 51,543   $110,579
                                               =========   ========   ========

   Total assets:
      Segments............................... $5,940,588  $4,449,531  $4,665,963
      Corporate and other....................     90,813     274,604     143,360
                                              ----------  ----------  ----------
                                              $6,031,401  $4,724,135  $4,809,323
                                              ==========  ==========  ==========

(5) INVESTMENTS

      The amortized cost and fair value of investments in fixed maturities available for sale were as follows as of December 31:

                                                                      1998
                                                 -------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Fair
                                                    Cost        Gains         Losses        Value
                                                 ----------   ----------    ----------   ----------
  Mortgage-backed securities, principally
   obligations of U.S. Government agencies....   $1,164,739   $   33,930    $    9,983   $1,188,686
  U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies..      235,037       15,849         6,059      244,827
  Debt securities issued by foreign governments      25,701        1,477            --       27,178
  Corporate securities........................    1,099,513       41,723        12,213    1,129,023
                                                 ----------   ----------    ----------   ----------
                                                 $2,524,990   $   92,979    $   28,255   $2,589,714
                                                 ==========   ==========    ==========   ==========




                                                                      1997
                                                 -------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Fair
                                                    Cost        Gains         Losses        Value
                                                 ----------   ----------    ----------   ----------
  Mortgage-backed securities, principally
   obligations of U.S. Government agencies....   $1,242,805   %   46,157    $    1,313   $1,287,649
  U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies..      135,255        7,551           120      142,686
  Debt securities issued by foreign governments      66,635        7,188            12       73,811
  Corporate securities........................    1,173,820       49,164         8,148    1,214,836
                                                 ----------   ----------    ----------   ----------
                                                 $2,618,515   $  110,060    $    9,593   $2,718,982
                                                 ==========   ==========    ==========   ==========

      The amortized cost and fair value of fixed maturities available for sale as of December 31, 1998, by contractual maturity, are shown below:

                                                Amortized      Fair
                                                  Cost         Value
                                               ----------   ----------


        Due in one year or less .............  $   57,449    $  57,946
        Due after 1 through 5 years .........     404,727      413,521
        Due after 5 through 10 years ........     439,041      453,840
        Due after 10 years ..................     459,034      475,721
        Mortgage-backed securities, principally
         obligations of U.S. Government
         agencies............................   1,164,739    1,188,686
                                               ----------   ----------
                                               $2,524,990   $2,589,714
                                               ==========   ==========

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

      As of December 31, 1998, commercial and residential mortgage loan investments were concentrated in the following states:

                                                               Percent of Total
                                             Carrying Value     Carrying Value
                                             --------------    ----------------
         Texas...............................   $17,885             48.5%
         North Carolina......................     7,730             21.0
         Kansas..............................     2,250              6.1
         Illinois............................     1,926              5.2
         Nevada..............................     1,805              4.9
         Alabama.............................     1,604              4.3
         All other (less than 4% individually)    3,682             10.0
                                                -------            -----
                                                $36,882            100.0%
                                                =======            =====

      Investments  with a carrying value of $146,385 and $68,219 were on deposit
with  certain  regulatory   authorities  as  of  December  31,  1998  and  1997,
respectively.

      Realized, and changes in unrealized gains and losses on investments were as follows for the years ended December 31:

                                                    1998      1997       1996
                                                  -------   --------   --------
   Realized gains (losses) on dispositions of
     investments:
     Securities held for investment:
      Gross gains from sales....................  $    --   $     --   $     --
      Gross losses from sales...................       --         --        (28)
      Net gains (losses) from redemptions.......       --         --       (105)
                                                  -------   --------   --------
                                                       --         --       (133)
                                                  -------   --------   --------
     Securities available for sale:
      Gross gains from sales....................   20,509     22,076      2,562
      Gross losses from sales...................   (5,960)    (6,186)    (1,800)
      Net gains (losses) from redemptions.......        3         --       (166)
                                                  -------   --------   --------
                                                   14,552     15,890        596
                                                  -------   --------   --------

     Mortgage loans.............................   (6,545)      (284)       794
     Other investments..........................    6,061      1,881         --
                                                  -------   --------   --------
        Net realized gains......................  $14,068   $ 17,487   $  1,257
                                                  =======   ========   ========

   Change in unrealized gains (losses):

     Securities held for investment.............  $    --   $ (2,429)  $  2,441
                                                  -------   --------   --------

     Securities available for sale.............. $(27,038)  $ 44,627   $(18,250)
     Securities available for sale of
        unconsolidated affiliate................       --     24,277     (6,045)
     Less effect on other balance sheet accounts:
      Value of business acquired, deferred
        acquisition costs and other, principally
        unearned revenue on interest sensitive
        products...............................    13,270    (26,842)    12,178
      Deferred income taxes (benefits)..........    4,818     (6,490)     1,828
                                                  -------   --------   --------
        Net change in unrealized gains..........  $(8,950)  $ 35,572   $(10,289)
                                                  =======   ========   ========

   Trading portfolio:
     Net gains (losses) from sales..............  $    --   $   (142)  $  4,930
     Net change in unrealized gains (losses)....       --      1,258     (3,626)
                                                  -------   --------   --------
        Total net trading gains ................       --   $  1,116   $  1,304
                                                  =======   ========   ========

      As a result of the Company's decision to exit the private placement bond sector, the Company transferred all of its remaining assets in the fixed maturities held for investment portfolio aggregating $49,384 to its fixed maturity available for sale as of April 1, 1997. In accordance with SFAS No. 115, the Company adjusted all transferred assets to fair value resulting in a net increase in shareholders' equity of $1,800, net of applicable income taxes. During 1996, the Company sold one security in its held for investment portfolio aggregating $4,900 as a result of a dramatic deterioration in its credit rating and realized a loss of $28.

      Major categories of net investment income consisted of the following for the years ended December 31:

                                                    1998     1997     1996
                                                  --------  --------  --------
   Fixed maturity securities....................  $310,798  $231,867  $169,847
   Mortgage loans on real estate ...............    27,773    26,498    11,888
   Policy loans ................................    16,235     9,037     8,409
   Cash and cash equivalents....................     9,016     6,366    12,966
   Other investments............................    13,553     9,177    13,100
                                                  --------  --------  --------
     Gross investment income ...................   377,375   282,945   216,210
   Less: investment expenses....................     8,323     9,708     5,476
                                                  --------  --------  --------
     Net investment income .....................  $369,052  $273,237  $210,734
                                                  ========  ========  ========

      The Retained Businesses had non-income producing investments at December 31, 1998 with an amortized cost and fair value as follows:

                                                      Amortized   Fair
                                                        Cost      Value
                                                      ---------  -------
      Fixed maturities.............................   $  6,762   $   605
      Mortgage loans...............................      5,018     5,018
      Other investments............................      6,630     6,630
                                                      ---------  -------
                                                      $ 18,410   $12,253
                                                      =========  =======

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

      On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 3 of the Notes to Consolidated Financial Statements).

                 (Remainder of Page Intentionally Left Blank)

      The Company accounted for its investment in SW Financial utilizing the equity method for the years ended December 31, 1997 and 1996. The consolidated condensed results of operations for the years ended December 31, 1997 and 1996 and financial position of SW Financial at December 31, 1997, are provided below:

                               For the years ended

                                  December 31,

                                                         1997         1996
                                                      ----------   ----------
      Revenues:
      Policy revenues................................ $  145,818   $  196,912
      Net investment income..........................    126,427      128,692
      Other income (including limited partnership
        distributions of $15,811 in 1996)............     16,039       27,439
      Net gains from the sale of investments.........      1,841          516
                                                      ----------   ----------
           Total revenues............................    290,125      353,559
                                                      ----------   ----------
      Benefits and expenses:
      Claims incurred................................    201,385      211,460
      Change in liability for future policy benefits
        and other policy benefits....................    (35,103)     (13,616)
      Insurance and other operating expenses.........     66,319       92,632
      Interest and amortization of deferred debt
         issuance costs..............................     13,773       14,052
                                                      ----------   ----------
         Total benefits and expenses.................    246,374      304,528
                                                      ----------   ----------
      Income before income taxes.....................     43,751       49,031
        Income taxes.................................     16,416       18,149
                                                      ----------   ----------
      Net income ....................................     27,335       30,882
        Preferred stock dividend requirements........      3,012        2,754
                                                      ----------   ----------
      Net income applicable to common stock.......... $   24,323   $   28,128
                                                      ==========   ==========

                                                                  December 31,
                                                                      1997
                                                                   ----------
      Assets:
      Invested assets..........................................    $2,026,768
      Insurance assets.........................................       114,395
      Other assets.............................................       283,717
                                                                   ----------
      Total assets.............................................    $2,424,880
                                                                   ==========

      Liabilities and Shareholders' Equity:
      Insurance liabilities....................................    $1,942,214
      Long-term debt...........................................       154,750
      Other liabilities........................................        98,509
      Redeemable preferred stock...............................        36,891
      Shareholders' equity.....................................       192,516
                                                                   ----------
        Total liabilities and shareholders' equity ............    $2,424,880
                                                                   ==========

(7) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE

      Information relating to deferred policy acquisition costs is as follows for the years ended December 31:

                                                   1998        1997      1996
                                                 ---------   --------  --------

     Balance as of January 1.................... $ 310,117   $252,428  $185,570
     Policy acquisition costs deferred:
      Commissions...............................    86,441     59,238    49,775
      Underwriting and issue costs .............    42,151     50,244    48,365
      Addition due to acquisition, including $171
        of unrealized loss......................    30,606         --        --
                                                 ---------   --------  --------
                                                   469,315    361,910   283,710
     Policy acquisition costs amortized ........   (79,291)   (44,323)  (30,744)
     Unrealized investment loss adjustment .....    (1,213)    (2,344)     (461)
     Foreign currency translation adjustment ...    (1,038)    (1,482)      (77)
     Reduction due to sale of blocks of business    (4,129)    (3,644)       --
     SFAS No. 121 impairment for Businesses Held
       for Sale.................................  (191,595)        --        --
     Amounts transferred to assets of Businesses
        Held for Sale...........................   (52,341)        --        --
                                                 ---------   --------  --------
      Balance as of December 31................. $ 139,708   $310,117  $252,428
                                                 =========   ========  ========

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

      Recoverability of the present value of insurance in force is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period utilizing expected future cash flows. Expected future cash flows used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. Variances from original projections, whether positive or negative, are included in income as they occur and will affect the present value of insurance in force amortization rates for insurance products accounted for under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments." To the extent that these variances indicate that future cash flows will differ from those included in the original scheduled amortization of the present value of insurance in force, future amortization may be adjusted.

      Information related to the present value of insurance in force is as follows:

                                                    1998       1997      1996
                                                  --------   --------  --------
   Balance as of January 1 .....................  $263,889   $339,010  $283,106
   Addition due to acquisition, including $1,235
     of unrealized loss.........................    58,564         --    69,077
   Accretion of interest .......................     4,693     20,371    27,205
   Amortization ................................   (42,848)   (68,094)  (52,931)
   Transfer to unconsolidated affiliate pursuant
     to reinsurance transaction.................        --     (2,291)       --
   SFAS No. 121 impairment for Business Held for
     Sale.......................................   (98,164)        --        --
   Unrealized investment gain (loss) adjustment.    14,025    (24,444)   12,582
   Foreign currency translation adjustment .....      (333)      (663)      (29)
   Amounts transferred to assets of Businesses
     Held for Sale..............................   (25,987)        --        --
   Reduction due to sale of block of business
     and other..................................    (3,110)        --        --
                                                  --------   --------  --------
     Balance as of December 31 .................  $170,729   $263,889  $339,010
                                                  ========   ========  ========

     Expected gross amortization of the present value of insurance in force, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 3.5 to 14.5 percent, for the next five years is as follows:

                                       Beginning      Gross        Accretion        Net
                                        Balance    Amortization   of Interest   Amortization
                                       ---------   ------------   -----------   ------------
      1999............................  $170,729      $27,757        $8,827       $18,930
      2000............................   151,799       25,078         7,951        17,127
      2001............................   134,672       22,372         7,187        15,185
      2002............................   119,487       20,347         6,477        13,870
      2003............................   105,617       18,653         5,821        12,832

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

      The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $525,445 and $504,562 as of December 31, 1998 and 1997, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by approximately $9,000. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Type of management actions would likely include, but not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation. The Company is continuing to refine its actuarial estimates, likely management action plans and associated sensitivity testing of such interdependencies on policy reserves associated with these contracts which could result in changes in such estimates in the future.

      Total future policy benefits consist of the following as of December 31, 1998 and 1997:

                                                          1998        1997
                                                      ----------   ----------
      Future policy benefits on traditional products:
        Traditional life insurance contracts......... $  671,637   $  527,078
        Health.......................................     10,824       40,628
        Unearned premiums............................        730       13,359
                                                      ----------   ----------
                                                         683,191      581,065
                                                      ----------   ----------

      Interest sensitive products:
        Universal life...............................  1,441,912    1,968,548
        Annuities....................................    634,370      527,507
                                                      ----------   ----------
                                                       2,076,282    2,496,055
                                                      ----------   ----------

      Policy and contract claims:
        Health.......................................     13,073      119,157
        Life and other...............................     25,245       24,177
        Other policyholder funds....................      69,247       69,471
                                                      ----------   ----------
         Total future policy benefits................ $2,867,038   $3,289,925
                                                      ==========   ==========

      The following table presents information on changes in the liability for health claims for the years ended December 31:

                                                 1998       1997       1996
                                               --------   --------   --------
      Claim liability as of January 1........  $125,005   $130,392   $127,078
        Less reinsurance recoverables........     5,848      2,242      1,372
                                               --------   --------   --------
         Net balance as of January 1.........   119,157    128,150    125,706
                                               --------   --------   --------

      Addition due to acquisition............    26,229         --      1,079
                                               --------   --------   --------

      Add claims incurred during the year related to:
        Current year.........................   116,170     60,727     63,673
        Prior years..........................    31,545      6,344     (6,816)
                                               --------   --------   --------
         Total claims incurred...............   147,715     67,071     56,857
                                               --------   --------   --------

      Less claims paid during the year related to:

        Current year.........................    57,370     28,268     19,057
        Prior years..........................    65,736     47,796     36,435
                                               --------   --------   --------
         Total claims paid...................   123,106     76,064     55,492
                                               --------   --------   --------

      Less reduction for liabilities of Business
         Held for Sale.......................   156,922         --         --

      Net balance as of December 31..........    13,073    119,157    128,150
        Plus reinsurance recoverables........     1,390      5,848      2,242
                                               --------   --------   --------
         Claim liability as of December 31...  $ 14,463   $125,005   $130,392
                                               ========   ========   ========

      As a result of changes in methodology (described below) and estimates of insured events in prior years, the liability for health policy and contract claims increased net of reinsurance by $31,545 in 1998 and $6,344 in 1997 and decreased, net of reinsurance by $6,816 in 1996.

      The Company has been closely monitoring the development of its claim reserve experience associated with the Career Sales Division. The historical method of establishing claims reserves principally utilized claims lag factors. Based on results of independent calculations of the claim lag factors, performed annually, this methodology indicated a deterioration in the adequacy of claim reserves associated with Penn Life's disability income products underwritten prior to PennCorp's ownership of Penn Life. Disability claim adequacy analysis included statutory claim information, independent third-party review of claim lag method and factors and other claim tests. Previous results indicated no reason to consider a new methodology as results appeared consistent between periods and claim reserves appeared adequate. Once results of such analysis began to vary outside an acceptable tolerance, the Company reviewed its methods to determine the reasons for the variances.

      The lag factor method (an actuarial method to estimate aggregate claims reserves which utilizes the ratio of actual claims paid to what is ultimately paid as a function of time since the date incurred based upon historical experience) is one method which utilized Penn Life's experience considering its products and market. The Company believes that available industry data for establishing claim reserves was not appropriate for Penn Life's products and market. The utilization of a case reserve method (which estimates aggregate claims reserves based on the total estimates of all cases outstanding) for Penn Life required experience, in addition to that utilized by the lag factor method, to create case reserves based on Penn Life's experience. This experience was not sufficient until recently. With recent system upgrades, Penn Life was able to obtain better benefit data distinguishing disability benefits from other benefits which may be payable under the same policy form. With the systems upgrades and more robust experience the Company was able to consider a more refined claims methodology such as seriatim case reserves (which estimates reserves based upon the sum of estimates for each individual unsettled case). During 1998, Penn Life implemented a method which substituted case reserves for most disability claims. The new method utilizes more detailed information by policy and by line of business resulting in a more refined estimate. As a result, the accident and health claim reserve for Penn Life increased by $25,691 during 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations for the year ended December 31, 1998.

(9) NOTES PAYABLE

      The outstanding principal amounts of the notes payable consist of the following as of December 31:

                                                        1998       1997
                                                      --------   --------
     Unsecured 9 1/4% Senior Subordinated Notes
       due 2003(a)................................... $114,646   $114,646
     Revolving Bank Credit Facility maturing 2002(b).  434,000    242,000
     Other...........................................    2,277      3,109
                                                      --------   --------
                                                      $550,923   $359,755
                                                      ========   ========

     --------------
     (a)Interest costs under the Unsecured 9 1/4% Senior Subordinated Notes due 2003 (the "Notes") totaled $10,622, $11,461 and $13,545 during 1998,
        1997 and 1996, respectively. As of December 31, 1998, the effective rate for the Notes was approximately 9 1/4%.

     (b)Interest costs under the $450,000 revolving credit facility totaled $30,680 and $9,188 during 1998 and 1997. The effective rate of interest as of December 31, 1998 was approximately 8.4%, including facility fees of 0.75% as of December 31, 1998. During 1997 and 1996, the Company had a $175,000 revolving credit facility for which it incurred interest costs of $1,855 and $1,558, respectively.

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

      On March 30, 1999, the Company entered into an amendment (the "amendment") to its existing Bank Credit Facility. The amendment provides for additional covenants and revises certain financial covenants to the Bank Credit Agreement. With the consummation of the amendment, the Company and its subsidiaries were in compliance with all applicable covenants, as amended at December 31, 1998. In addition, the amendment changes the maturity date of the Bank Credit Facility to May 2000. Significant additional covenants include the requirement for the Company to repay indebtedness at specified dates and amounts throughout 1999, based upon anticipated dates and cash proceeds to be received from the consummation of the Career Sales Division, Professional and the United Life Asset sales. The timing and required debt reduction follows:

                           Date                Amount
                           ----              ---------

                      April 30, 1999         $  40,000
                       May 31, 1999            127,000
                       June 30, 1999            70,000

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

      Total income taxes (benefits) were allocated as follows for the years ended December 31:

                                                    1998      1997     1996
                                                  -------   -------   -------
     Income (loss) before income taxes, equity
       in earnings of unconsolidated affiliates
       and extraordinary charge.................   (3,369)  $20,375   $40,957
     Extraordinary charge.......................     (900)       --    (1,277)
                                                  -------   -------   -------
                                                  $(4,269)  $20,375   $39,680
                                                  =======   =======   =======

      The provisions  for income tax expense  (benefit)  attributable  to income
(loss) before income taxes, equity in earnings of unconsolidated affiliates and extraordinary charge are as follows for the years ended December 31:

                                                    1998       1997    1996
                                                  --------   -------  -------
   Current U.S..................................  $(12,031)  $ 3,775  $(1,285)
   Current foreign..............................       778     3,598    2,319
   Deferred U.S.................................    10,108    10,984   35,482
   Deferred foreign.............................    (2,224)    2,018    4,441
                                                  --------   -------  -------
     Income tax expense (benefit)...............  $ (3,369)  $20,375  $40,957
                                                  ========   =======  =======

      Taxes (benefits) computed using the federal statutory rate of 35% are reconciled to the Company's actual income tax expense (benefit) attributable to income (loss) before extraordinary charge as follows for the years ended December 31:

                                                    1998        1997     1996
                                                  ---------   -------  -------

   Tax expense (benefit) computed at statutory
     rate.......................................  $(148,620)  $18,040  $38,702
   Dividends received deduction.................       (268)   (1,450)    (977)
   Amortization of costs in excess of net assets
     acquired...................................      3,678     3,341    3,040
   Impairment on assets held for sale...........    116,886        --       --
   Change in valuation allowance................     23,492      (525)  (1,265)
   Foreign taxes net of U.S. tax benefit........       (181)      263    1,507
   Other........................................      1,644       706      (50)
                                                  ---------   -------  -------
     Income tax expense (benefit)...............  $  (3,369)  $20,375  $40,957
                                                  =========   =======  =======

      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of December 31:

                                                 1998                        1997
                                           ------------------------     -----------------------
                                           Deferred      Deferred       Deferred     Deferred
                                             Tax            Tax           Tax           Tax
                                            Assets      Liabilities      Assets     Liabilities
                                           --------     -----------     --------    -----------
     Deferred policy acquisition costs..   $     --      $ 21,536       $    --      $ 90,151
     Present value of insurance in force         --        55,248            --        74,192
     Future policy benefits.............    106,212            --        62,131            --
     Net operating losses...............     41,081            --        38,584            --
     Foreign and alternative minimum tax
        credits.........................         --            --        22,851            --
     Unrealized gain on investment
        securities......................         --        16,890            --        20,140
     Other..............................     35,762            --        19,133         1,593
                                           --------      --------      --------      --------
                                            183,055        93,674       142,699       186,076
     Valuation allowance................    (44,784)           --       (10,367)           --
                                           --------      --------      --------      --------
                                           $138,271      $ 93,674      $132,332      $186,076
                                           ========      ========      ========      ========

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

(11) COMPUTATION OF EARNINGS (LOSS) PER SHARE

      The following is a reconciliation of net income (loss) applicable to common stock as well as common stock used to compute basic and diluted earnings
(loss) per share for the years ended December 31:

                                                   1998       1997     1996
                                                ---------   -------   -------
Reconciliation of net income (loss) applicable
   to common stock:
Basic net income (loss) applicable to common
   stock:
   Net income (loss) applicable to common
     stock before extraordinary charge..........$(439,532)  $30,607   $76,013
      Redemption of Series C Preferred Stock....   (1,913)      --       --
                                                ---------   -------   -------
                                                 (441,445)   30,607    76,013
      Extraordinary charge......................   (1,671)       --    (2,372)
                                                ---------   -------   -------
                                                $(443,116)  $30,607   $73,641
                                                =========   =======   =======
Diluted net income (loss) applicable to common
   stock:
   Net income (loss) applicable to common stock
     before extraordinary charge................$(439,532)  $30,607   $76,013
      Redemption of Series C Preferred Stock....   (1,913)       --        --
                                                ---------   -------   -------
                                                 (441,445)   30,607    76,013
      Common stock equivalents:
        Convertible preferred stock dividend
          requirements..........................       --        --    11,788
                                                ---------   -------   -------
                                                 (441,445)   30,607    87,801
      Extraordinary charge......................   (1,671)       --    (2,372)
                                                ---------   -------   -------
                                                $(443,116)  $30,607   $85,429
                                                =========   =======   =======

                                                   1998       1997     1996
                                                ---------   -------   -------
Common stock used to compute basic and diluted
   earnings (loss) per share:
Basic:
   Shares outstanding beginning of period.......   28,860    28,648    22,880
   Common stock issuance:
     Issuance of 5,131 common shares on March 5,
       1996.....................................       --        --     4,232
     Acquisition of United Life (483,839 common
       shares)..................................       --        --       212
   Incremental shares applicable to Stock
     Warrants/Stock Options.....................      374       143        74
   Acquisition of the Fickes and Stone
     Knightsbridge Interests....................      346        --        --
   Redemption of Series C Preferred Stock.......      521        --        --
   Treasury shares..............................   (1,010)     (775)     (190)
                                                ---------   -------   -------
                                                   29,091    28,016    27,208
                                                ---------   -------   -------
Diluted:
   Shares outstanding beginning of period.......   28,860    28,648    22,880
   Common stock issuance:
     Issuance of 5,131 common shares on March 5,
       1996.....................................       --        --     4,232
     Acquisition of United Life (483,839 common
       shares)..................................       --        --       212
   Incremental shares applicable to Stock
      Warrants/Stock Options....................      374       772     1,347
   Acquisition of the Fickes and Stone
      Knightsbridge Interests...................      346        --        --
   Redemption of Series C Preferred Stock.......      521        --        --
   Treasury shares..............................   (1,010)     (775)     (190)
   Conversion of $3.375 Convertible Preferred
     Stock at a rate of 2.2123 common shares
     to 1 preferred share.......................       --        --     5,088
   Conversion of $3.50 Series II Convertible
     Preferred Stock at a rate of 1.4327 common
     shares to 1 preferred share................       --        --     1,704
                                                ---------   -------   -------
                                                   29,091    28,645    35,273
                                                =========   =======   =======

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

      The following table summarizes data relating to stock options and warrants activity and associated weighted average option exercise price information for the years ended December 31:

                                      1998                1997                  1996
                                ------------------  -----------------    ------------------
Number of shares subject to
  option/warrant:
  Outstanding at beginning
     of year...............     3,344,477   $21.73  1,984,049  $11.56    2,148,599   $10.86
  Granted..................     1,244,072   $29.93  1,565,500  $32.34       44,000   $31.09
  Expired/cancelled........      (542,500)  $30.11    (46,303) $11.41      (59,000)  $13.82
  Exercised................      (616,572)  $14.36   (158,769) $ 7.97     (149,550)   $5.40
                                ---------           ---------            ---------
   Outstanding at end of year   3,429,477   $24.70  3,344,477  $21.73    1,984,049   $11.56
                                =========           =========            =========

Exercisable at end of year.     2,649,446   $22.47  2,037,067  $15.38    1,808,207   $11.40
                                =========           =========            =========

Available for future grant
   at end of year..........       726,292           1,488,460            2,792,000
                                =========           =========            =========

      The following table summarizes information concerning outstanding and exercisable options and warrants as of December 31, 1998:

                              Options/Warrants Outstanding          Options/Warrants Exercisable
                   -----------------------------------------------  ----------------------------
                                     Weighted          Weighted                     Weighted
    Range of          Number     Average Remaining     Average         Number        Average
 Exercise Prices   Outstanding   Contractual Life   Exercise Price  Exercisable  Exercise Price
 ---------------   -----------   -----------------  --------------  -----------  --------------
  $ 4.00 - $ 4.00      570,760         1.64             $ 4.00          570,760      $ 4.00
  $15.00 - $23.50      647,500         3.80             $16.59          587,500      $15.96
  $27.25 - $38.40    2,211,217         1.67             $31.45        1,490,561      $32.11
                     ---------                                        ---------
                     3,429,477                                        2,648,821
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

                                                      1998         1997       1996
                                                   ---------    ---------   --------
   Reconciliation  of net income (loss)
     applicable  to common stock:
   Basic net income (loss) applicable to
     common stock:
     Net income (loss) applicable to common
        stock before extraordinary charge (as
        reported)................................  $(439,532)   $  30,607   $ 76,013
        Redemption of Series C Preferred Stock...     (1,913)          --         --
                                                   ---------    ---------   --------
                                                    (441,445)          --     76,013
        Extraordinary charge.....................     (1,671)          --     (2,372)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (as reported)...................   (443,116)      30,607     73,641
        Pro forma compensation expense, net of
           tax benefits..........................     (3,316)     (10,229)      (287)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (pro forma).....................  $(446,432)   $  20,378   $ 73,354
                                                   =========    =========   ========

   Diluted net income (loss) applicable to common
     stock:
     Net income (loss) applicable to common stock
       before extraordinary charge (as reported).  $(439,532)     $30,607    $76,013
        Redemption of Series C Preferred Stock...     (1,913)          --         --
                                                   ---------    ---------   --------
                                                    (441,445)      30,607     76,013
        Common stock equivalents:
         Convertible preferred stock dividend
           requirements..........................         --           --     11,788
                                                   ---------    ---------   --------
                                                    (441,445)      30,607     87,801
        Extraordinary charge.....................     (1,671)          --     (2,372)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (as reported)...................   (443,116)      30,607     85,429
        Pro forma compensation expense, net of
           tax benefits..........................     (3,316)     (10,229)      (287)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
          stock (pro forma)......................  $(446,432)   $  20,378   $ 85,142
                                                   =========    =========   ========

   Per share information:
   Basic net income (loss) applicable to common
     stock:
     Net income (loss) applicable to common
        stock before extraordinary charge (as
        reported)................................  $  (15.17)   $    1.09   $   2.79
        Extraordinary charge.....................      (0.06)          --      (0.09)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (as reported)...................     (15.23)        1.09       2.70
        Pro forma compensation expense...........      (0.11)       (0.37)     (0.01)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (pro forma).....................  $  (15.34)   $    0.72   $   2.69
                                                   =========    =========   ========

   Common shares used in computing basic
     earnings (loss) per share...................     29,091       28,016     27,208
                                                   =========    =========   ========

   Diluted net income (loss) applicable to
     common stock:
     Net income (loss) applicable to common
      stock before extraordinary charge (as
      reported)..................................  $  (15.17)   $    1.07   $   2.16
        Common stock equivalents:
         Convertible preferred stock dividend
           requirements..........................         --           --       0.33
        Extraordinary charge.....................      (0.06)          --      (0.07)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (as reported)...................     (15.23)        1.07       2.42
        Pro forma compensation expense...........      (0.11)       (0.36)     (0.01)
                                                   ---------    ---------   --------
         Net income (loss) applicable to common
           stock (pro forma).....................  $  (15.34)   $    0.71   $   2.41
                                                   =========    =========   ========

   Common shares used in computing diluted
     earnings (loss) per share...................     29,091       28,645     35,273
                                                   =========    =========   ========

      The fair value of each option and warrant grant used to determine the pro forma amounts indicated in the previous table is estimated on the date of grant using the following weighted average assumptions for 1998, 1997 and 1996:

                                                    1998     1997     1996
                                                  -------  -------  -------

   Weighted average risk-free interest rate.....    6.06%    6.34%    6.62%
   Weighted average dividend yields.............      --%      --%      --%
   Volatility factors...........................    0.83      .61      .61
   Weighted average expected life (years).......    1.90     4.50     5.00
   Weighted average fair value per share........  $15.02   $15.67   $18.57

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

                                                        1998       1997
                                                      --------   -------

        Benefit obligation at beginning of year...... $ 10,380   $11,059
        Service cost.................................      184        --
        Interest cost................................    1,533       789
        Plan participants' contributions.............      364        65
        Actuarial (gain) loss........................    1,975      (478)
        Acquisition..................................   14,827        --
        Benefit paid.................................   (2,661)   (1,055)
                                                      --------   -------
         Benefit obligation at end of year........... $ 26,602   $10,380
                                                      ========   =======

      The liability for accrued benefit obligation includes the following at December 31, 1998 and 1997:

                                                        1998       1997
                                                      --------   -------

        Accumulated benefit obligation............... $ 26,602   $10,380
        Unrecognized prior service cost..............      162       216
        Unrecognized transition obligation...........   (5,185)   (4,202)
        Unrecognized actuarial loss..................      827     3,502
                                                      --------   -------
         Benefit obligation at end of year........... $ 22,406   $ 9,896
                                                      ========   =======

      Components of net periodic benefit cost include the following for the year ended December 31, 1998 and 1997:

                                                        1998       1997
                                                      --------   -------

        Service cost................................. $    130   $    --
        Interest cost................................    1,533       789
        Amortization of transition obligation........      657       288
        Recognized net actuarial loss................     (108)     (147)
                                                      --------   -------
         Net periodic benefit cost................... $  2,212   $   930
                                                      ========   =======

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

                                                           One           One
                                                        Percentage    Percentage
                                                          Point         Point
                                                         Increase      Decrease
                                                        ----------    ----------

      Effect on total of service and interest cost
        components...................................     $  121       $  (104)
      Effect on postretirement benefit obligation....      1,544        (1,331)

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

            Invested assets..............................  $1,842,749
            Insurance assets.............................     329,950
            Other assets.................................     249,105
                                                           ----------
              Total assets...............................  $2,421,804
                                                           ==========

            Insurance liabilities........................  $1,853,163
            Other liabilities............................     213,391
                                                           ----------
              Total liabilities..........................  $2,066,554
                                                           ==========

      For the year ended December 31, 1998 the Company recorded the impairment provision aggregating $342,960. In accordance with SFAS No. 121, the Company recorded an impairment provision to reduce costs in excess of net assets acquired in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would be likely to receive for such businesses. The fair value of the consideration likely to be received is based primarily upon the terms of definitive sales agreements. The impairment provisions for costs in excess of net assets acquired for the Career Sales Division, Professional and the United Life Assets were $100,138, $3,263 and $11,113, respectively. To the extent that additional impairment was necessary, as was the case for the Career Sales Division, the Company reduced other intangible assets in accordance with APB No.
17. As a result, the Company fully impaired the present value of insurance in force and deferred policy acquisition costs resulting in charges of $98,164 and 191,595, respectively, net of related deferred taxes of $95,137. Additionally, the Company established a liability aggregating $33,824 for the remaining impairment as a result of all monetary assets of the Career Sales Division being recorded at fair value. The Company will continue to evaluate the terms and conditions of the definitive agreements relative to its accounting basis in the Businesses Held for Sale and, as a result, may need to reflect additional impairment provisions prior to ultimate disposition of the Businesses Held for Sale.

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

                                                                     (Unaudited)
                                                        As Reported   Pro Forma
                                                            1998         1998
                                                        -----------  -----------
                                                         (In thousands, except
                                                           per share amounts)

      Total revenues.................................    $ 879,995     $449,868
      Income (loss) before extraordinary charge......     (421,259)     (66,328)
      Income (loss) before extraordinary charge
         applicable to common stock..................     (439,532)     (84,601)
      Per share information:
        Net income (loss) before extraordinary
          charge applicable to common stock-basic....    $  (15.17)    $  (2.97)
        Net income (loss) before extraordinary
          charge applicable to common stock-diluted..       (15.17)       (2.97)


                                                                     (Unaudited)
                                                        As Reported   Pro Forma
                                                            1997         1997
                                                        -----------  -----------
                                                         (In thousands, except
                                                           per share amounts)

      Total revenues.................................     $663,794    $490,564
      Income (loss) before extraordinary charge......       50,140     (16,863)
      Income (loss) before extraordinary charge
         applicable to common stock..................       30,607     (36,396)
      Per share information:
        Net income (loss) before extraordinary charge
          applicable to common stock-basic...........      $  1.09    $  (1.30)
        Net income (loss) before extraordinary charge
          applicable to common stock-diluted.........         1.07       (1.27)

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

      Minimum lease commitments for the Retained Businesses are:

            1999.........................................  $ 3,821
            2000.........................................    2,690
            2001.........................................    2,676
            2002.........................................    2,521
            2003.........................................    2,375
            2004 and thereafter..........................    2,242
                                                           -------
               Total minimum payments required...........  $16,325
                                                           =======

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

                                                     1998      1997     1996
                                                  --------- --------- ---------
   Direct policy revenues and amounts assessed
     against policyholders......................  $ 586,317 $ 375,538 $ 358,825
   Reinsurance assumed..........................      6,018     2,527     1,320
   Reinsurance ceded............................   (133,177)  (32,499)  (12,055)
                                                  --------- --------- ---------
     Net premiums and amounts earned............  $ 459,158 $ 345,566 $ 348,090
                                                  ========= ========= =========

   Policyholder benefits ceded..................  $ 109,079 $  33,612 $  35,868
                                                  ========= ========= =========

      Fees incurred for financial reinsurance were approximately, $675 in 1998, $145 in 1997, and $265 in 1996.

(21) RESTRUCTURING AND OTHER COSTS

      The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during the fourth quarter of 1998, the first quarter of 1998 and 1997. The restructuring was necessary as a result of the tremendous growth of the Company and the resulting diversification of the underlying businesses.

4th Quarter 1998 Plan

      The Company recorded in the fourth quarter of 1998 restructuring costs aggregating approximately $9,274 as a result of the decision to consolidate or merge substantially all of the Company's corporate functions into the Dallas infrastructure.

      The following reflects the impact of activity for the year ended December 31, 1998 on the restructuring accrual balances under the 4th Quarter 1998 Plan:

                                                        1998 Activities
                                                    -----------------------
                                                     Paid or
                                                     Charged                   1998
                                          1998       Against                  Ending
                                        Provision   Liability   Adjustments   Balance
                                        ---------   ---------   -----------   -------

  Severance and related benefits...     $   6,259   $  (3,985)  $      --     $ 2,274
  Estimated holding costs of
     vacated facilities............         2,954      (2,954)         --          --
  Estimated contract terminations
     costs.........................            61         (29)         --          32
                                        ---------   ---------   ---------     -------
                                        $   9,274   $  (6,968)  $      --     $ 2,306
                                        =========   =========   =========     =======


      The fourth quarter 1998 plan provided for the termination of 43 employees including substantially all of the executive and administrative employees in the Company's Bethesda and New York offices, based on the Company's decision to shut down the Bethesda and New York offices by May 31, 1999. It is anticipated that all severance will be paid by September 30, 1999 with the exception of one former executive officer whose severance will be paid monthly through December 2003. The Company had incurred costs of $3,985 which were charged against the accrual during 1998 for terminated employees.

      The fourth quarter 1998 plan recognized abandoned leasehold improvement costs in connection with the Company's plan to shut down the New York offices. The Company expensed $2,954 principally as a result of abandoning the New York leased property.

1st Quarter 1998 Plan

      On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interest. The acquisition allowed the Company to complete its divisional restructuring which began in 1997. As a result, the Company incurred restructuring costs aggregating approximately $11,767 for the year ended December 31, 1998, associated with the divisional restructuring.

      The following reflects the impact of activity for the year ended December 31, 1998 on the restructuring accrual balances under the 1st Quarter 1998 Plan:

                                                        1998 Activities
                                                    -----------------------
                                                     Paid or
                                                     Charged                   1998
                                          1998       Against                  Ending
                                        Provision   Liability   Adjustments   Balance
                                        ---------   ---------   -----------   -------

  Severance and related benefits...     $   3,831   $  (4,417)   $   1,205    $   619
  Estimated holding costs of
    vacated facilities.............         2,205          --           --      2,205
  Write-off of certain fixed assets         1,131        (831)        (300)        --
  Estimated contract terminations
    costs..........................         4,600      (3,247)      (1,353)        --
                                        ---------   ---------    ---------   --------
                                        $  11,767   $  (8,495)   $    (448)  $  2,824
                                        =========   =========    =========   ========

      Approximately 120 and 39 people, respectively, were estimated to be terminated, as a result of the decision to transfer all operations of Union Bankers to Raleigh and transfer operations of United Life from Baton Rouge to Dallas. In addition, the Company also restructured the operations in Raleigh. Certain employees in the areas of customer services, information technology, actuarial, legal, human resources and other policyholder service areas, totaling 54 people were considered for termination under the Raleigh portion of the restructuring plan. The Company recognized severance costs totaling $3,831. The Company charged $4,417 against the severance accrual during 1998 as the result of termination payments. In addition, during 1998 the Company increased the severance accrual by $1,610 as a result of the decision to terminate all 54 of Security Life's remaining Raleigh employees. This increase was partially offset in the amount of $405, due to the Company paying less severance costs as a result of natural attrition and other factors such as inter-company transfers of employees.

      The first quarter 1998 restructuring plan provided for vacating certain Dallas office space. In connection with the plan, the Company recorded estimated holding costs of vacated facilities of $2,205 which represented the net present value of the rent on the office space to be vacated net of the estimated sublease rent to be received.

      The first quarter 1998 plan also recognized impairment of certain furniture, fixture and data processing equipment totaling $1,131 which had been utilized in the office space to be vacated. The Company charged $831 of such assets against the accrual during 1998.

      As part of the first quarter 1998 restructuring plan, the Company terminated an information technology outsourcing agreement. The original contract termination fee was $4,600. As a result of an amendment to the termination agreement, the Company exited the agreement for a payment of $3,247 and the remaining accrual was adjusted during 1998.

1997 Plan

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

      The following reflects the impact of activity for the years ended December 31, 1997 and 1998 on the restructuring accrual balances under the 1997 plan:

                                              1997 Activities                     1998 Activities
                                          -----------------------             -----------------------
                                           Paid or                             Paid or
                                           Charged                   1997      Charged                   1998
                                 1997      Against                  Ending     Against                  Ending
                              Provision   Liability   Adjustments   Balance   Liability   Adjustments   Balance
                              ---------   ---------   -----------   -------   ---------   -----------   -------

Severance and related
  benefits..............      $   5,355   $  (2,411)   $(1,008)     $ 1,936    $   --      $(1,936)     $   --
Estimated holding costs of
  vacated facilities....          6,166      (1,916)        --        4,250      (841)      (3,409)         --
Write-off of certain
  fixed assets..........          1,526        (332)      (847)         347        --         (347)         --
Estimated contract
  termination costs.....             24          --         --           24        --          (24)         --
Investment in foreign
  operations............          6,000      (5,555)      (445)          --        --           --          --
                                -------    --------    -------      -------    ------      -------      ------
                                $19,071    $(10,214)   $(2,300)     $ 6,557    $ (841)     $(5,716)     $   --
                                =======    ========    =======      =======    ======      =======      ======


      The 1997 plan provided for the termination of approximately 269 employees in the Company's Raleigh offices and certain foreign operations and substantially all of the employees of the Company's Waco operations, totaling
114. The 1997 plan anticipated a significant consolidation of operations into an affiliate's Dallas offices over a twelve month period. As of December 31, 1997, the Company had charged $2,411 against the accrual for severance and related benefits. The Company adjusted the remaining severance accrual by $1,008 during 1997 due to natural attrition thus reducing the level of severance required coupled with the decision to retain certain employees indefinitely. As of December 31, 1997, the severance accrual was $1,936 which was adjusted during 1998 as a result of the decision not to merge the Company's Waco operations into Dallas.

      The plan also provided for vacating of certain leased facilities and abandoning certain Company owned real estate. The Company accrued $6,166 for holding and abandonment costs associated with these facilities. During 1997, the Company charged $1,916 to such accrued lease costs. During 1998, the Company further charged $841 to the accrued costs. As of December 31, 1998, the remaining accrual was no longer necessary as a result of the decision to retain the Waco operating platform.

      In addition, the 1997 plan recognized the impairment of certain furniture, fixture and data processing equipment of $1,526 as a result of the decision to abandon certain Company owned and leased facilities. During 1998 and 1997, the Company charged off furniture, fixtures and data processing equipment totaling $-- and $332, respectively, and adjusted the original impairment provision by $347 and $847, respectively.

      Contract termination costs provided in the 1997 plan were adjusted to zero during 1998 as a result of the ultimate settlement of certain contracts without penalty.

      Restructuring charges in the 1997 plan also included a $6,000 provision for the write-off of the Company's investment in certain foreign operations, principally Argentina. In 1997, the Company disposed of the foreign operations at a costs of $5,555 and the balance of $445 was adjusted to zero.

Other Costs

      The Company incurred approximately $6,296 and $4,652 of pre-tax incremental costs ("period costs") associated with the corporate restructuring for the years ended December 31, 1998 and 1997, respectively. Such costs are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) as underwriting and other administrative expenses.

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

(22) FINANCIAL INSTRUMENTS

      The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 1998 and 1997:

                                                               1998                   1997
                                                     -----------------------  ----------------------
                                                      Carrying       Fair      Carrying     Fair
                                                        Value        Value      Value       Value
                                                     -----------  ----------  ----------  ----------
Assets:
  Cash and cash equivalents ........................  $   92,727  $   92,727  $  109,013  $  109,013
  Fixed maturities .................................   2,589,714   2,589,714   2,718,982   2,718,982
  Equity securities ................................       2,035       2,035      30,257      30,257
  Mortgage loans ...................................      36,882      38,865     240,879     248,052
  Policy loans .....................................     207,490     207,490     145,108     145,108
  Other investments ................................      27,406      27,406      95,875      95,875
  Accounts and notes receivable ....................      14,319      14,319      46,655      46,655
Liabilities:
  Notes payable ....................................     550,923     497,039     359,755     364,914
  Universal life and investment contract liabilities   2,063,823   1,756,762   2,496,055   2,092,348

      The following methods and assumptions are used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and Cash Equivalents, Accounts and Notes Receivable: The carrying value approximates their fair value due to the short-term maturity of these instruments.

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

(24) UNAUDITED QUARTERLY FINANCIAL DATA

      The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

(In thousands, except per share amounts)

1998 Quarter-ended                                        March 31    June 30    September 30   December 31
------------------                                        --------    -------    ------------   -----------

Total revenues ........................................   $232,651   $ 227,888    $  225,682    $  193,774
Net income (loss) applicable to common stock...........   $ (3,686)  $(163,904)   $ (165,088)   $ (108,525)
Net income (loss) per share of common
  stock - basic .......................................   $  (0.20)  $   (5.60)   $    (5.64)   $    (3.71)
Net income (loss) per share of common
  stock - diluted .....................................   $  (0.20)  $   (5.60)   $    (5.64)   $    (3.71)



1997 Quarter-ended                                        March 31    June 30     September 30  December 31
------------------                                        --------    -------     ------------  -----------

Total revenues ........................................   $168,116    $ 163,608   $  172,968    $  159,102
Net income (loss) applicable to common stock...........   $  7,436    $  13,209   $   26,070    $  (16,108)
Net income (loss) per share of common
  stock - basic .......................................   $   0.26    $    0.47   $     0.93    $    (0.58)
Net income (loss) per share of common
  stock - diluted .....................................   $   0.25    $    0.45   $     0.80    $    (0.58)

      The Company's fourth quarter 1998 reported loss primarily resulted from an additional impairment provision associated with assets of Businesses Held for Sale totaling $57,475. The Company unlocked actuarial assumptions of future interest rates, lapses, expenses and mortality on interest sensitive blocks of business (principally interest sensitive and deferred annuity products) resulting in additional amortization of deferred policy acquisition costs and present value of insurance in force amounting to approximately $16,250. Such unlocking was necessary principally as a result of deteriorating persistency associated with certain blocks of business in the Payroll Sales Division which aggregated approximately $8,575. The remaining amortization resulted from the application of current period assumptions (unlocking) for expenses and persistency for the Financial Services Division. In addition, the Company incurred restructuring costs of $7,228.

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

KPMG Peat Marwick LLP
Dallas, Texas

March 19, 1998



              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 1997 and 1996
                   (In thousands, except share information)

                                                                                                             1997        1996
                                                                                                         ----------   ----------
ASSETS
Investments:
  Fixed maturities available for sale at fair value (cost$$1,643,769 $nd $1,270,507)..................   $1,677,508   $1,255,270
  Equity securities available for sale at fair value (cost $688 and $959).............................        1,079        1,129
  Mortgage loans on real estate, net of allowance of $680 in 1997 and $1,000 in 1996..................       51,070       59,993
  Policy loans .......................................................................................      123,041      128,551
  Short-term investments .............................................................................      157,140      135,203
  Collateral loans ...................................................................................         --         21,308
  Real estate ........................................................................................        1,893        7,649
  Other investments ..................................................................................        8,461        5,553
                                                                                                         ----------   ----------
   Total investments .................................................................................    2,020,192    1,614,656
Cash .................................................................................................        6,576       26,692
Due from reinsurers ..................................................................................      109,051      259,288
Accrued investment income ............................................................................       25,224       20,802
Accounts and notes receivable, net of allowance of $181 and $5615,507 ................................       13,773
Present value of insurance in force ..................................................................       58,565       71,333
Deferred policy acquisition costs ....................................................................       30,606       15,095
Deferred income taxes, net ...........................................................................       34,746       47,954
Other assets .........................................................................................       19,025       18,549
Costs in excess of net assets acquired ...............................................................      115,388      119,760
                                                                                                         ----------   ----------
   Total assets ......................................................................................   $2,424,880   $2,207,902
                                                                                                         ==========   ==========

LIABILITIES

Policy liabilities and accruals:
  Future policy benefits on traditional products .....................................................   $  554,998   $  584,179
  Universal life and investment contract liabilities .................................................    1,315,496    1,088,335
  Policy and contract claims .........................................................................       57,517       55,011
  Other policyholder funds ...........................................................................       14,203       17,635
                                                                                                         ----------   ----------
   Total policy liabilities and accruals .............................................................    1,942,214    1,745,160
Federal income taxes payable .........................................................................        1,298        9,118
Notes payable ........................................................................................      154,750      159,750
Accrued expenses and other liabilities ...............................................................       97,211      118,119
                                                                                                         ----------   ----------
   Total liabilities .................................................................................    2,195,473    2,032,147
                                                                                                         ----------   ----------

Mandatorily redeemable preferred stock:
  Series A 10%, $.01 par value, $100 redemption value; 500,000 shares authorized, 257,070 and 232,890
     issued and  outstanding at December 31, 1997 and 1996, respectively..............................       25,707       23,289

  5.5% preferred stock $.01 par value, $10,000 redemption value; 2,000 shares authorized, 1,118 and
     1,059 shares issued and outstanding at December 31, 1997 and 1996, respectively..................       11,184       10,590

SHAREHOLDERS' EQUITY
Common Stock, Class A, $.01 par value; 18,000,000 shares authorized; 3,500,000 shares issued and
  outstanding.........................................................................................           35           35
Common Stock, Class B, non-voting $.01 par value; 10,000,000 shares authorized; 8,400,000 shares
  issued and outstanding..............................................................................           84           84
Additional paid in capital ...........................................................................      116,992      120,626
Unrealized gains (losses) on securities available for sale, net of tax (benefit) of $11,776 and
  ($4,224) ...........................................................................................       21,870       (8,081)
Retained earnings ....................................................................................       53,535       29,212
                                                                                                         ----------   ----------
   Total shareholders' equity ........................................................................      192,516      141,876
                                                                                                         ----------   ----------
   Total liabilities and shareholders' equity ........................................................   $2,424,880   $2,207,902
                                                                                                         ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.



              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                for the Years Ended December 31, 1997 and 1996
                                (In thousands)


                                                                       1997        1996
                                                                     --------   --------
Revenues:
  Premiums .......................................                   $103,138   $152,803
  Interest sensitive policy product charges ......                     42,680     44,109
  Net investment income ..........................                    126,427    128,692
  Net gains from sale of investments .............                      1,841        516
  Other income, including $15,811 in earnings of
     limited partnership in 1996..................                     16,039     27,439
                                                                     --------   --------
   Total revenues ................................                    290,125    353,559
                                                                     --------   --------

Benefits and expenses:
  Policyholder benefits incurred .................                    201,385    234,773
  Change in liability for future policy benefits
    and other policy benefits.....................                    (35,103)   (36,929)
  Amortization of present value of insurance
   in force and deferred policy acquisition costs                      21,589     23,392
  Amortization of costs in excess of net assets
   acquired.......................................                      4,130      4,130
  Underwriting and other administrative expenses..                     40,600     65,110
  Interest and amortization of deferred debt
     issuance costs                                                    13,773     14,052
                                                                     --------   --------
   Total benefits and expenses ...................                    246,374    304,528
                                                                     --------   --------

Income before income taxes .......................                     43,751     49,031
   Income taxes ..................................                     16,416     18,149
                                                                     --------   --------
Net income .......................................                     27,335     30,882
   Preferred stock dividend requirements .........                      3,012      2,754
                                                                     --------   --------
Net income available to common shareholders ......                   $ 24,323   $ 28,128
                                                                     ========   ========


         See accompanying Notes to Consolidated Financial Statements.



              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                for the Years Ended December 31, 1997 and 1996
                                (In thousands)


                                                                           Unrealized
                                                                           Gain (Loss)
                                       Common    Common     Additional    on Securities
                                        Stock     Stock       Paid in       Available     Retained
                                       Class A   Class B      Capital     for Sale, Net   Earnings     Total
                                       -------   -------    ----------    --------------  --------     -----

Balance at December 31, 1995......     $    35   $    84     $120,626       $ 2,413       $  1,084    $124,242
Net income .......................          --        --           --            --         30,882      30,882
Preferred dividends ..............          --        --           --            --         (2,754)     (2,754)
Unrealized loss on securities
  available for sale, net ........          --        --           --       (10,494)            --     (10,494)
                                       -------   -------     --------       -------       --------    --------

Balance at December 31, 1996 .....          35        84      120,626        (8,081)        29,212     141,876
Net income .......................          --        --           --                       27,335      27,335
Preferred dividends ..............          --        --           --                       (3,012)     (3,012)
Deemed dividend to eliminate
   effects of reinsurance contract
  with affiliate .................          --        --       (3,634)        4,161             --         527
Unrealized gain on securities
  available for sale, net ........          --        --           --        25,790             --      25,790
                                       -------   -------     --------       -------       --------    --------

Balance at December 31, $997......     $    35   $    84     $116,992       $21,870       $ 53,535    $192,516
                                       =======   =======     ========       =======       ========    ========

         See accompanying Notes to Consolidated Financial Statements.


              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the Years Ended December 31, 1997 and 1996
                                (In thousands)


                                                                    1997         1996
                                                                ---------      --------
Cash flows from operating activities:
  Net income ...............................................    $  27,335      $ 30,882
  Adjustments to reconcile net income to net cash used by
     operating activities:
   Adjustments relating to universal life and investment
     products:
     Interest credited to account balances .................       55,135        56,203
     Charges for mortality and administration ..............      (50,687)      (50,689)
   Capitalization of deferred policy acquisition costs .....      (24,808)      (16,806)
   Amortization of intangibles, depreciation and accretion,
     net....................................................       26,545        29,427
   Decrease in policy liabilities, accruals and other
     policyholder funds.....................................      (24,319)      (54,427)
   Decrease in accrued expenses and other liabilities ......      (19,673)       (7,477)
   Decrease (increase) in notes and accounts receivable and
     accrued investment income .............................        3,844        (3,000)
   (Decrease) increase in taxes payable ....................       (7,820)        5,218
   Deferred income taxes ...................................         (836)       12,847
   Equity in undistributed earnings of limited partnership .         --         (15,811)
   Net gains from sales of investments .....................       (1,841)         (516)
   Other, net ..............................................        5,330         7,916
                                                                ---------      --------
     Net cash used by operating activities .................      (11,795)       (6,233)
                                                                ---------      --------
Cash flows from investing activities:
  Sales of fixed maturities available for sale .............      201,402        52,085
  Maturities and other redemptions of fixed maturities
     available for sale ....................................      129,600       147,114
  Sales of mortgages, real estate and other investments ....        7,512        57,278
  Principal collected on mortgage loans and collateral
     loans .................................................       28,030         4,687
  Change in short-term investments, net ....................      (21,929)       19,369
  Distributions from limited partnership ...................           --        53,520
  Purchases of fixed maturities available for sale .........     (419,525)
  Purchases of other investments ...........................         (764)         (694)
                                                                ---------      --------
     Net cash (used) provided by investing activities ......      (75,674)        9,774
                                                                ---------      --------
Cash flows from financing activities:
  Receipts from interest sensitive products credited to
    policyholders' account balances ........................      103,243        99,409
  Return of policyholders' account balances on interest
    sensitive products .....................................     (102,112)     (117,806)
  Cash provided by reinsurance recapture ...................       21,222          --
  Cash provided by assumed reinsurance with affiliate ......       50,000          --
  Reduction of notes payable ...............................       (5,000)         (250)
                                                                ---------      --------
     Net cash provided (used) by financing activities ......       67,353       (18,647)
                                                                ---------      --------
Decrease in cash ...........................................      (20,116)      (15,106)
Cash at beginning of year ..................................       26,692        41,798
                                                                ---------      --------
Cash at end of year ........................................    $   6,576      $ 26,692
                                                                =========      ========
Supplemental disclosures:
  Income taxes paid ........................................    $  25,072      $     84
  Interest paid ............................................       12,305        12,714
Non-cash financing activities:
  Preferred stock issued as dividends ......................        3,012         2,754


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

3. Investments

Investments in a single entity, other than obligations of the U.S. Government or agencies thereof, totaling in excess of 10% of total shareholders equity at December 31, 1997 and 1996 are listed below:

                                                   1997                     1996
                                          ------------------------   ------------------------
                                                      Percent of                 Percent of
                                          Carrying   Shareholders'   Carrying   Shareholders'
                                           Value       Equity         Value         Equity
                                          --------   -------------   --------   -------------
Fund America Investors Corp., Ser. 93-C,
  Class B Certificates .................   $19,271        10.0%       $16,250        11.2%
James M. Fail and Stone Capital, Inc.
  Collateral loans .....................        --          --         21,308        14.7

The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1997 and 1996 by categories of securities are as follows:

                                                                                             Gross         Gross
                                                                              Amortized    Unrealized    Unrealized      Fair
                                                                                 Cost        Gains         Losses        Value
                                                                              ---------    ----------    ----------      -----
December 31, 1997:
   Mortgage-backed securities ............................................    $  820,837     $22,791      $(1,434)    $  842,194
   U.S. Treasury securities and obligations of
      U.S. Government corporations and agencies ..........................        27,492          91          (12)        27,571
   Debt securities issued by states of the United States
      and political subdivisions of the states ...........................        22,469         365         (130)        22,704
   Debt securities issued by foreign governments .........................        20,525         821           --         21,346
   Corporate debt securities .............................................       752,446      14,664        (3,417)      763,693
                                                                              ----------     -------       -------    ----------
     Total fixed maturities available for sale ...........................    $1,643,769     $38,732       $(4,993)   $1,677,508
                                                                              ==========     =======       =======    ==========

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

                                                                                          Gross         Gross
                                                                           Amortized    Unrealized    Unrealized      Fair
                                                                             Cost         Gains         Losses        Value
                                                                          ----------    ----------    ----------      -----
December 31, 1996:
Mortgage-backed securities ..........................................     $  609,593     $ 8,153       $ (7,304)    $  610,442
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies .........................         49,598         224           (343)        49,479
Debt securities issued by states of the United States
   and political subdivisions of the states .........................         15,226          --           (388)        14,838
Debt securities issued by foreign governments .......................         22,698         176           (870)        22,004
Corporate debt securities ...........................................        573,392       1,429        (16,314)       558,507
                                                                          ----------     -------       --------     ----------
  Total fixed maturities available for sale... ......................     $1,270,507     $ 9,982       $(25,219)    $1,255,270
                                                                          ==========     =======       ========     ==========

The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below:

                                                               Amortized       Fair
                                                                  Cost         Value
                                                               ---------       -----
Available for sale:
 Due in one year or less ...................................  $   28,929   $   28,921
 Due after one year through five years .....................     234,776      236,677
 Due after five years through ten years ....................     272,127      275,248
 Due after ten years .......................................     287,100      294,468
                                                              ----------   ----------
                                                                 822,932      835,314
 Mortgage-backed securities ................................     820,837      842,194
                                                              ----------   ----------
                                                              $1,643,769   $1,677,508
                                                              ==========   ==========

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

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

The Company had non-income producing investments at December 31, 1997 with an amortized cost and fair value as follows:

                                               Amortized
                                                 Cost       Fair Value
                                               ---------    ----------

            Fixed maturities.................  $     487    $      66
            Equity securities................        688        1,079
            Other investments................      5,778        5,791
                                               ---------    ---------
                                               $   6,953    $   6,936
                                               =========    =========

At December 31, 1997 net unrealized appreciation of equity securities of $391 consisted of gross unrealized gains of $415, less unrealized losses of $24. At December 31, 1996 net unrealized appreciation of $170 consisted of gross unrealized gains of $207, less unrealized losses of $37.

Following is an analysis of net gains (losses) from sale of investments for the years ended December 31, 1997 and 1996:

                                                     1997       1996
                                                  ---------   ---------

            Fixed maturities.................     $     553   $   1,385
            Equity securities................            --         (43)
            Other investments................         1,146       1,736
            Real estate......................           134        (125)
            Mortgage loans...................            --      (2,437)
            Short-term investments...........             8          --
                                                  ---------   ---------
                                                  $   1,841   $     516
                                                  =========   =========

For the year ended December 31, 1997, net realized gains on sale of fixed maturities consisted of gross gains of $2,779 and gross losses of $2,226. For the year ended December 31, 1996, net realized gains on sale of fixed maturities consisted of gross gains of $2,923 and gross losses of $1,538.

Following are changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 1997 and 1996:

                                                           1997        1996
                                                         ---------   ---------
 Investments carried at fair value:

  Fixed maturities...................................... $  48,976   $ (18,991)
  Equity securities.....................................       221         194
  Other investments.....................................      (713)      1,652
                                                         ---------   ---------
                                                            48,484     (17,145)

Eliminate effects from reinsurance contract with
  affiliate ............................................    (4,161)         --
Less effect on other balance sheet accounts:
  Value of business acquired and deferred acquisition
    costs ..............................................    (2,768)      1,362
  Deferred income taxes.................................   (16,000)      5,524
  Minority interest in unrealized losses................       235        (235)
                                                         ---------   ---------
Change in unrealized investment gains and losses........ $  25,790   $ (10,494)
                                                         =========   =========

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

Major categories of net investment income for the years ended December 31, 1997 and 1996 consist of the following:

                                                            1997        1996
                                                         ---------   ---------

  Fixed maturities...................................... $  98,906   $  87,348
  Equity securities.....................................        --          58
  Mortgage loans........................................     5,490      11,156
  Policy loans..........................................     7,621       8,011
  Short-term investments................................     4,442       7,738
  Collateral loans......................................     2,218       2,947
  Real estate...........................................       441       3,956
  Investments held in trust under reinsurance treaty(a).     9,617      12,130
  Other investments.....................................     1,250       1,503
  Investment expenses...................................    (3,558)     (6,155)
                                                         ---------   ---------
                                                         $ 126,427   $ 128,692
                                                         =========   =========
  --------------------
  (a)Investments held in trust by a reinsurer with carrying values of $121,016 as of December 31, 1996, are included in amounts due from reinsurers. This contract was recaptured during 1997 (see Note 10).

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

                                                            Percent of Total
                                        Carrying Value       Carrying Total
                                        --------------       --------------

Texas ..................................    $23,832                46.7%
Illinois ...............................      7,029                13.7
Oklahoma ...............................      4,915                 9.6
Florida ................................      3,180                 6.3
Kansas .................................      2,527                 4.9
All other ..............................      9,587                18.8
                                            -------               -----
Balance, end of period .................    $51,070               100.0%
                                            =======               =====

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

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. Investments (Continued)

Following is an analysis of the investment in the GSSW limited partnership for the year ended December 31, 1996:

      Balance, beginning of period...............................  $ 39,600
      Equity in operating earnings during year...................     3,640
      Equity in earnings on transactions at December 31, 1996....    13,171
      Distributions during year..................................    (6,000)
      Net distributions at December 31, 1996.....................   (47,520)
                                                                   --------
      Balance, December 31, 1996.................................  $  2,891
                                                                   ========

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

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4. Policy Liabilities and Accruals (Continued)

Total policy liabilities and accruals consist of the following as of December 31, 1997 and 1996:

                                                                 1997         1996
                                                              ----------   ----------
     Future policy benefits on traditional products:
       Traditional life insurance contracts ...............   $  335,283   $  344,520
       Traditional annuity products .......................      105,663      105,246
       Individual accident and health .....................       87,152      104,071
       Unearned premiums ..................................       26,900       30,342
                                                              ----------   ----------
        Total future policy benefits ......................      554,998      584,179
                                                              ----------   ----------

     Universal life and investment contract liabilities:
       Universal life and annuities .......................    1,315,333    1,086,632
       Guaranteed investment contracts ....................          163        1,703
                                                              ----------   ----------
        Total universal and investment contract liabilities    1,315,496    1,088,335
                                                              ----------   ----------

     Policy and contract claims ...........................       57,517       55,011
     Other policyholder funds .............................       14,203       17,635
                                                              ----------   ----------

        Total policy liabilities and accruals .............   $1,942,214   $1,745,160
                                                              ==========   ==========

The following table presents information on changes in the liability for policy and contract claims for the years ended December 31, 1997 and 1996:

                                                     1997         1996
                                                  --------      --------

     Policy and contract claims at January 1      $ 55,011      $ 62,140
     Less reinsurance recoverables ..........          153           118
                                                  --------      --------
       Net balance at January 1 .............       54,858        62,022
                                                  --------      --------

     Add claims incurred, net of reinsurance
       related to:
       Current year .........................       81,168        91,496
       Prior years ..........................       (6,012)       (2,646)
                                                  --------      --------
                                                    75,156        88,850
                                                  --------      --------
     Deduct claims paid, net of reinsurance
       related to:
       Current year .........................       58,658        52,240
       Prior years ..........................       13,839        43,774
                                                  --------      --------
                                                    72,497        96,014
                                                  --------      --------
     Policy and contract claims, net of
        related reinsurance recoverables at
        December 31 ......... ...............       57,517        54,858
     Plus reinsurance recoverables ..........         --             153
                                                  --------      --------
     Policy and contract claims at December 31    $ 57,517      $ 55,011
                                                  ========      ========

As a result of changes in estimates of insured events in prior years, the liability for policy and contract claims decreased, net of reinsurance, by $6,012 in 1997 and $2,646 in 1996.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. Notes Payable

The outstanding principal amounts of notes payable at December 31, 1997 and 1996 consist of the following:

                                                            1997        1996
                                                          --------   --------

     Revolving bank debt ..............................   $ 90,250   $ 95,000
     Bank debt with quarterly principal requirements ..      24,50     24,750
     7.0% convertible subordinated note ...............     40,000     40,000
                                                          --------   --------
                                                          $154,750   $159,750
                                                          ========   ========

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

Total income taxes for the years ended December 31, 1997 and 1996 are as follows:

                                                            1997        1996
                                                          ---------   ---------

      Current.........................................    $  17,252   $   5,302
      Deferred........................................         (836)     12,847
                                                          ---------   ---------
                                                          $  16,416   $  18,149
                                                          =========   =========

Income taxes computed using the prevailing corporate tax rate of 35% are reconciled to the Company's actual income tax expense attributable to income for the years ended December 31, 1997 and 1996, as follows:

                                                             1997        1996
                                                           --------    --------

     Tax expense computed at statutory rate ...........    $ 15,313    $ 17,161
     Amortization of costs in excess of net assets
      acquired ........................................       1,445       1.445
     Change in deferred tax asset valuation allowance .         364        (183)
     Other ............................................        (706)       (274)
                                                           --------    --------
                                                           $ 16,416    $ 18,149
                                                           ========    ========

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7. Income Taxes (Continued)

Temporary differences, including $1,956 in 1997 of deferred tax assets transferred in association with a reinsurance contract with an affiliate, between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets (liabilities) at December 31, 1997 and 1996 relate to the following:

                                                             1997        1996
                                                           --------   ---------
     Deferred tax assets:
       Deferred policy acquisition costs ..............    $  9,548   $  10,407
       Future policy benefits .........................      73,660     112,408
       Invested assets, subject to capital gains
        treatment .....................................      24,907      16,770
       Net unrealized loss ............................        --         4,224
                                                           --------   ---------
                                                            108,115     143,809
                                                           --------   ---------

     Deferred tax liabilities:
       Present value of insurance in force ............     (20,498)    (24,967)
       Other assets and liabilities ...................     (20,123)    (50,280)
       Net unrealized gain ............................     (11,776)       --
                                                           --------   ---------
                                                            (52,397)    (75,247)
                                                           --------   ---------

       Net deferred tax asset .........................      55,718      68,562
       Valuation allowance ............................     (20,972)    (20,608)
                                                           --------   ---------
                                                           $ 34,746   $  47,954
                                                           ========   =========

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

8. Deferred Policy Acquisition Costs and Present Value of Insurance in Force

Deferred policy acquisition costs represent commissions and certain costs of policy issuance and underwriting. Information relating to these costs for the years ended December 31, 1997 and 1996, is as follows:

                                                                                 1997        1996
                                                                               --------    -------
     Balance at beginning of period ........................................   $ 15,095    $   --
     Policy acquisition costs deferred:
       Commissions .........................................................     17,443      11,810
       Underwriting and issue costs ........................................      7,366       4,996
     Released by 80% coinsurance of Medicare business (see Note 10) ........         --      (1,243)
     Policy acquisition costs amortized ....................................     (9,092)       (503)
     Unrealized investment (gain) loss adjustment ..........................       (206)         35
                                                                               --------     -------
     Unamortized deferred policy acquisition costs$at period end ...........   $ 30,606     $15,095
                                                                               ========     =======

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

Information related to the present value of insurance in force for the years ended December 31, 1997 and 1996 is as follows:

                                                                            1997        1996
                                                                          --------    ---------

     Balance at beginning of year .....................................   $ 71,333    $ 115,831
     Released by 80% coinsurance of Medicare business (see Note 10) ...         --      (22,936)
     Accretion of interest ............................................      3,806        4,415
     Amortization .....................................................    (16,303)     (27,304)
     Transferred on assumed reinsurance contract with affiliate .......      2,291           --
     Unrealized investment (gain) loss adjustment .....................     (2,562)       1,327
                                                                          --------    ---------
       Balance at end of year .........................................   $ 58,565    $  71,333
                                                                          ========    =========

Expected amortization, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 5.5% to 6.6% for the next five years of the present value of insurance in force is as follows:

                                                     Beginning        Gross        Accretion         Net
                                                      Balance      Amortization   of Interest   Amortization
                                                      -------      ------------   -----------   ------------

     1998 ...................................         $58,565        $12,805        $3,226         $9,579
     1999 ...................................          48,986          7,806         2,719          5,087
     2000 ...................................          43,899          8,374         2,315          6,059
     2001 ...................................          37,840          6,957         1,989          4,968
     2002 ...................................          32,872          5,673         1,724          3,949


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

                                                              1997           1996
                                                           ---------      ---------
     Direct policy revenues and amounts assessed
       against policyholders ..........................    $ 252,656      $ 255,352
     Reinsurance assumed ..............................        1,182          3,483
     Reinsurance ceded ................................     (108,020)       (61,923)
                                                           ---------      ---------
     Net premiums and amounts earned ..................    $ 145,818      $ 196,912
                                                           =========      =========

     Policyholder benefits ceded ......................    $  78,767      $  25,513
                                                           =========      =========

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

Southwestern Life previously ceded a block of annuities under a reinsurance agreement with Employees Reassurance Corporation (ERC). Such reinsurance, accounted for as a financing arrangement, is not reflected in the accompanying financial statements except for the risk fees paid to ERC. The reinsurance agreement was terminated as of November 30, 1997. Statutory surplus provided by this treaty totaled $8,714 at December 31, 1996. Risk fees paid to the reinsurer were 2% of the net amount of surplus provided, but not less than a minimum fee of $40 per quarter, and totaled $110 and $222 for the years ended December 31, 1997 and 1996, respectively. Amounts due from reinsurers included amounts due from ERC of $121,016 at December 31, 1996. The underlying assets held by ERC had carrying values of $121,016 and fair values of $122,639 at December 31, 1996.

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

                                                         1997      1996
                                                     ---------  ---------
     Accrued postretirement benefits, beginning of
        year ......................................  $  12,686  $  12,821
                                                     ---------  ---------
     Recognition of components of net periodic
        postretirement benefit cost:
      Service cost ................................        269         244
      Interest cost................................        930         834
                                                     ---------  ---------
      Net periodic postretirement benefit cost.....      1,199       1,078
     Benefit payments..............................     (1,290)     (1,213)
                                                     ---------  ---------
     Net change....................................        (91)       (135)
                                                     ---------  ---------
     Accrued postretirement benefits, end of year..  $  12,595   $  12,686
                                                     =========   =========

     The liability for accrued postretirement benefits includes the following at December 31, 1997 and 1996:

     Accumulated postretirement benefit obligation:

      Retirees.....................................  $  11,167   $  10,884
      Active eligible..............................      1,076       1,194
      Active ineligible............................        944         831
                                                     ---------   ---------
                                                        13,187      12,909
     Unrecognized actuarial loss...................       (592)       (223)
                                                     ---------   ---------
     Accrued postretirement benefits...............  $  12,595   $  12,686
                                                     =========   =========

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

Minimum lease commitments are:

            1998......................................  $ 2,381
            1999......................................    2,685
            2000......................................    2,666
            2001......................................    2,652
            2002......................................    2,497
            2003 and thereafter.......................   10,704
                                                        -------
              Total minimum payments required.........  $23,585
                                                        =======

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

14. Other Operating Information

Underwriting and other administrative expenses for the years ended December 31, 1997 and 1996 are as follows:

                                                        1997        1996
                                                     ---------   ---------

     Non-deferrable commission expense.............  $  19,746   $  30,768
     Commission allowances on reinsurance ceded....    (12,696)     (8,331)
     Taxes, licenses and fees......................      7,492       9,214
     General and administrative expenses...........     34,467      39,241
     Expense allowance on reinsurance ceded........     (8,409)     (5,782)
                                                     ---------   ---------
      Underwriting and other administrative expenses $  40,600   $  65,110
                                                     =========   =========

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15. Financial Instruments

The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 1997 and 1996:

                                                                 1997                      1996
                                                        ----------------------   ------------------------
                                                         Carrying     Fair        Carrying        Fair
                                                           Value      Value         Value         Value
                                                        ----------  ----------   ----------    ----------
Assets:
  Cash and short-term investments ................      $  163,716  $  163,716   $  161,895    $  161,895
  Fixed maturities ...............................       1,677,508   1,677,508    1,255,270     1,255,270
  Equity securities ..............................           1,079       1,079        1,129         1,129
  Mortgage loans .................................          51,070      51,816       59,993        59,993
  Policy loans ...................................         123,041     123,041      128,551       128,551
  Collateral loans ...............................            --          --         21,308        21,308
  Other investments ..............................           8,461       8,461        5,553         5,553
  Interest rate cap ..............................              41        --            145          --
  Agent and premium receivables ..................           5,508       5,508       13,773        13,773
Liabilities:
  Notes payable ..................................         154,750     154,750      159,750       159,750
  Universal life and investment contract
    liabilities ..................................       1,315,496   1,315,496    1,088,335     1,088,335

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

      Interest rate cap: The fair value of the interest rate cap is $-- as the current interest rate is below the cap rate.

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

16. Subsequent Event

On January 2, 1998, PennCorp acquired all of the outstanding common stock held by Knightsbridge and certain other parties for aggregate cash consideration ranging from $73,777 to $77,444 (excluding anticipated acquisition expenses) depending upon the outcome of certain contingencies. As a result, SWF became a wholly-owned subsidiary of PennCorp. After the acquisition of the common stock, PennCorp repaid SWF's bank revolving debt in the amount of $90,250 and its bank term debt in the amount of $24,500. Consequently, the Company will realize an extraordinary charge in 1998 for the write-off of deferred costs of $2,571 associated with these loans. In addition, PennCorp canceled the $40,000 SWF note it acquired from ICH.

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

                 (Remainder of Page Intentionally Left Blank)

                                    PART IV

Item 14Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(3) Suchexhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. filed with the Securities and Exchange Commission on October 10, 1996.

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

                                    PENNCORP FINANCIAL GROUP, INC.
                                    (Registrant)


                                    By: /s/ Keith A. Maib
                                        ------------------------------------
                                        Keith A. Maib
                                        President and Chief Executive Officer

                                    Date: March 31, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith A. Maib
----------------------------------
Keith A. Maib
Director

Date: March 31, 1999



/s/ Kenneth Roman
----------------------------------
Kenneth Roman
Director

Date: March 31, 1999



/s/ David J. Stone
----------------------------------
David J. Stone
Director

Date: March 31, 1999



/s/ Allan D. Greenberg
----------------------------------
Allan D. Greenberg
Director

Date: March 31, 1999



/s/ Thomas A. Player
----------------------------------
Thomas A. Player
Director

Date: March 31, 1999



/s/ Bruce W. Schnitzer
----------------------------------
Bruce W. Schnitzer
Director

Date: March 31, 1999



/s/ David C. Smith
----------------------------------
David C. Smith
Chairman of the Board and Director

Date: March 31, 1999

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Reference is made to data appearing on pages 50 through 89, and to the Independent Auditors' Report appearing on page 49 hereof.

     Schedules:*                                                           Page
     -----------                                                           ----

     Independent Auditors' Report - Financial Statement Schedules....       129

     Schedule II   Condensed Financial Information of Registrant .....      130
     Schedule III  Supplementary Insurance Information ...............      133
     Schedule IV   Reinsurance .......................................      134
     Schedule V    Valuation and Qualifying Accounts .................      135

* All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes hereto or in other schedules.

INDEPENDENT AUDITORS' REPORT

      The Shareholders and Board of Directors of PennCorp Financial Group, Inc.

      Under date of March 31, 1999, we reported on the consolidated balance sheets of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
March 31, 1999


                                                                   SCHEDULE II

                        PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)

            CONDENSED STATEMENTS OF INCOME (LOSS) For the years ended
                        December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                  1998           1997          1996
                                                                ---------      --------       -------
Revenue:
  Interest income from subsidiaries ........................    $  19,663      $ 21,173       $35,525
  Other interest income ....................................        2,865         3,547         2,428
  Net gains from sale of investments .......................          577          --            --
  Other income .............................................          589           249           423
                                                                ---------      --------       -------
     Total revenue .........................................       23,694        24,969        38,376
                                                                ---------      --------       -------

Operating expenses:
  General and administrative expenses ......................       19,429        36,939         2,493
  Interest and amortization of deferred debt issuance costs.       42,730        23,103        17,920
  Restructuring charges ....................................        4,529          --            --
  Impairment provision associated with assets of
   Businesses Held for Sale ................................        9,000          --            --
                                                                ---------      --------       -------
     Total operating expenses ..............................       75,688        60,042        20,413
                                                                ---------      --------       -------

Income (loss) before income taxes (benefits), equity in
  earnings of subsidiaries and extraordinary charge ........      (51,994)      (35,073)       17,963
   Income tax expense (benefit) ............................       (3,132)       (8,689)          251
                                                                ---------      --------       -------
Income (loss) before equity in earnings of subsidiaries
  and extraordinary charge .................................      (48,862)      (26,384)       17,712
   Equity in earnings (losses) of subsidiaries .............     (374,068)       76,524        72,305
                                                                ---------      --------       -------
Income (loss) before extraordinary charge ..................     (422,930)       50,140        90,017
   Extraordinary charge, net of income taxes of $--, $--and
     $932 ..................................................         --            --          (1,730)
                                                                ---------      --------       -------
Net income (loss) ..........................................    $(422,930)     $ 50,140       $88,287
                                                                =========      ========       =======

                See accompanying independent auditors' report.

                                                                   SCHEDULE II

                        PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)

                           CONDENSED BALANCE SHEETS
                       As of December 31, 1998 and 1997
                                (In thousands)


                                                        1998           1997
                                                     ----------     ----------
ASSETS
  Investments:

   Investment in subsidiaries ....................    $ 730,436    $   932,931
   Notes receivable from subsidiaries ............      257,442        275,146
   Equity securities available for sale ..........         --           22,948
   Other .........................................         --            1,075
                                                     ----------     ----------
     Total investments ...........................      987,878      1,232,100

  Cash and cash equivalents ......................       12,654          4,464
  Accrued investment income due from subsidiaries          --            8,697
  Deferred debt issuance costs ...................        4,896          2,219
  Other assets ...................................        1,145          6,849
                                                     ----------     ----------
     Total assets ................................   $1,006,573     $1,254,329
                                                     ==========     ==========

LIABILITIES

  Notes payable ..................................    $ 548,646    $   356,646
  Due to subsidiaries ............................         --            8,404
  Accrued expenses and other liabilities .........       21,986          9,176
                                                     ----------     ----------
     Total liabilities ...........................      570,632        374,226
                                                     ----------     ----------

  Mandatory redeemable preferred stock, Series C .         --           19,867

SHAREHOLDERS' EQUITY
  $3.375 Convertible preferred stock .............      112,454        110,513
  $3.50 Series II convertible preferred stock ....      141,673        139,157
  Common stock ...................................          301            289
  Additional paid in capital .....................      430,321        397,590
  Accumulated other comprehensive income .........       19,995         35,034
  Retained earnings (deficit) ....................     (234,921)       211,055
  Treasury shares ................................      (32,391)       (32,130)
  Notes receivable and other assets secured by
     common stock.................................       (1,491)        (1,272)
                                                     ----------     ----------
     Total shareholders' equity ..................      435,941        860,236
                                                     ----------     ----------
     Total liabilities and shareholders' equity ..   $1,006,573     $1,254,329
                                                     ==========     ==========

                See accompanying independent auditors' report.


                                                                   SCHEDULE II
                        PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)

             CONDENSED STATEMENTS OF CASH FLOWS For the years ended
                        December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                   1998          1997           1996
                                                                ---------      ---------      ---------
Cash flows from operating activities:
     Net income (loss) ....................................     $(422,930)     $  50,140      $  88,287
     Adjustments to reconcile net income (loss) to
      net cash provided (used) in operating activities:
        Amortization of intangibles and depreciation ......         1,966          1,389          1,238
        Impairment provision associated with assets of
         Businesses Held for Sale .........................         9,000           --             --
        Equity in earnings (loss) of subsidiaries .........       374,068        (76,524)       (72,305)
        Increase (decrease) in liabilities and due to
          subsidiaries ....................................        (6,164)        12,870           (544)
        Other, net ........................................         2,644         (9,227)            79
                                                                ---------      ---------      ---------
         Net cash provided (used) by operations ...........       (41,416)       (21,352)        16,755
                                                                ---------      ---------      ---------
   Cash flows from investing activities:
     Acquisition of businesses ............................       (73,858)          --             --
     Purchase of equity security ..........................        (5,000)       (20,000)          --
     Sale of equity security ..............................        30,500           --             --
     Issuance of surplus note to subsidiary ...............          --             --         (155,000)
     Principal payment on surplus note ....................          --             --          100,000
     Dividend received from subsidiary ....................        44,327         14,677         11,283
     Capital contribution to subsidiary ...................        (7,853)       (14,889)      (208,708)
     Other, net ...........................................           712        (42,142)          --
                                                                ---------      ---------      ---------
        Net cash used by investing activities .............       (11,172)       (62,354)      (252,425)
                                                                ---------      ---------      ---------
   Cash flows from financing activities:
     Issuance of notes payable ............................       203,000        250,000        230,000
     Issuance of common stock .............................             3           --          155,450
     Issuance of preferred stock ..........................          --             --          139,157
     Purchase of treasury stock ...........................          --          (28,760)          --
     Reduction of notes payable ...........................      (126,015)      (100,000)
     Redemption of preferred stock ........................          --          (14,705)          --
     Other, primarily dividends, net ......................       (16,210)       (20,464)       (15,198)
                                                                ---------      ---------      ---------
        Net cash provided by financing activities .........        60,778         86,071        236,056
                                                                ---------      ---------      ---------

   Net increase in cash ...................................         8,190          2,365            386
   Cash and cash equivalents at beginning of year .........         4,464          2,099          1,713
                                                                ---------      ---------      ---------
   Cash and cash equivalents at end of year ...............     $  12,654      $   4,464      $   2,099
                                                                =========      =========      =========
   Supplemental Disclosure:
     Interest paid ........................................     $  37,849      $  20,946      $  16,921
     Taxes paid (refunded) ................................          (213)          --              200
   Non-cash financing activities:
     Redemption of Series C Preferred Stock ...............        22,227           --             --
     Debt assumed with acquisition ........................       115,015           --             --
     Securities issued in conjunction with acquisition ....          --             --           14,999
     Issuance of common stock associated with the
      acquisition of the Fickes and Stone Knightsbridge
      Interests ............ ..............................         8,500           --             --
     Other ................................................           261          1,281            948


                See accompanying independent auditors' report.


                                                                  SCHEDULE III


                        PENNCORP FINANCIAL GROUP, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
             For the years ended December 31, 1998, 1997 and 1996
                                (In thousands)


                                        Future
                                        Policy                                Amorti-
                                       Benefits                              Benefits,      zation of
                        Deferred        Losses,                               Claims,       Deferred
                         Policy         Claims                    Net         Losses &       Policy         Other
                       Acquisition      & Loss     Premium     Investment    Settlement    Acquisition    Operating
                          Costs        Expenses    Revenue       Income       Expenses        Costs       Expenses
                       -----------    ----------   --------    ----------    ----------    -----------    ---------

1998
--------------------

Fixed benefit. .....    $   --        $   24,190   $216,219     $ 25,826      $160,135       $27,251       $107,772
Life ...............     136,420       2,086,957    234,540      174,249       267,074        49,265         98,906
Accumulation .......       3,288         755,891      8,399      168,977       114,553         2,775         22,819
                        --------      ----------   --------     --------      --------       -------       --------
  Total ............    $139,708      $2,867,038   $459,158     $369,052      $541,762       $79,291       $229,497
                        ========      ==========   ========     ========      ========       =======       ========

1997
--------------------

Fixed benefit. .....    $160,974      $  175,524   $168,974     $ 19,206      $ 54,630       $19,386       $ 73,488
Life ...............     122,376       1,342,563    169,518       94,442       164,878        24,154         59,879
Accumulation .......      26,767       1,771,838      7,074      159,589       104,781           783         12,878
                        --------      ----------   --------     --------      --------       -------       --------
  Total ............    $310,117      $3,289,925   $345,566     $273,237      $324,289       $44,323       $146,245
                        ========      ==========   ========     ========      ========       =======       ========

1996
--------------------

Fixed benefit. .....    $127,091      $  294,068   $169,311     $ 22,730      $ 63,663       $ 16,446      $ 55,161
Life ...............     105,063       1,212,374    169,974       88,220       137,867         12,010        48,706
Accumulation .......      20,274       2,060,013      8,805       99,784        70,381          2,288        12,693
                        --------      ----------   --------     --------      --------       -------       --------
  Total ............    $252,428      $3,566,455   $348,090     $210,734      $271,911       $ 30,744      $116,560
                        ========      ==========   ========     ========      ========       ========      ========

                 See accompanying independent auditors' report


                                                                   SCHEDULE IV

                        PENNCORP FINANCIAL GROUP, INC.

                                  REINSURANCE
             For the years ended December 31, 1998, 1997, and 1996
                                (In thousands)

                                                                                                                    Percentage
                                                                      Ceded to        Assumed                       Of Amount
                                                          Gross         Other        from Other          Net         Assumed
                                                          Amount      Companies      Companies         Amount         to Net
                                                       -----------    ----------     ----------     -----------     ----------
Year ended December 31, 1998:
   Life insurance in force .......................     $35,350,735    $5,501,096     $1,325,067     $31,174,706
                                                       ===========    ==========     ==========     ===========

Premiums:
   Accident and health insurance .................     $   310,477    $   96,770     $    2,047     $   215,754         0.9%
   Life insurance/accumulation ...................         275,840        36,407          3,971         243,404         1.6%
                                                       -----------    ----------     ----------     -----------
                                                       $   586,317    $  133,177     $    6,018     $   459,158
                                                       ===========    ==========     ==========     ===========

Year ended December 31, 1997:
   Life insurance in force .......................     $24,618,960    $4,366,266     $1,251,538     $21,504,232
                                                       ===========    ==========     ==========     ===========

Premiums:
   Accident and health insurance .................     $   172,511    $    2,537     $     --       $   169,974          --%
   Life insurance/accumulation ...................         203,027        29,962          2,527         175,592         1.4%
                                                       -----------    ----------     ----------     -----------
                                                       $   375,538    $   32,499     $    2,527     $   345,566
                                                       ===========    ==========     ==========     ===========

Year ended December 31, 1996:
   Life insurance in force .......................     $31,498,035    $5,884,609     $1,779,439     $27,392,865
                                                       ===========    ==========     ==========     ===========

Premiums:
   Accident and health insurance .................     $   169,727    $      416     $    --        $   169,311         --%
   Life insurance/accumulation ...................         189,098        11,639          1,320         178,779        0.7%
                                                       -----------    ----------     ----------     -----------
                                                       $   358,825    $   12,055     $    1,320     $   348,090
                                                       ===========    ==========     ==========     ===========

                See accompanying independent auditors' report.



                                                                    SCHEDULE V

                        PENNCORP FINANCIAL GROUP, INC.

              VALUATION AND QUALIFYING ACCOUNTS For the years ended
                        December 31, 1998, 1997 and 1996
                                 (In thousands)

                                        Balance at     Charge to     Charge to                    Balance at
                                        Beginning      Cost and      to Other                       End of
                                        Of Period      Expenses      Accounts      Deductions       Period
                                        ----------     ---------     ---------     ----------     ----------
1998:
Mortgage loans on real estate .....     $  6,721(b)     $11,425       $   --        $13,851(c)      $4,295
Allowance for bond losses .........          --             --            --            --             --
Unearned loan charges .............        1,569            --            --          1,569(c)         --
Accounts and notes receivable .....        9,205(b)       4,449           --          7,453(c)       6,201

1997:
Mortgage loans on real estate .....     $   4,211       $ 2,106       $   --        $   276         $6,041
Allowance for bond losses .........           189           --            --            189            --
Unearned loan charges .............           266         1,806           --            503          1,569
Accounts and notes receivable .....         6,528         9,102           --          6,605          9,025

1996:
Mortgage loans on real estate .....     $   4,211(a)    $   --        $   --        $   --          $4,211
Allowance for bond losses .........           189(a)        --            --            --             189
Unearned loan charges .............           266(a)        --            --            --             266
Accounts and notes receivable .....         8,388         4,082           --          5,942          6,528

----------
(a) Amount recorded as a purchase GAAP adjustment in conjunction with the acquisition of United Life.
(b) Includes amounts recorded as a purchase GAAP adjustment in conjunction with the acquisition of SW Financial.
(c)    Includes amounts transferred to assets of Businesses Held for Sale.

                See accompanying independent auditors' report.