Form 10-Q/A
period 1999-09-30
PENNCORP FINANCIAL GROUP INC /DE/
filed 2000-03-20
CIK 890449

-------------------------------------------------------------------------------




                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-Q/A
                                       Amendment No. 1

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1999

                                Commission File Number 1-11422

                                PENNCORP FINANCIAL GROUP, INC.
                    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                       13-3543540
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)            (I.R.S.NEMPLOYER IDENTIFICATION NO.)

         c/o Southwestern Financial
            Services Corporation                             75201
           717 North Harwood Street                        (ZIP CODE)
                 Dallas, Texas

   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              Registrant's telephone number, including area code: (214) 954-7111

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
               Title of Each Class                         on Which Registered
--------------------------------------------------       -----------------------
           Common Stock, $.01 par value                  New York Stock Exchange
--------------------------------------------------       -----------------------
$3.375 Convertible Preferred Stock, $.01 par value       New York Stock Exchange
--------------------------------------------------       -----------------------

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

--------------------------------------------------------------------------------

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                       TABLE OF CONTENTS

                                                                                          PAGE

PART I-- FINANCIAL INFORMATION
        Item 1. Financial Statements.........................................................3
               Consolidated Balance Sheets...................................................3
               Consolidated Statements of Operations and Comprehensive Loss..................4
               Consolidated Statements of Cash Flows.........................................5
               Notes to Unaudited Consolidated Financial Statements..........................6
               Review by Independent Certified Public Accountants...........................18
               Independent Auditors' Review Report..........................................19
        Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................20
        Item 3. Quantitative and Qualitative Disclosures About Market Risk..................39

PART II-- OTHER INFORMATION
        Item 1. Legal Proceedings...........................................................40
        Item 5. Other Information...........................................................41
        Item 6. Exhibits and Reports on Form 8-K............................................41

SIGNATURE

INDEX TO EXHIBITS


                                PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                        1999         1998
                                                                    ------------ -------------
                                                                     (UNAUDITED)

ASSETS:
Investments:

  Fixed maturities available for sale, at fair value...............  $2,433,210  $2,589,714
  Equity securities available for sale, at fair value..............       2,031       2,035
  Mortgage loans on real estate, net...............................      32,973      36,882
  Policy loans.....................................................     199,316     207,490
  OTHER INVESTMENTS................................................      20,939      27,406
                                                                     ----------  ----------
    Total investments .............................................   2,688,469   2,863,527
Cash and cash equivalents..........................................     115,507      92,727
Accrued investment income..........................................      38,696      37,291
Accounts and notes receivable......................................      13,232      14,319
Present value of insurance in force................................     186,255     170,729
Deferred policy acquisition costs..................................     156,564     139,708
Costs in excess of net assets acquired.............................     100,277     108,070
Income taxes, primarily deferred...................................      70,654      44,597
Other assets.......................................................      74,514      91,252
Assets of businesses held for sale (including cash and cash
    equivalents of $131,531).......................................          --   2,421,804
                                                                     ----------- ----------
    TOTAL ASSETS ..................................................  $3,444,168  $5,984,024
                                                                     ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:

Policy liabilities and accruals....................................  $2,771,219  $2,819,661
Notes payable......................................................     279,646     550,923
Accrued expenses and other liabilities.............................     106,138     110,945
LIABILITIES OF BUSINESSES HELD FOR SALE............................          --   2,066,554
                                                                     ----------  ----------
    TOTAL LIABILITIES..............................................   3,157,003   5,548,083
                                                                     ----------  ----------

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized, issued and outstanding 2,300,000 at September
  30, 1999 and December 31, 1998...................................     118,276     112,454
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized, issued and outstanding 2,875,000
  at September 30, 1999 and December 31, 1998......................     149,220     141,673
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding 30,143,416 at September 30, 1999 and 30,072,344 at
  December 31, 1998................................................         303         301
Additional paid-in capital.........................................     428,974     430,321
Accumulated other comprehensive income (loss), net of income taxes
  (benefits).......................................................     (40,218)     19,995
Accumulated deficit................................................    (337,293)   (234,921)
Treasury shares (928,685 at September 30, 1999 and 1,105,369 at
  December 31, 1998)...............................................     (30,829)    (32,391)
NOTES RECEIVABLE AND OTHER ASSETS SECURED BY COMMON STOCK..........      (1,268)     (1,491)
                                                                     ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY.....................................     287,165     435,941
                                                                     ----------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................  $3,444,168  $5,984,024
                                                                     ==========  ==========

          See accompanying Notes to Unaudited Consolidated Financial Statements.

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
REVENUES:

  Premiums................................  $   38,108  $    90,103  $   185,878  $  265,309
  Interest sensitive policy product charges     31,841       33,502      100,539      96,103
  Net investment income...................      53,408       89,130      209,043     277,663
  Other income............................      10,222        8,776       30,653      30,009
  Net gains (losses) from the sale of
     investments..........................         870        4,171         (198)     13,059
  Net gains (losses) from sales of
     subsidiaries (including foreign
     currency translation losses of $24,978
     realized on sale)....................     (21,643)          --        6,161          --
                                            ----------  -----------  -----------  ----------
      TOTAL REVENUES......................     112,806      225,682      532,076     682,143
                                            ----------  -----------  -----------  ----------

BENEFITS AND EXPENSES:
  Claims incurred.........................      45,706       81,734      189,623     240,733
  Change in liability for future policy
     benefits and other policy benefits...      28,695       52,639      116,985     185,309
  Amortization of present value of
     insurance in force and deferred
     policy acquisition costs.............      15,263       27,546       56,358      78,485
  Amortization of costs in excess of net
     assets acquired and other intangibles       1,265        2,197       12,051       9,854
  Underwriting and other administrative
     expenses.............................      33,168       61,242      132,307     162,437
  Interest and amortization of deferred
     debt issuance costs..................       7,713        10,672      33,057      30,945
  Restructuring charge....................          --        1,388        5,141       7,649
  Impairment provision associated with
     Assets of businesses held for sale...          --      145,000       58,486     285,485
                                            ----------  -----------  -----------  ----------
      TOTAL BENEFITS AND EXPENSES.........     131,810      382,418      604,008   1,000,897
                                            ----------  -----------  -----------  ----------
Loss before income taxes (benefits) and
     extraordinary charge................      (19,004)    (156,736)     (71,932)   (318,754)
    Income taxes (benefits)...............       9,094        3,900       17,037      (1,559)
                                            ----------  -----------  -----------  ----------
Loss before extraordinary charge..........     (28,098)    (160,636)     (88,969)   (317,195)
    Extraordinary charge, net of income
        taxes............................           --           --           --      (1,671)
                                             ---------  -----------  -----------  ----------
Net loss..................................     (28,098)    (160,636)     (88,969)   (318,866)
    Preferred stock dividend requirements.       4,456        4,456       13,369      13,816
                                            ----------  -----------  -----------  ----------
Net loss applicable to common stock.......  $  (32,554) $  (165,092) $  (102,338) $ (332,682)
                                            ==========  ===========  ===========  ==========

PER SHARE INFORMATION:
Basic:
  Loss before extraordinary charge
    applicable to common stock ...........  $    (1.11) $     (5.64) $     (3.49) $   (11.47)
      Extraordinary charge, net of income
         taxes............................          --           --           --       (0.06)
                                            ----------  -----------  -----------  ----------
  Net loss applicable to common stock.....  $    (1.11) $     (5.64) $     (3.49) $   (11.53)
                                            ==========  ===========  ===========  ==========

Common shares used in computing basic
   loss per share.........................      29,390       29,246       29,342      29,017
                                            ==========  ===========  ===========  ==========

Diluted:
  Loss before extraordinary charge
    applicable to common stock............  $    (1.11) $     (5$64) $     (3.49) $   (11.47)
      Extraordinary charge, net of income
         taxes............................          --           --           --       (0.06)
                                            ----------  -----------  -----------  ----------
  Net loss applicable to common stock.....  $    (1.11) $     (5.64) $     (3.49) $   (11.53)
                                            ==========  ===========  ===========  ==========

Common shares used in computing diluted
   loss per share.........................      29,390       29,246       29,342      29,017
                                            ==========  ===========  ===========  ==========

COMPREHENSIVE LOSS INFORMATION:
  Net loss................................  $  (28,098) $  (160,636) $   (88,969) $ (318,866)
  Change in unrealized foreign currency
     translation gains, net of income
     taxes................................      (1,691)      (3,007)       1,713      (5,389)
  Decrease in unrealized foreign currency
     translation loss resulting from the
     sale of subsidiaries.................      24,978           --       24,978          --
  Change in unrealized holding gains
     (losses) arising during the period
     on securities available for sale,
     net of income taxes (benefits) of
     $(5,311), $13,958, $(46,795) and
     $17,391..............................     (18,704)      32,127      (83,000)     43,906
  Reclassification adjustments for gains
     included in net loss.................      (1,145)      (6,205)      (2,056)    (11,608)
  Decrease in unrealized holding (gains)
    losses resulting from the sale of
    subsidiaries, net of income tax benefit
    of $1,198 and $1,865..................       2,224           --       (1,849)         --
                                            ----------  -----------  -----------  ----------
      Total comprehensive loss applicable
        to common stock...................  $  (22,436) $  (137,721) $  (149,183) $ (291,957)
                                            ==========  ===========  ===========  ==========

          See accompanying Notes to Unaudited Consolidated Financial Statements.

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -----------------------
                                                                        1999         1998
                                                                     -----------   ---------

Cash flows from operating activities:
  Loss before extraordinary charge.................................  $   (88,969)  $(317,195)
  Adjustments to reconcile loss before extraordinary charge to net cash provided (used) by operating activities:
      Impairment provision associated with Assets of Businesses
         Held for Sale.............................................       58,486     285,485
      Net gain from sales of subsidiaries..........................       (6,161)         --
      Capitalization of deferred policy acquisition costs..........      (62,275)   (100,629)
      Amortization of present value of insurance in force, deferred policy acquisition costs, intangibles, depreciation and
        accretion, net.............................................       63,253      82,740
      Increase in policy liabilities, accruals and other
        policyholder funds.........................................       17,333      45,831
      Other, net...................................................       41,043       6,144
                                                                     -----------   ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.................       22,710       2,376
                                                                     -----------   ---------
Cash flows from investing activities:
  Cash received from sales of subsidiaries, net of cash and short-term
    investments of $138,902 of subsidiaries sold...................      138,718          --
  Cash and short-term investments acquired in acquisition of
    businesses, net of cash expended of $82,771 in 1998............           --      91,492
  Purchases of fixed maturity securities available for sale........     (753,814)   (699,347)
  Purchases of equity securities available for sale................           --      (5,234)
  Maturities of fixed maturity securities available for sale.......      311,723     389,808
  Sales of fixed maturity securities available for sale............      561,808     502,502
  Sales of equity securities.......................................           20      25,351
  Acquisitions and originations of mortgage loans..................       (1,082)    (29,934)
  Sales of mortgage loans..........................................        8,229       4,927
  Principal collected on mortgage loans............................       33,132      45,496
  Other, net.......................................................       12,069      10,011
                                                                     -----------   ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES....................      310,803     335,072
                                                                     -----------   ---------
Cash flows from financing activities:
  Additional borrowings............................................           --     203,000
  Reduction in notes payable.......................................     (271,277)   (126,681)
  Dividends on preferred and common stock..........................           --     (16,205)
  Receipts from interest sensitive policies credited to policyholder
     account balances..............................................      137,454     284,291
  Return of policyholder account balances on interest sensitive
     products......................................................     (308,441)   (557,467)
                                                                        --------   ---------
      NET CASH USED BY FINANCING ACTIVITIES........................     (442,264)   (213,062)
                                                                     -----------   ---------
      Net increase (decrease) in cash..............................     (108,751)    124,386
Cash and cash equivalents at beginning of period (including $131,531 of cash and cash equivalents classified as businesses held for
    sale in 1999)..................................................      224,258     109,013
                                                                      ----------   ---------
Cash and cash equivalents at end of period  (including  $62,888 of cash and CASH equivalents  classified as assets of businesses
  held for sale in 1998)...........................................  $   115,507   $ 233,399
                                                                     ===========   =========

Supplemental disclosures:
    Income taxes paid (refunded)...................................  $    (5,286)  $   7,279
                                                                     ===========   =========
    Interest paid..................................................  $    29,149   $  26,118
                                                                     ===========   =========
Non-cash financing activities:
    Redemption of Series C Preferred Stock.........................  $        --   $  22,227
                                                                     ===========   =========
    Issuance of common stock associated with the acquisition of
       businesses..................................................  $        --   $   8,500
                                                                     ===========   =========
    Accrued and unpaid preferred stock dividends...................  $    13,369   $   4,456
                                                                     ===========   =========

          See accompanying Notes to Unaudited Consolidated Financial Statements.

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PennCorp Financial Group, Inc. ("PennCorp" or the "Company") is an insurance holding company. Through its wholly- owned life insurance subsidiaries:
Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life") (sold July 30, 1999); Peninsular Life Insurance Company ("Peninsular") (sold July 30,
1999); Professional Insurance Company ("Professional") (sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries, Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company ("Constitution") (sold July 30, 1999), Union Bankers Insurance Company ("Union Bankers") (sold July 30, 1999), and Marquette National Life Insurance Company ("Marquette") (sold July 30, 1999); Security Life and Trust Insurance Company ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life") (sold April 30, 1999); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through independent general agents and payroll deduction programs. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX") (sold June 30, 1999), an internet service provider, UC Mortgage Corp. ("UC") (sold April 30, 1999) and Cyberlink Development, Inc. ("Cyberlink") (sold April 30, 1999). As part of a subsidiary realignment, Southwestern Life became a wholly-owned subsidiary of PLAIC as of July 30, 1999.

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

3. DISPOSITIONS AND OTHER EVENTS

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. The operating results of Professional are included in the consolidated operating results through March 31, 1999. The Company realized a gain from the sale of Professional totaling $1,054. The amount of gain realized increased $58 for the three months ended September 30, 1999 as a result of changes in estimates of transaction costs and the settlement adjustment. Also, as a result of the sale, unrealized gains on securities available for sale by Professional decreased $488. The purchase and sale agreement included certain settlement and consideration adjustment provisions which resulted in a reduction of the consideration received by the Company of $1,237.

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

On July 30, 1999, the Company consummated the sale of the Career Sales Division to Universal American Financial Corp. ("Universal American"). During 1999 and prior to the consummation of the sale, the Company incurred an additional impairment provision of $58,486 related to the Career Sales Division. This resulted from the decrease in the nominal purchase consideration of $38,000 partially offset by an estimated discount to the stated value of the note to be received. In addition, impairment provision included the impact of the true-up of statutory capital and surplus of the Career Sales Division companies to levels specified in the sales agreement which aggregated approximately $24,218. Other factors modestly impacting the impairment provision included additional transaction costs, changes in unrealized gains and losses of securities, foreign currency translation and net income not considered in the determination of sale consideration. The operating results of the Career Sales Division are included in the consolidated operating results through July 30, 1999. The Company realized a foreign currency translation loss on the sale of the Career Sales Division totaling $24,978, which represented previously unrealized translation losses on the Company's Canadian insurance operations, partially offset by a gain of $3,126 on the disposition of the Career Sales Division resulting in a net loss on the disposition of $21,852 during the three months ended September 30, 1999. Also, as a result of the sale, unrealized loss on securities available for sale of the Career Sales Division decreased $2,224 and unrealized foreign currency translation losses decreased $24,978. The purchase and sale agreement includes certain settlement and consideration adjustment provisions, which are likely to occur prior to January 31, 2000 and may result in a reduction of the consideration received by the Company.

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

On October 8, 1999, the Company was notified by the NYSE that together the combined minimum average global market capitalization of the Company's common stock and preferred stock meet the NYSE's $15,000 average market capitalization criteria. The Company will continue to address the new NYSE continued listing standards which require a 30-day minimum average stock price of greater than one dollar, as a part of its plan to develop and effectuate recapitalization and restructuring alternatives to strengthen and improve the Company's capital structure. In order to comply with the new NYSE listing standards and maintain its listing on the NYSE, the Company has until February 18, 2000 to raise its common stock price above the required one dollar per share level.

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

Significant additional covenants included in the March 31 and June 25, 1999 amendments require the Company to repay indebtedness at specified dates and amounts throughout 1999. The timing and required debt reduction are as follows:

                           DATE                               AMOUNT
                           ----                             -----------

                 Upon sale of Professional                  $    40,000
              Upon sale of United Life Assets                   127,000
                    Upon sale of KIVEX                           22,000
            Upon sale of Career Sales Division                   78,000

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

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30, 1999         SEPTEMBER 30, 1999
                                            ------------------------   -----------------------
                                            AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                                            -----------    ---------   -----------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Total revenues........................  $  112,806     $118,106    $ 532,076     $ 344,499
    Net loss..............................     (28,098)      (4,113)     (88,969)      (43,847)
    Net loss applicable to common stock...     (32,554)      (8,569)    (102,338)      (57,216)

    PER SHARE INFORMATION:

      Net loss applicable to common stock-
         basic............................  $    (1.11)    $  (0.29)   $   (3.49)    $   (1.95)
      Net loss applicable to common stock-
         diluted..........................       (1.11)       (0.29)       (3.49)        (1.95)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                            ------------------------   -----------------------
                                            AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                                            -----------    ---------   -----------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Total revenues........................  $  225,682     $ 129,259   $   682,143   $ 361,582
    Loss before extraordinary charge......    (160,636)      (14,909)     (317,195)    (28,363)
    Loss before extraordinary charge
      applicable to common stock..........    (165,092)      (19,365)     (331,011)    (42,179)

    PER SHARE INFORMATION:

      Loss before extraordinary charge
         applicable to common stock-basic   $    (5.64)    $   (0.66) $     (11.47)  $   (1.45)
      Loss before extraordinary charge
         applicable to common stock-
         diluted..........................       (5.64)        (0.66)       (11.47)      (1.45)


                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. RESTRUCTURING CHARGES

The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during the first quarter of 1999, the fourth quarter of 1998, the first quarter of 1998 and 1997. The restructuring was necessary as a result of the tremendous growth of the Company and the resulting diversification of the underlying businesses.

1999 PLAN

As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5,307 for the nine months ended September 30, 1999 associated with such restructuring.

The following reflects the impact of activity for the nine months ended September 30, 1999 on the restructuring accrual balances under the 1999 Plan:

                                                           PAID OR
                                                           CHARGED                BALANCE AT
                                               1999        AGAINST               SEPTEMBER 30,
                                             PROVISION    LIABILITY  ADJUSTMENTS     1999
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    3,185  $      (584) $        -- $     2,601
  Estimated holding costs of vacated
     facilities...........................       2,122           --           --       2,122
                                            ----------  -----------  ----------- -----------
                                            $    5,307  $      (584) $        -- $     4,723
                                            ==========  ===========  =========== ===========

The 1999 plan provided for the termination of 50 employees consisting of divisional management and staff in Dallas over a nine month period. As of September 30, 1999, the Company had paid and charged $584 against the accrual for severance and related benefits for 18 terminated employees. Substantially all of the remaining terminations will occur by March 31, 2000.

The 1999 plan also provided for vacating additional floors of the Company's Dallas leased offices. The restructuring provision of $2,122 represented the estimated net present value of the rent on the office space to be vacated net of the estimated sublease rental income to be received by the Company.

4TH QUARTER 1998 PLAN

In the fourth quarter of 1998 the Company recorded restructuring costs as a result of the decision to consolidate or merge substantially all of the Company's corporate functions into the Dallas infrastructure.

The following reflects the impact of activity for the nine months ended September 30, 1999 on the remaining restructuring accrual balances under the 4th Quarter 1998 Plan:

                                                           PAID OR
                                            BALANCE AT     CHARGED                BALANCE AT
                                            JANUARY 1,     AGAINST               SEPTEMBER 30,
                                               1999       LIABILITY  ADJUSTMENTS     1999
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    2,274  $    (1,154) $       189 $     1,309
  Estimated contract terminations costs...          32          (40)           8          --
                                            ----------  -----------  ----------- -----------
                                            $    2,306  $    (1,194) $       197 $     1,309
                                            ==========  ===========  =========== ===========

During the nine months ended September 30, 1999, the Company accrued additional severance costs totaling $189 and made severance payments of $1,154 as the result of payment of such benefits to 19 terminated employees.

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. RESTRUCTURING CHARGES (CONTINUED)

1ST QUARTER 1998 PLAN

On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest (the controlling interest in SW Financial owned by Messrs. Steven W. Fickes, a former executive officer and director, and David J. Stone, a former executive officer and director of the Company) and the Fickes and Stone Knightsbridge Interests (the interests in KB Investment Fund I, LP, formerly known as Knightsbridge Capital Fund I, LP; KB Management LLC and KB Consultants LLC, formerly known as Knightsbridge Consultants LLC; owned by Messrs. Fickes and Stone). The acquisition allowed the Company to complete its divisional restructuring which began in 1997.

The following reflects the impact of activity for the nine months ended September 30, 1999 on the remaining restructuring accrual balances under the 1st Quarter 1998 Plan:

                                                           PAID OR
                                            BALANCE AT     CHARGED                BALANCE AT
                                            JANUARY 1,     AGAINST               SEPTEMBER 30,
                                               1999       LIABILITY  ADJUSTMENTS     1999
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $      619  $      (297) $      (322)$        --
  Estimated holding costs of vacated
     facilities...........................       2,205           --          (41)      2,164
                                            ----------  -----------  ----------- -----------
                                            $    2,824  $      (297) $      (363)$     2,164
                                            ==========  ===========  =========== ===========

The Company paid and charged $297 against the severance accrual during 1999. In addition, during 1999 the Company adjusted the severance accrual in the amount of $322 due to the Company being required to pay less severance costs due to natural attrition and other factors such as departmental transfers.

The following reflects the impact of activity for the nine months ended September 30, 1998 on the restructuring accrual balances under the 1st Quarter 1998 Plan:

                                                           PAID OR
                                                           CHARGED                BALANCE AT
                                               1998        AGAINST               SEPTEMBER 30,
                                             PROVISION    LIABILITY  ADJUSTMENTS     1998
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    3,831  $    (2,252) $     1,286 $     2,865
  Estimated holding costs of vacated
      facilities..........................       2,205           --           --       2,205
  Write-off of certain fixed assets.......       1,131         (831)        (300)         --
  Estimated contract terminations costs...       4,600       (3,246)      (1,354)         --
                                            ----------  -----------  ----------- -----------
                                            $   11,767  $    (6,329) $      (368)$     5,070
                                            ==========  ===========  =========== ===========

During the nine months ended September 30, 1998, the Company paid and charged $2,252 against the severance accrual and recorded an additional severance accrual of $1,610 for the termination of all of the Security Life's Raleigh employees (54 people). The severance accrual was also adjusted by $324 due to the fact that the Company had to pay less severance costs due to natural attrition and other factors such as departmental transfers.

During the nine months ended September 30, 1998, the Company charged $831 against the accrual for certain furniture, fixtures and data pressing equipment which had been utilized in the office space to be vacated.

During the nine months ended September 30, 1998, the Company terminated an information technology outsourcing agreement. The original contract termination fee was $4,600. As a result of an amendment to the termination agreement, the Company exited the agreement for a payment of $3,246 and the remaining accrual was reduced to zero.

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

The following reflects the impact of activity for the nine months ended September 30, 1998 on the remaining restructuring accrual balances under the 1997 Plan:

                                                           PAID OR
                                            BALANCE AT     CHARGED                BALANCE AT
                                            JANUARY 1,     AGAINST               SEPTEMBER 30,
                                               1998       LIABILITY  ADJUSTMENTS     1998
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    1,936  $        --  $      (850)$     1,086
  Estimated holding costs of vacated
     facilities...........................       4,250         (847)      (2,900)        503
  Write-off of certain fixed assets.......         347           --           --         347
  Estimated contract terminations costs...          24           --           --          24
                                            ----------  -----------  ----------- -----------
                                            $    6,557  $      (847) $    (3,750)$     1,960
                                            ==========  ===========  =========== ===========

During the nine months ended September 30, 1998, the Company adjusted the severance accrual by $850 due to natural attrition thus reducing the level of severance required and the decision to retain certain employees indefinitely.

During the nine months ended September 30, 1998, the Company charged $847 of facilities costs against the accrual and adjusted the remaining accrual by $2,900 as a result of the decision not to merge the Waco operations into an affiliate in Dallas.

7. BUSINESS SEGMENT INFORMATION

Segment data as of September 30, 1999 and December 31, 1998, and for the three and nine months ended September 30, 1999 and 1998, are as follows:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- --------
  PREMIUMS AND POLICY PRODUCT CHARGES:

      Financial Services Division.........  $   34,321  $    38,638  $   104,071 $   105,935
      Payroll Sales Division..............      23,130       22,815       69,431      66,446
      Businesses Held for Sale (United
         States)..........................       9,505       51,478       85,870     155,492
      Businesses held for sale (Canada)...       2,993       10,674       27,045      33,539
                                            ----------  -----------  ----------- -----------
                                            $   69,949  $   123,605  $   286,417 $   361,412
                                            ==========  ===========  =========== ===========
  OPERATING PROFIT (LOSS):

      Financial Services Division.........  $   13,942  $     5,673  $    23,043 $    19,324
      Payroll Sales Division..............       5,446        2,599       11,214       8,394
      Businesses held for sale............      (2,584)      (1,806)      15,968     (10,654)
                                            ----------  -----------  ----------- -----------
                                            $   16,804  $     6,466  $    50,225 $    17,064
                                            ==========  ===========  =========== ===========

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                        1999         1998
                                                                   ------------- ------------
  TOTAL ASSETS:

      Financial Services Division..................................  $ 2,625,916 $ 2,823,007
      Payroll Sales Division.......................................      707,791     648,400
      Businesses Held for Sale (United States).....................           --   2,294,945
      Businesses held for sale (Canada)............................           --     126,859
                                                                     ----------- -----------
                                                                     $ 3,333,707 $ 5,893,211
                                                                     =========== ===========

Reconciliations of segment data to the Company's consolidated data are as follows:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
  TOTAL REVENUES:

      Segments--premiums and policy
        product charges...................  $   69,949  $   123,605  $   286,417 $   361,412
      Net investment income...............      53,408       89,130      209,043     277,663
      Other income........................      10,222        8,776       30,653      30,009
      Net gains (losses) from sale of
        investments.......................         870        4,171         (198)     13,059
      Net gains (losses) from sales of
        subsidiaries (including realized
        losses on foreign currency of
        $24,978)..........................     (21,643)          --        6,161          --
                                            ----------  -----------  ----------- -----------
                                            $  112,806  $   225,682  $   532,076 $   682,143
                                            ==========  ===========  =========== ===========
  LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY CHARGE:

      Segments............................  $   16,804  $     6,466  $    50,225 $    17,064
      Corporate expenses and eliminations.      (7,322)     (10,313)     (31,436)    (24,798)
      Impairment provision associated with
        Assets of Businesses Held for Sale          --     (145,000)     (58,486)   (285,485)
      Interest and amortization of deferred
        debt issuance costs...............      (7,713)     (10,672)     (33,057)    (30,945)
      Net gains (losses) on the sale of
        investments.......................         870        4,171         (198)     13,059
      Net gains (losses)  from sales of
        subsidiaries (including realized
        losses on foreign currency of
        $24,978)..........................     (21,643)          --        6,161          --
      Restructuring costs.................          --       (1,388)      (5,141)     (7,649)
                                            ----------  -----------  ----------- -----------
                                            $  (19,004) $  (156,736) $   (71,932)$  (318,754)
                                            ==========  ===========  =========== ===========


                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                        1999         1998
                                                                   ------------- ------------
  TOTAL ASSETS:

      Segments.....................................................  $ 3,333,707 $ 5,893,211
      CORPORATE AND OTHER..........................................      110,461      90,813
                                                                     ----------- -----------
                                                                     $ 3,444,168 $ 5,984,024
                                                                     =========== ===========

8. COMMON STOCK

As part of a special bonus awarded to the Chairman of the Board of Directors, the Company issued 188,235 shares of treasury stock. The result was to decrease additional paid in capital and treasury shares by $1,447 and $1,562, respectively. In addition, the Company recorded compensation expense of $115.

                        PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

The Assets and Liabilities of Businesses Held for Sale at December 31, 1998, were as follows:

               Invested assets.....................................  $ 1,842,749
               Insurance assets....................................      329,950
               Other assets........................................      249,105
                                                                     -----------
                 TOTAL ASSETS......................................  $ 2,421,804
                                                                     ===========

               Insurance liabilities...............................  $ 1,853,163
               OTHER LIABILITIES...................................      213,391
                                                                     -----------
                 TOTAL LIABILITIES.................................  $ 2,066,554
                                                                     ===========

As of July 30, 1999, sales of all of the Businesses Held for Sale had been completed. During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. The related financial statement accounts of Marketing One which included assets and liabilities of $3,367 and $1,119, respectively, at December 31, 1998 have been reclassified out of Assets and Liabilities of Businesses Held for Sale as of September 30, 1999.

10. COMMITMENTS AND CONTINGENCIES Click here to jump to Legal Proceedings

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

In connection with a potential leveraged buyout of the Career Sales Division (which ultimately did not occur), the sales force of Penn Life agreed to a reduction in the commission rates over the life of the policy contract on new sales on and after January 1, 1998, in exchange for the opportunity to participate in the equity in a newly-formed leveraged entity. Discussions had also been held relating to equity incentive programs based on sales production and persistency measures. Additionally, the Company held discussions with a marketing organization, which it has contracted with for the development and marketing of products focused on the senior marketplace, concerning the issuance of equity in the newly-formed leveraged entity based on a percentage of profits contributed by such marketing organization. In connection with the Company's sale of the Career Sales Division and related assets to Universal American, the sales force of Penn Life and the marketing organization received equity in Universal American and participated in certain equity incentive programs of Universal American. A portion of the proceeds aggregating $10,700 received by the Company from Universal American for the sale of the Career Sales Division were used to fund the purchase of equity of Universal American by the sales force of Penn Life and to make certain other payments to the sales force in exchange for a release of claims relating to the potential leveraged buyout.

The life insurance subsidiaries of the Company are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. Assessments from guaranty associations, which have not been material, are recorded in accordance with Statement of Position 97-3 issued by the AICPA, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The Company periodically evaluates the accruals for future assessments net of future premium tax reductions at its life insurance subsidiaries. During the three month period ended September 30, 1999, the Company reduced the accrual approximately $1,500 as a result of completing its evaluation of third party guaranty fund assessment data on a corporate-wide basis, including the impact of the dispositions of the Businesses Held for Sale.

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

DISPOSITIONS AND OTHER TRANSACTIONS. On July 30, 1999, The Company consummated the sale of the Career Sales Division to Universal American. The net cash proceeds after transaction costs and fulfillment of contract obligations were $82.0 million. The Company used $78.0 million of the net proceeds to reduce the principal under the Company's Bank Credit Facility. The Company realized a foreign currency translation loss of $25.0 million, which represented previously unrealized translation losses on the Company's Canadian insurance operations, partially offset by a gain of $3.1 million resulting in a net loss of $21.9 million during the three months ended September 30, 1999. In addition, as a result of the sale unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.2 million and $25.0 million, respectively. The purchase and sale agreement includes certain settlement and consideration adjustment provisions and may result in a reduction of the consideration received by the Company.

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

On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. for cash proceeds of $47.5 million. The Company realized net cash proceeds of $40.2 million. Of the net proceeds, $40.0 million was used to reduce principal and commitments under the Company's Bank Credit Facility on April 1, 1999. The Company realized a gain from the sale of Professional totaling $1.1 million. The amount of gain realized increased $58,000 as a result of changes in estimates of transaction costs and the settlement adjustment. Also, as a result of the sale, unrealized gains on securities held for sale by Professional decreased $488,000. The purchase and sale agreement included certain settlement and consideration adjustment provisions which resulted in a further reduction of consideration received of approximately $1.2 million on September 15, 1999.

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

RESTRUCTURING AND OTHER Costs. The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during the first quarter of 1999, the fourth quarter of 1998, the first quarter of 1998 and 1997. The restructuring was necessary as a result of the tremendous growth of the Company and the resulting diversification of the underlying businesses.

1999 PLAN

As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5.3 million for the nine months ended September 30, 1999 associated with such restructuring.

The following reflects the impact of activity for the nine months ended September 30, 1999 on the restructuring accrual balances under the 1999 Plan (in thousands):

                                                           PAID OR
                                                           CHARGED                BALANCE AT
                                               1999        AGAINST               SEPTEMBER 30,
                                             PROVISION    LIABILITY  ADJUSTMENTS     1999
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    3,185  $      (584) $        --   $     2,601
  Estimated holding costs of vacated
     facilities...........................       2,122           --           --         2,122
                                            ----------  -----------  -----------   -----------
                                            $    5,307  $      (584) $        --   $     4,723
                                            ==========  ===========  ===========   ===========

The 1999 plan provided for the termination of 50 employees consisting of divisional management and staff in Dallas over a nine month period. As of September 30, 1999, the Company had paid and charged $584,000 against the accrual for severance and related benefits for 18 terminated employees. Substantially all of the remaining terminations will occur by March 31, 2000.

The 1999 plan also provided for vacating additional floors of the Company's Dallas leased offices. The restructuring provision of $2.1 million represented the estimated net present value of the rent on the office space to be vacated net of the estimated sublease rental income to be received by the Company.

The Company anticipates realizing operating expense savings and cash savings of approximately $3.9 million and $3.4 million per year, respectively, after the implementation of the 1999 restructuring plan.

4TH QUARTER 1998 PLAN

In the fourth quarter of 1998 the Company recorded restructuring costs as a result of the decision to consolidate or merge substantially all of the Company's corporate functions into the Dallas infrastructure.

The following reflects the impact of activity for the nine months ended September 30, 1999 on the remaining restructuring accrual balances under the 4th Quarter 1998 Plan (in thousands):

                                                           PAID OR
                                            BALANCE AT     CHARGED                BALANCE AT
                                            JANUARY 1,     AGAINST               SEPTEMBER 30,
                                               1999       LIABILITY  ADJUSTMENTS     1999
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    2,274  $    (1,154) $       189   $     1,309
  Estimated contract terminations costs...          32          (40)           8            --
                                            ----------  -----------  -----------   -----------
                                            $    2,306  $    (1,194) $       197   $     1,309
                                            ==========  ===========  ===========   ===========

During the nine months ended September 30, 1999, the Company accrued additional severance costs totaling $189,000 and made severance payments of $1.2 million as the result of payment of such benefits to 19 terminated employees.

1ST QUARTER 1998 PLAN

On January 2, 1998, and January 5, 1998, respectively, the Company acquired the SW Financial Controlling Interest (the controlling interest in SW Financial owned by Messrs. Steven W. Fickes, a former executive officer and director, and David J. Stone, a former executive officer and director of the Company) and the Fickes and Stone Knightsbridge Interests (the
interests in KB Investment Fund I, LP, formerly known as Knightsbridge Capital Fund I, LP; KB Management LLC and KB Consultants LLC, formerly known as
Knightsbridge Consultants LLC; owned by Messrs. Fickes and Stone). The acquisition allowed the Company to complete its divisional restructuring which began in 1997.

The following reflects the impact of activity for the nine months ended September 30, 1999 on the remaining restructuring accrual balances under the 1st Quarter 1998 Plan (in thousands):

                                                           PAID OR
                                            BALANCE AT     CHARGED                BALANCE AT
                                            JANUARY 1,     AGAINST               SEPTEMBER 30,
                                               1999       LIABILITY  ADJUSTMENTS     1999
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $      619  $      (297) $      (322)  $        --
  Estimated holding costs of vacated
    facilities............................       2,205           --          (41)        2,164
                                            ----------  -----------  -----------   -----------
                                            $    2,824  $      (297) $      (363)  $     2,164
                                            ==========  ===========  ===========   ===========

The Company paid and charged $297,000 against the severance accrual during 1999. In addition, during 1999 the Company adjusted the severance accrual in the amount of $322,000 due to the Company being required to pay less severance costs due to natural attrition and other factors such as departmental transfers.

The following reflects the impact of activity for the nine months ended September 30, 1998 on the restructuring accrual balances under the 1st Quarter 1998 Plan (in thousands):

                                                           PAID OR
                                                           CHARGED                BALANCE AT
                                               1998        AGAINST               SEPTEMBER 30,
                                             PROVISION    LIABILITY  ADJUSTMENTS     1998
                                            ----------  -----------  ----------- -------------
  Severance and related benefits..........  $    3,831  $    (2,252) $     1,286   $     2,865
  Estimated holding costs of vacated
     facilities...........................       2,205           --           --         2,205
  Write-off of certain fixed assets.......       1,131         (831)        (300)           --
  Estimated contract terminations costs...       4,600       (3,246)      (1,354)           --
                                            ----------  -----------  -----------   -----------
                                            $   11,767  $    (6,329) $      (368)  $     5,070
                                            ==========  ===========  ===========   ===========

During the nine months ended September 30, 1998, the Company paid and charged $2.3 million against the severance accrual and recorded an additional severance accrual of $1.6 million for the termination of all of the Security Life's Raleigh employees (54 people). The severance accrual was also adjusted by $324,000 due to the fact that the Company had to pay less severance costs due to natural attrition and other factors such as departmental transfers.

During the nine months ended September 30, 1998, the Company charged $831,000 against the accrual for certain furniture, fixtures and data pressing equipment which had been utilized in the office space to be vacated.

During the nine months ended September 30, 1998, the Company terminated an information technology outsourcing agreement. The original contract termination fee was $4.6 million. As a result of an amendment to the termination agreement, the Company exited the agreement for a payment of $3.2 million and the remaining accrual was reduced to zero.

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

The following reflects the impact of activity for the nine months ended September 30, 1998 on the remaining restructuring accrual balances under the 1997 Plan (in thousands):

                                                           PAID OR
                                            BALANCE AT     CHARGED                BALANCE AT
                                            JANUARY 1,     AGAINST               SEPTEMBER 30,
                                               1998       LIABILITY  ADJUSTMENTS     1998
                                            ----------  -----------  ----------  -------------
  Severance and related benefits..........  $    1,936  $        --  $      (850)  $     1,086
  Estimated holding costs of vacated
      facilities..........................       4,250         (847)      (2,900)          503
  Write-off of certain fixed assets.......         347           --           --           347
  Estimated contract terminations costs...          24           --           --            24
                                            ----------  -----------  -----------   -----------
                                            $    6,557  $      (847) $    (3,750)  $     1,960
                                            ==========  ===========  ===========   ===========

During the nine months ended September 30, 1998, the Company adjusted the severance accrual by $850,000 due to natural attrition thus reducing the level of severance required and the decision to retain certain employees indefinitely.

During the nine months ended September 30, 1998, the Company charged $847,000 facilities costs against the accrual and adjusted the remaining accrual by $2.9 million as a result of the decision not to merge the Waco operations into an affiliate in Dallas.

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

The following table shows the cash sources and uses of the parent company on a projected basis for the remaining 1999 and on an actual basis for the nine months ended September 30, 1999 and 1998:

                                                     PROJECTED
                                                       PERIOD
                                                     OCTOBER 1,       NINE MONTHS ENDED
                                                      1999 TO           SEPTEMBER 30,
                                                    DECEMBER 31, ------------------------
                                                        1999         1999        1998
                                                     ----------  -----------  -----------
                                                               ($ IN THOUSANDS)
  Cash sources:
    Cash from subsidiaries.........................  $    5,648  $   343,055  $    56,694
    Sales of directly owned subsidiaries...........          --        5,989           --
    Other investment income........................          --          695        2,683
    Additional borrowings..........................          --           --      203,000
    Sales of/collection on assets currently held...       2,604        9,438       23,504
    Other, net.....................................         191           12          624
                                                     ----------  -----------  -----------
         TOTAL SOURCES.............................       8,443      359,189      286,505
                                                     ----------  -----------  -----------

  Cash uses:
    Acquisition of businesses......................          --           --       73,858
    Interest paid on indebtedness..................       9,113       29,149       26,118
    Operating expenses, including restructuring charges   4,560       13,297       26,316
    Reduction of notes payable.....................          --      269,000      126,015
    Capital contributions to subsidiaries..........          --       27,668        6,178
    Costs to dispose of Businesses Held for Sale...       3,000       14,991           --
    Purchase of equity securities..................          --           --        5,000
    Dividends on preferred and common stock........          --           --       16,205
    Other, net.....................................       2,338           --           --
                                                     ----------  -----------  -----------
         TOTAL USES................................      19,011      354,105      279,690
                                                     ----------  -----------  -----------

  Increase (decrease) in cash and short-term
    investments....................................     (10,568)       5,084        6,815
  Cash and short-term investments at beginning of
    period.........................................      17,738       12,654        4,464
                                                     ----------  -----------  -----------
  Cash and short-term investments at end of period.  $    7,170  $    17,738  $    11,279
                                                     ==========  ===========  ===========

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

                           SELECTED PRO FORMA FINANCIAL INFORMATION

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)
  Retained Business--Financial Services Division:
    Operating income......................  $   13,942  $     5,673  $    23,043 $    19,324
    Net investment gains (losses).........       1,035        1,884         (403)      4,785
    Restructuring costs...................          --       (1,610)      (5,313)     (3,774)
                                            ----------  -----------  ----------- -----------
                                                14,977        5,947       17,327      20,335
                                            ----------  -----------  ----------- -----------
  Retained Business--Payroll Sales Division:
    Operating income......................       5,446        2,599       11,214       8,394
    Net investment gains (losses).........          38           (3)        (721)        336
                                            ----------  -----------  ----------- -----------
                                                 5,484        2,596       10,493       8,730
                                            ----------  -----------  ----------- -----------
  Businesses Held for Sale:
    Operating income (loss)...............      (2,584)      (1,806)      15,968     (10,654)
    Net investment gains (losses).........        (120)       2,290          889       7,940
    Restructuring costs...................          --          355          202      (2,696)
    Net gains (losses) from sale of subsidiaries
      (including realized losses on foreign
       currency of $24,978)...............     (21,643)          --        6,161          --
    Impairment valuation..................          --     (145,000)     (58,486)   (285,485)
                                            ----------  -----------  ----------- -----------
                                               (24,347)    (144,161)     (35,266)   (290,895)
                                            ----------  -----------  ----------- -----------
  Corporate:
    Interest and amortization of deferred
      debt issuance cost..................      (7,713)     (10,672)     (33,057)    (30,945)
    Corporate expenses, eliminations and other  (7,322)     (10,313)     (31,436)    (24,798)
    Net investment gains (losses).........         (83)          --           37          (2)
    Restructuring costs...................          --         (133)         (30)     (1,179)
                                            ----------  -----------  ----------- -----------
                                               (15,118)     (21,118)     (64,486)    (56,924)
                                            ----------  -----------  ----------- -----------
  Loss before income taxes and
    Extraordinary charge..................  $  (19,004) $  (156,736) $   (71,932)$  (318,754)
                                            ==========  ===========  =========== ===========

RETAINED BUSINESS--FINANCIAL SERVICES DIVISION

The Financial Services Division includes the operations of Southwestern Life and Security Life. Southwestern Life and Security Life market life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southwestern and southeastern United States.

                           SELECTED PRO FORMA FINANCIAL INFORMATION

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)
  Revenues:
    Policy revenues.......................  $   34,321  $    38,638  $   104,071 $   105,935
    Net investment income.................      40,287       43,179      122,349     135,599
    Other income..........................       5,973          238        9,457       3,334
                                            ----------  -----------  ----------- -----------
                                                80,581       82,055      235,877     244,868
                                            ----------  -----------  ----------- -----------
  Benefits and expenses:
    Total policyholder benefits...........      50,634       57,174      158,401     177,073
    Insurance related expenses............       7,145        7,223       23,184      16,348
    Other operating expenses..............       8,860       11,985       31,249      32,123
                                            ----------  -----------  ----------- -----------
                                                66,639       76,382      212,834     225,544
                                            ----------  -----------  ----------- -----------
      PRE-TAX OPERATING INCOME............  $   13,942  $     5,673  $    23,043 $    19,324
                                            ==========  ===========  =========== ===========

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

Premiums, net of reinsurance, by major product line for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)
  Life premiums:
    Universal life (first year)...........  $    2,224  $     2,640  $     7,251 $     8,305
    Universal life (renewal)..............      21,371       37,315       53,740      86,999
    Yearly renewable term reinsurance on
      universal life......................      (2,149)      (2,024)      (6,523)     (5,414)
    Traditional life (first year).........       2,074        2,294        7,028       7,980
    Traditional life (renewal)............       9,013       13,315       24,669      32,122
                                            ----------  -----------  ----------- -----------
      Life premiums, net of reinsurance...      32,533       53,540       86,165     129,992

  Annuity premiums........................       1,993        4,104        6,651      12,662

  Fixed benefit premiums:
    Long-term care premiums net of
      reinsurance (all first year)........         131          176           57         179
                                            ----------  -----------  ----------- -----------
        Premiums, net of reinsurance......      34,657       57,820       92,873     142,833
  Less premiums on universal life and
    annuities which are recorded as
    additions to insurance liabilities....     (25,588)     (44,059)     (67,642)   (107,966)
                                            ----------  -----------  ----------- -----------
        Premiums on products with mortality
         or morbidity risk................       9,069       13,761       25,231      34,867
  Fees and surrender charges on interest
    sensitive products....................      25,252       24,877       78,840      71,068
                                            ----------  -----------  ----------- -----------
        POLICY REVENUES...................  $   34,321  $    38,638  $   104,071 $   105,935
                                            ==========  ===========  =========== ===========

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

NET INVESTMENT INCOME. Net investment income decreased 6.7% and 9.8% to $40.3 million and $122.3 million for the three and nine months ended September 30, 1999, respectively, due to a decrease in invested assets and reduced yields on investments. Average invested assets declined approximately $162.0 million and $198.5 million for the three and nine months ended September 30, 1999, respectively, compared with the comparable periods in 1998. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities and universal life products, which totaled $59.4 million and $203.0 million for the three and nine months ended September 30, 1999, respectively. Most of these surrenders involved annuities which had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more annuity contracts in force reach the end of the surrender fee periods without the insurance companies actively marketing other replacement business for these accumulation products. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 6.7% and 6.9% for the three and nine months ended September 30, 1999, respectively, compared to 6.9% and 7.0% for the three and nine months ended September 30, 1998, respectively. During 1999, Southwestern Life and Security Life have continued to liquidate mortgages, real estate and other higher yielding but less liquid assets and have maintained higher than normal balances in cash and short- term investments, which have moderately reduced yields.

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

TOTAL POLICYHOLDER BENEFITS. The following table shows the components of total policyholder benefits for the three and nine months ended September 30, 1999 and 1998:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)

  Death benefits..........................  $   18,634  $    21,159  $    61,975 $    66,950
  Other insurance policy benefits and change
    in future policy benefits.............      32,000       36,015       96,426     110,123
                                            ----------  -----------  ----------- -----------
  TOTAL POLICYHOLDER BENEFITS.............  $   50,634  $    57,174  $   158,401 $   177,073
                                            ==========  ===========  =========== ===========

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

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $518.6 million as of September 30, 1999 and $525.4 million as of December 31, 1998. Current trends, principally the less than expected level of the lapses associated with such interest sensitive blocks of business, appear to indicate the need to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by approximately $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non- guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. The Company is pursuing a plan to continue charging certain expense loads associated with certain interest sensitive life insurance contracts which fully mitigates the impact of the need to record additional reserves on such policies. There are risks associated with management action including potential sales disruption and potential litigation. The Company is continuing to refine its actuarial estimates and associated sensitivity testing of such interdependencies between management actions and actual assumptions on policy reserves associated with these contracts which could result in changes in such estimates in the future.

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

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $78,000 and increased $6.8 million during the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods. Amortization of deferred policy acquisition costs increased $3.4 million during the nine months ended September 30, 1999 compared to the comparable 1998 period. The increase during the nine months ended September 30, 1999, principally reflects the growing block of policies in force, as a result of new business sales subsequent to the Company's acquisitions of Security Life and

Southwestern Life. The amortization of deferred policy acquisition costs decreased $11,000 during the three months ended September 30, 1999 compared to the comparable 1998 period. As a result of unlocking assumptions of future interest, lapses, expenses and mortality which effects the estimated future profitability of certain interest sensitive life insurance products at Southwestern Life, amortization decreased approximately $2.0 million which offset the general trend of increasing amortization. Amortization of present value of insurance in force increased $2.7 million and $8.0 million for the three and nine months ended September 30, 1999. The increase for the three month period ended September 30, 1999 was principally attributable to adjustments to VOBA amortization at Security Life. The increase for the nine months ended September 30, 1999 compared to the comparable 1998 period was also effected by a favorable impact from unlocking certain assumptions of future interest, lapses and mortality which effect the estimated future profitability of certain interest sensitive life insurance products for Southwestern Life, which occurred during the three months ended March 31, 1998.

OTHER OPERATING EXPENSES. For the three and nine months ended September 30, 1999, other operating expenses (including general operating, overhead and policy maintenance) decreased $3.1 million and $870,000 from the comparable periods in 1998. The decrease in the three months ended September 30, 1999 is attributable to ongoing reductions in costs associated with the restructuring of the Dallas operations, a reduction in non-deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions for Security Life as these projects were substantially completed in the three months ended September 30, 1999. The decrease for the nine months ended September 30, 1999 also reflects a charge during 1998 for uncollectible agents' debit balances at Security Life. The decrease was partially offset by increases in non-deferrable expenses during the six months ended June 30, 1999 related to costs associated with year 2000 remediation efforts and systems conversions for Security Life. In addition, during the three months ended September 30, 1999, the liability held at Southwestern Life to reflect expected assessments to life and health guaranty associations of states in which it is licensed to do business was reduced by approximately $1.5 million as a result of completing its evaluation of third party guaranty fund assessment data on a corporate-wide basis, including the impact of the dispositions of the Businesses Held for Sale.

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

                           SELECTED PRO FORMA FINANCIAL INFORMATION

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  ------------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- ------------
                                                            ($ IN THOUSANDS)
  Revenues:
    Policy revenues.......................  $   23,130  $    22,815  $    69,431 $    66,446
    Net investment income.................       9,490        9,583       28,279      28,666
    Other income..........................         549           (8)       1,452         250
                                            ----------  -----------  ----------- -----------
                                                33,169       32,390       99,162      95,362
                                            ----------  -----------  ----------- -----------
  Benefits and expenses:
    Total policyholder benefits...........      13,322       16,166       46,642      48,093
    Insurance related expenses............       9,996        8,991       27,560      25,686
    Other operating expenses..............       4,405        4,634       13,746      13,189
                                            ----------  -----------  ----------- -----------
                                                27,723       29,791       87,948      86,968
                                            ----------  -----------  ----------- -----------
      PRE-TAX OPERATING INCOME............  $    5,446  $     2,599  $    11,214 $     8,394
                                            ==========  ===========  =========== ===========

POLICY REVENUES. Premiums received, net of reinsurance, by major product line for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)
  Life premiums:
    Universal life (first year)...........  $      205  $       158  $       609 $       636
    Universal life (renewal)..............       6,452        5,287       19,273      17,878
    Traditional life (first year).........       3,748        4,352       12,045      12,912
    Traditional life (renewal)............       9,327        7,412       28,751      21,784
                                            ----------  -----------  ----------- -----------
      Life premiums, net of reinsurance...      19,732       17,209       60,678      53,210
                                            ----------  -----------  ----------- -----------

  Annuity premiums........................         260          247          892         685
                                            ----------  -----------  ----------- -----------

  Fixed benefit premiums:
    Accident and health (first year)......         726          815        1,946       2,049
    Accident and health (renewal).........       2,780        3,223        7,760       8,094
                                            ----------  -----------  ----------- -----------
      Fixed benefit premiums, net of
         reinsurance......................       3,506        4,038        9,706      10,143
                                            ----------  -----------  ----------- -----------

      Premiums, net of reinsurance........      23,498       21,494       71,276      64,038
  Less premiums on universal life and
    annuities which are recorded as additions
    to insurance liabilities..............      (6,917)      (5,692)     (20,774)    (19,199)
                                            ----------  -----------  ----------- -----------
      Premiums on products with mortality or
        morbidity risk....................      16,581       15,802       50,502      44,839
  Fees and surrender charges on interest
    sensitive products....................       6,549        7,013       18,929      21,607
                                            ----------  -----------  ----------- -----------
      Policy revenues.....................  $   23,130  $    22,815  $    69,431 $    66,446
                                            ==========  ===========  =========== ===========

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

TOTAL POLICYHOLDER BENEFITS. The following table shows the components of total policyholder benefits for the three and nine months ended September 30, 1999 and 1998:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)

  Death benefits..........................  $    5,202  $     6,407  $    16,874 $    17,970
  Fixed benefit claims incurred...........       1,886        1,756        6,323       5,883
  Other insurance policy benefits and
    Change in future policy benefits......       6,234        8,003       23,445      24,240
                                            ----------  -----------  ----------- -----------
  TOTAL POLICYHOLDER BENEFITS.............  $   13,322  $    16,166  $    46,642 $    48,093
                                            ==========  ===========  =========== ===========

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

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $1.0 million and $1.9 million for the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods. Amortization of deferred policy acquisition costs at AA Life increased $1.4 million and $3.5 million for the three and nine months ended September 30, 1999, respectively, compared to the comparable 1998 periods primarily reflecting the growing block of policies in force as a result of new business sales subsequent to the Company's acquisition of AA Life. Amortization of the present value of insurance in force decreased $843,000 and $1.3 million for the three and nine months ended September 30, 1999, respectively, compared with the comparable 1998 periods, primarily as a result of unlocking assumptions of future interest rates, lapses, expenses and mortality which effects the estimated future profitability at OLIC during the three months ended December 31, 1998, which significantly reduced the amount of such assets, hence lowering future amortization.

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

                           SELECTED PRO FORMA FINANCIAL INFORMATION

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------  -----------------------
                                               1999         1998        1999         1998
                                            ----------  -----------  ----------- -----------
                                                            ($ IN THOUSANDS)
  Revenues:
    Policy revenues.......................  $   12,498  $    62,152  $   112,915 $   189,031
    Net investment income.................       2,877       34,533       54,568     107,584
    Other income..........................       1,059        4,415       13,015      14,048
                                            ----------  -----------  ----------- -----------
                                                16,434      101,100      180,498     310,663
                                            ----------  -----------  ----------- -----------
  Benefits and expenses:
    Total policyholder benefits...........      10,445       61,033      101,565     200,876
    Insurance related expenses............       2,459       23,438       24,224      69,176
    Other operating expenses..............       6,114       18,435       38,741      51,265
                                            ----------  -----------  ----------- -----------
                                                19,018      102,906      164,530     321,317
                                            ----------  -----------  ----------- -----------
    Pre-tax operating income (loss).......  $   (2,584) $    (1,806) $    15,968 $   (10,654)
                                            ==========  ===========  =========== ===========

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

                                  PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Click here to jump to Note 10

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

                                            PENNCORP FINANCIAL GROUP, INC.



                                            BY:/S/JAMES P. MCDERMOTT
                                               --------------------------------
                                               James P. McDermott
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Authorized officer and principal
                                               accounting and financial  officer
                                               of the Registrant)

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