Form 10-K
period 1999-12-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 2000-04-14
CIK 890449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 1-11422

                         PENNCORP FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware
    (State or other jurisdiction of                   13-3543540
    incorporation or organization)       (I.R.S. employer identification no.)

  c/o Southwestern Financial Services
              Corporation
       717 North Harwood Street
             Dallas, Texas
    (Address of principal executive                     75201
               offices)                               (Zip code)

       Registrant's telephone number, including area code: (214) 954-7111

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
               Title of Each Class                   on Which Registered
        -----------------------------------    --------------------------------

        Common Stock, $.01 par value           New York Stock Exchange

        $3.375 Convertible Preferred Stock,    New York Stock Exchange
            $.01 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2000: $729,868.

The number of Common Stock shares outstanding as of March 29, 2000, was 29,194,731.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                            Page

PART I

     Item 1    Business                                                       3
     Item 2    Properties                                                    21
     Item 3    Legal Proceedings                                             21
     Item 4    Submission of Matters to a Vote of Security Holders           22

PART II

      Item 5.  Market for the Registrant's Common Equity and Related
               Shareholder Matters                                           23
      Item 6.  Selected Consolidated Financial Data                          24
      Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     25
      Item 7A. Quantitative and Qualitative Disclosures about Market
               Risk Exposures of Financial Instruments for the
               Businesses Owned at December 31, 1999                         48
      Item 8.  Financial Statements and Supplementary Data                   52
      Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     119

PART III

      Item 10. Directors and Executive Officers of the Registrant           119
      Item 11. Executive Compensation                                       120
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                               122
      Item 13. Certain Relationships and Related Transactions               123

PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                  126

                                    PART I

Item 1. Business

GENERAL DESCRIPTION AND HISTORY

      PennCorp Financial Group, Inc. ("PennCorp" or the "Company"), incorporated in Delaware in 1989, is a holding company, the principal subsidiaries of which are Southwestern Life Insurance Company ("Southwestern Life") and Security Life and Trust Insurance Company ("Security Life"). The Company's insurance subsidiaries market and underwrite life insurance, accumulation products and fixed benefit accident and sickness insurance to lower and middle-income markets throughout the United States and Canada. The Company's insurance products are sold primarily through independent general agents. Prior to the sales of certain subsidiaries, the Company sold products through several additional distribution channels including, exclusive agents, payroll deduction programs and financial institutions. During 1997 the Company restructured its operating units into three primary business units: the Financial Services Division, the Payroll Sales Division and the Career Sales Division.

      As part of its effort to stabilize its capital structure, increase liquidity and reduce indebtedness, the Company sold its Career Sales Division, Payroll Sales Division and portions of its Financial Services Division in 1999 and the first two months of 2000. As a result of the material impact of the companies sold during 1999 to the aggregate operating results of the Company, this Annual Report on Form 10-K includes a discussion of these companies.

      The Financial Services Division was comprised of Southwestern Life Insurance Company ("Southwestern Life"), Security Life and Trust Insurance Company ("Security Life") and United Life and Annuity Insurance Company ("United Life") (sold April 30, 1999). The Payroll Sales Division was comprised of Professional Insurance Company ("Professional") (sold March 31, 1999), Pioneer Security Life Insurance Company ("Pioneer Security"), its subsidiary, American-Amicable Life Insurance Company ("American-Amicable"), American-Amicable's subsidiary, Pioneer American Insurance Company ("Pioneer American") (Pioneer Security, American-Amicable and Pioneer American collectively, "AA Life") and Occidental Life Insurance Company ("OLIC"). AA Life and OLIC were sold on February 4, 2000. The Career Sales Division was comprised of Pennsylvania Life Insurance Company ("PLIC") and PennCorp Life Insurance Company (together with PLIC, "PennLife"), Union Bankers Insurance Company
("Union Bankers"), Constitution Life Insurance Company ("Constitution"), Marquette National Life Insurance Company ("Marquette") and Peninsular Life Insurance Company ("Peninsular"). The Career Sales Division was sold July 30, 1999. See "Organizational Changes".

      The Career Sales Division together with Professional, United Life Assets (consisting of United Life, UC Mortgage Corp. ("UC Mortgage"), Cyberlink Development, Inc. ("Cyberlink") and certain assets of Marketing One, Inc. ("Marketing One")) (sold April 30, 1999) and KIVEX, Inc. ("KIVEX") (sold July 30, 1999), a non-insurance subsidiary and internet service provider, are referred to as "Businesses Held for Sale".

      On January 10, 2000, the Company announced that it had agreed to sell its Payroll Sales Division to a company formed by Thoma Cressey Equity Partners for approximately $102 million subject to certain adjustments. On February 4, 2000, the Company consummated the sale of the Payroll Sales Division for cash proceeds of approximately $103.3 million. As a result of the sale, the Company recognized an impairment loss of $95.5 million which was recognized in the financial statements for the year ended December 31, 1999.

      Also on January 10, 2000, the Company announced that it had agreed to sell its Financial Services Division to Reassure America Life Insurance Company ("Reassure America"), a subsidiary of Swiss Reinsurance Company of Zurich ("Swiss Re"), for $260 million subject to certain adjustments, and accomplish such transaction through the filing of a voluntary petition for relief under chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

      On February 7, 2000 (the "Petition Date"), PennCorp filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, PennCorp has continued to operate and manage its assets and business as a debtor in possession as authorized by provisions of the Bankruptcy Code.

      On February 28, 2000 the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers ("Sales Procedure Order").

      On March 15, 2000, the Company received a competing bid in the form of a recapitalization plan submitted by Inverness/Phoenix Capital LLC ("Inverness") and Vicuna Advisors, LLC ("Vicuna") on behalf of the unofficial ad hoc committee of preferred stockholders, and Mr. Bernard Rapoport ("Rapoport") and Mr. John Sharpe ("Sharpe") ("Recapitalization Plan"). On March 23, 2000 the Company's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Director's selection of the Recapitalization Plan.

      The proposed Recapitalization Plan provides that the preferred stockholders will receive one share of common stock of the reorganized company for each share of outstanding preferred stock. In addition, the preferred stockholders will have an opportunity, pursuant to a rights offering, to purchase .3787 shares of common stock of the reorganized company for each share of outstanding preferred stock owned at a purchase price of $12.50 per share. Inverness and Vicuna have issued a standby commitment letter to the Company, committing $24.5 million to fully underwrite the rights offering. In addition, Rapoport and Sharpe have committed to purchase equity in the recapitalized company amounting to $20.0 million and $3.0 million, respectively. The standby commitment letter and the Rapoport and Sharpe investment are subject to certain conditions.

      Under the Recapitalization Plan, all existing shares of the Company's common stock will be cancelled for no value, and the Company's existing senior and subordinated debt, with principal aggregating approximately $180 million at March 31, 2000, will be paid in full in cash. Any and all other claims and liabilities of the Company will be paid in accordance with their terms.

      Consummation of the recapitalization transaction is subject to certain conditions including regulatory approvals, the consummation of a $95 million credit facility, the consummation of a proposed transaction whereby Southwestern Life and Security Life will reinsure substantially all of their existing deferred annuity blocks of business, an order confirming the Company's plan of reorganization that incorporates the proposed recapitalization transaction shall have been entered by the Bankruptcy Court and such order shall be unstayed and in full force and effect, and the closing of the recapitalization shall occur no later than December 31, 2000. The definitive agreements for the credit facility and the reinsurance transaction will contain conditions to consummation including no material adverse change as defined in the proposed $95 million credit agreement.

      The Company has received irrevocable commitments from holders of approximately 71 percent of the Company's two outstanding series of preferred stock indicating that they will vote in favor of the Recapitalization Plan upon solicitation by the Company which, when such shares are voted, will satisfy the voting requirements for confirmation of a plan of reorganization. Inverness, Vicuna, Rapoport and Sharpe have deposited an aggregate of $47.5 million into an escrow account, such that those funds will be used to make their respective committed equity investments in the recapitalized company once the Recapitalization Plan is consummated. A portion of such funds may be forfeited to the Company under certain circumstances.

      The Company filed a plan of reorganization on April 5, 2000 and will seek confirmation of the Recapitalization Plan by the Bankruptcy Court on June 5, 2000, with consummation expected to occur promptly thereafter. For additional information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition, Liquidity and Capital Resources and Notes 9 and 23 of Notes to Consolidated Financial Statements.

      Following the filing of PennCorp's Chapter 11 petition, the New York Stock Exchange ("NYSE") suspended all trading in the Company's listed securities and has applied to the Securities and Exchange Commission for the removal of the Company's common stock and $3.375 convertible preferred stock listing and registration on the NYSE. See Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

ORGANIZATIONAL CHANGES

      The Company has experienced significant changes in the past three years. As a result of integration of acquired businesses and material changes to the Company's operating platform, the Company began a strategic business evaluation in the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division in 1997. On January 2, 1998, the Company consummated the acquisition of the SW Financial Controlling Interest (the holdings of common stock and/or common stock warrants of Southwestern Financial Corporation ("SW Financial") from KB Investment Fund I, LP ("KB Fund") and Messrs. Steven F. Fickes and David J. Stone, former executive officers and directors of the Company.) On January 5, 1998, the Company consummated the acquisition of the interest of Messrs. Fickes and Stone in KB Management, LLC ("KB Management"), KB Fund and KB Consultants, LLC (the "Fickes and Stone Knightsbridge Interests"). In order to stabilize the Company's capital structure, increase liquidity and materially reduce its indebtedness the Company sought to sell certain assets during 1999. Professional was sold March 31, 1999, the United Life Assets were sold April 30, 1999, KIVEX was sold June 30, 1999 and the Career Sales Division was sold on July 30, 1999. On February 4, 2000 the Company consummated the sale of the Payroll Sales Division.

      The following chart summarizes the classification of the Company's principal operating subsidiaries for the years ended December 31, 1999, 1998 and 1997:

                                                 1999                           1998              1997
                                       -------------------------    --------------------------   -------
                                                  Business Held                  Business Held
                                       Ongoing      for Sale        Ongoing        For Sale      Ongoing
                                       -------    -------------     -------      -------------   -------
         Corporate
           PennCorp                       X                             X                           X
           KIVEX(1)                                     X                               X           X
           KB Management(2)               X                             X

         Financial Services Division
           Southwestern Life(3)           X                             X
           Security Life                  X                             X                           X
           United Life(4)                               X                               X           X

         Payroll Sales Division
           Professional(5)                              X                               X           X
           AA Life(6)                     X                             X                           X
           OLIC(6)                        X                             X                           X

         Career Sales Division

           PennLife(7)                                  X                               X           X
           Union Bankers(8)                             X                               X
           Constitution(8)                              X                               X
           Marquette(8)                                 X                               X
           Peninsular(7)                                X                               X           X

          ---------------
          (1) Transferred to Businesses Held for Sale in 1998 and sold June 30, 1999.
          (2)  Acquired January 5, 1998.
          (3) Remaining interests acquired with acquisition of SW Financial on January 2, 1998.
          (4) Transferred to Businesses Held for Sale in 1998 and sold April 30, 1999.
          (5) Transferred to Businesses Held for Sale in 1998 and sold March 31, 1999.
          (6) Sold February 4, 2000 (see pro forma effect of disposition in Management's Discussion and Analysis of Financial Condition and Results of Operations--General and Note 17 of Notes to Consolidated Financial Statements.)
          (7) Transferred to Businesses Held for Sale in 1998 and sold July 30, 1999.
          (8) Remaining interests acquired with acquisition of SW Financial on January 2, 1998; transferred to Businesses Held for Sale in 1998 and sold July 30, 1999.

CURRENT STRUCTURE

      In conjunction with the sale of the Payroll Sales Division on February 4, 2000, Security Life became a wholly-owned subsidiary of Pacific Life and Accident Insurance Company ("PLAIC"). The current organization structure of the Company after the sale of the Payroll Sales Division is as follows:

                                    PennCorp
                                       |
       ________________________________|_________________________________
       |                               |                                |
     Other                             |                                |
Non-insurance(1)                     PLAIC                       KB Management
                                       |
                          _____________|______________
                          |                           |
                    Southwestern                  Security
                         Life                        Life


---------------
(1) Includes Marketing One, SW Financial, Southwestern Financial Services Corporation ("SFSC"), PennCorp Financial Services, Inc. ("PCFS"), KB Investment, LLC, American-Amicable Holdings Corporation ("AA Holdings") and PennCorp Occidental Corp.

DISPOSITIONS

      On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. ("GE Financial") for cash proceeds of $47.5 million. The Company realized net cash proceeds of $40.2 million. Professional, which previously was included in the Payroll Sales Division, provided individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. The Company realized a gain from the sale totaling $1.1 million. As a result of the sale, unrealized gains on securities available for sale by Professional decreased by $488,000. On September 15, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement, the Company reduced the consideration received by $1.2 million.

      On April 30, 1999, the Company consummated the sale of the United Life Assets to ING America Insurance Holdings, Inc. ("ING"). United Life, which previously was included in the Financial Services Division, principally marketed fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. The purchase consideration totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of the Company's obligation to purchase certain mortgages and other assets as well as for transaction related costs at closing. The Company received net cash proceeds of $136.5 million. The Company realized a loss from the sale totaling $3.9 million. As a result of the sale, unrealized gains on securities held for sale by United Life decreased $1.7 million. As of December 31, 1999, the Company has sold substantially all of the mortgages retained by the Company as a part of the Sale of the United Life Assets and received proceeds aggregating $8.0 million. The Company may be obligated to repurchase certain of the mortgages sold. The amount of mortgages the Company may be required to repurchase is not expected to exceed approximately $1.6 million. At December 31, 1999, the Company has established a $1.2 million liability related to these contingencies.

      On June 30, 1999, the Company completed the sale of KIVEX, an internet service provider, to Allegiance Telecom, Inc. for $34.5 million in cash. The net proceeds to the parent company from the sale were $22.2 million after payment of costs and fees associated with the transaction and after repayment of $10.2 million of intercompany borrowings to insurance company affiliates of PennCorp. The Company recorded a gain of $30.9 million from the sale.

      On July 30, 1999, the Company consummated the sale of the Career Sales Division to Universal American Financial Corp. ("Universal American"). The Career Sales Division marketed and underwrote fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. The net cash proceeds after transaction costs and fulfillment of contract obligations were $82.0 million. The Company realized a foreign currency translation loss of $25.0 million which represented previously unrealized translation losses on the Company's Canadian insurance operations, partially offset by a gain of $3.5 million on the disposition resulting in a net loss of $21.5 million. In addition, as a result of the sale, unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.3 million and $25.0 million, respectively. On December 29, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement, the Company reduced the consideration received by $2.6 million.

      During 1999, the Company used $267.0 million of the net proceeds from these sales to pay down the outstanding balance under the bank credit facility (the "Bank Credit Facility"). In addition, the Company repaid an additional $2.0 million of indebtedness as a result of liquidity at the parent company above the amounts prescribed in the Bank Credit Facility, as amended.

BUSINESSES OWNED AT DECEMBER 31, 1999

      The remaining companies in the Financial Services Division market life insurance and, to a lesser extent, annuity products through independent general agents who sell directly to individuals primarily in the southeastern and southwestern United States. In early 2000 the Company discontinued new life sales at Security Life in order to reduce costs and concentrate its marketing efforts at Southwestern Life.

      The Payroll Sales Division, principally through AA Life, markets and underwrites customized life insurance and accumulation products to U.S. military personnel and government employees through a general agency force. OLIC provides individual fixed benefit, accident and sickness products and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. The Payroll Sales Division was sold on February 4, 2000.

      For purposes of the Company's separate disclosure of the Businesses Held for Sale as described above, Security Life, Southwestern Life, OLIC, AA Life and other non-life insurance corporate entities are collectively referred to herein as the "Businesses Owned at December 31, 1999."

ACQUISITION OF SW FINANCIAL CONTROLLING INTEREST AND KB INTERESTS

      On January 2, 1998, the Company consummated the acquisition, from KB Fund (formerly Knightsbridge Capital Fund I, LP) and Messrs. Steven W. Fickes and David J. Stone, former executive officers and directors of the Company, of the SW Financial Controlling Interest for an aggregate purchase price of $73.7 million (not including acquisition expenses).

      On January 5, 1998, the Company consummated the acquisition of the Fickes and Stone Knightsbridge Interests for total consideration estimated to be $10.6 million (not including acquisition expenses). Under the terms of the transaction, Mr. Fickes is to receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and is to be issued 173,160 shares of the Company's Common Stock on April 15, 2001. The Company issued 173,160 shares to Mr. Stone in July 1998.

      Further information regarding the SW Financial investment appears in Note 6 of Notes to Consolidated Financial Statements. Information relating to the relationship between the Company and the KB Fund, the acquisition of the Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest appears in Notes 3 and 18 of Notes to Consolidated Financial Statements, and in Item 13. Certain Relationships and Related Transactions hereof.

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

      The following table presents the historical percentages of consolidated insurance operations revenues derived from these product types:

                                         PERCENTAGE OF CONSOLIDATED
                                            INSURANCE OPERATIONS
                                        REVENUES FOR THE YEARS ENDED
                                                DECEMBER 31,
                                 --------------------------------------------
                                                  Pro forma         Pro forma
   INSURANCE PRODUCT TYPE         1997     1998     1998(1)  1999    1999(1)
   ----------------------------- ------   ------   -------- ------   -------

   Fixed benefit................    29.8%    30.4%     3.9%    21.0%     3.3%
   Life.........................    43.1     48.7     79.7     63.6     82.5
   Accumulation.................    27.1     20.9     16.4     15.4     14.2
                                 -------  -------  -------  -------  -------
     Total......................   100.0%   100.0%   100.0%   100.0%   100.0%
                                 =======  =======  =======  =======  =======
   ---------------
   (1) Pro forma 1999 and 1998 ratios and amounts exclude the results of Businesses Held for Sale as if Businesses Held for Sale were sold January 1, 1998. Such pro forma information is provided for comparative purposes only and does not purport to be indicative of what would have occurred had the consummation of the sales transactions occurred as of January 1, 1998, or future results of the Businesses Owned at December 31, 1999.

      The amount of annualized premium in force and policy activity by type of business for the past three years is as follows:


                                              ANNUALIZED PREMIUM IN FORCE
                                                  AS OF DECEMBER 31,
                                          -----------------------------------------
                                                   ($ in thousands)
                                                              Pro forma(1)
   INSURANCE PRODUCT TYPE                   1997       1998       1998       1999
   ------------------------------------    ------     ------     ------     -----
   Life(2).............................   $219,180   $496,712   $355,089   $316,976
   Fixed benefit.......................    184,214    209,495     13,966     16,008
                                          --------   --------   --------   --------
     Total.............................   $403,394   $706,207   $369,055   $332,984
                                          ========   ========   ========   ========

   ---------------
   (1) Pro forma 1998 ratios and amounts exclude the results of Businesses Held for Sale as if Businesses Held for Sale were sold January 1, 1998. Such pro forma information is provided for comparative purposes only and does not purport to be indicative of what would have occurred had the consummation of the sales transactions occurred as of January 1, 1998, or future results of the Businesses Owned at December 31, 1999.
   (2) Life annualized premium in force includes target premium for interest sensitive products. Interest sensitive policy revenue may vary from target premium as policyholders have no obligation to pay target premium. Additionally, interest sensitive policy revenues are determined based upon contractual charges assessed against policyholder funds and are not determined by policy revenues collected.

      The following discussion of the Company's principal products relates to the Businesses Owned at December 31, 1999.

Life Insurance Products

      Traditional Whole Life. The Company's whole life policies are permanent insurance products that combine life insurance protection with a savings component or cash value that gradually increases in amount. Typically, a guaranteed fixed premium, which is higher than for comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. A policyholder may borrow against the policy's accumulated cash value, but the amount of any outstanding loans decreases the death benefit under the policy. A policyholder may surrender a policy and receive the accumulated net cash value. As of December 31, 1999, for the Businesses Owned, there were approximately 212,000 whole life policies in force with $900 million in face amount of insurance and $502.3 million in future policy benefit reserves.

      Universal and Interest-Sensitive Life. The universal and interest-sensitive life products offered by the Company provide whole life insurance with adjustable rates of return related to current interest rates. Universal life products permit policyholders to vary the frequency and size of their premium payments, although policy benefits may also vary.

      The majority of sales of individual life insurance products, measured by premium volume, has been derived from universal and interest-sensitive life insurance products. The Company's universal and interest-sensitive life products provide advantages generally not available to its traditional whole life and term life policyholders, such as flexibility in available coverages and flexibility in the amount and timing of premium payments. In addition, the Company's universal and interest-sensitive life products can, in some respects, provide higher returns and greater cash values to policyholders as compared with traditional whole life insurance products. The Company's universal life and interest-sensitive life insurance products are marketed to individuals directly and through qualified retirement plans, deferred compensation plans, and employer sponsored payroll deduction plans. As of December 31, 1999, for the Businesses Owned at December 31, 1999, there were approximately 217,000 universal and interest-sensitive life policies in force with $16.9 billion in face amount of insurance and $1,353.2 million in account value.

      Term Life. Term life products offer pure insurance protection for a specified period of time, typically one, five or ten years. The Company offers a variety of term life products that include some or all of the following features: current and guaranteed premium rates that are level for a specified number of years; preferred smoker, preferred nonsmoker, nonsmoker, and smoker underwriting classes; and conversion to permanent insurance allowed to age 65 with premium credit. As of December 31, 1999, for the Businesses Owned at December 31, 1999, there were approximately 115,000 term life policies in force with $10.3 billion in face amount of insurance and $42.3 million in future policy benefit reserves.

      Total sales of individual life insurance by the Businesses Owned at December 31, 1999 were approximately $43.8 million, $50.2 million and $46.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Accumulation Products

      The Company's accumulation products include single premium deferred annuities, flexible premium deferred annuities and variable annuity products. The principal annuity products marketed by the Company's insurance subsidiaries owned at December 31, 1999 consist of flexible premium deferred annuities ("FPDAs") and single premium deferred annuities ("SPDAs").

      As of December 31, 1999, the guaranteed minimum crediting rates of the Company's deferred annuity products for the Businesses Owned at December 31, 1999 were as follows:

                 Guaranteed Minimum            Funds Under
                   Crediting Rate               Management
                 ------------------          ---------------
                                             ($ in millions)

                  3.00%......................  $    46.5
                  3.50%......................        2.1
                  4.00%......................      377.6
                  4.50%......................       76.0
                  5.00%......................       --
                  6.00%......................       20.6
                    No guaranteed minimum....        5.4
                                               ---------
                                               $   528.2
                                               =========

      At December 31, 1999, annuity liabilities were composed of $112.5 million of SPDA liabilities and $415.7 million of FPDA liabilities and $192.0 million of other annuity liabilities, for a total of $720.2 million of annuity liabilities. Of such liabilities $219.3 million were subject to surrender charges averaging 7.0% as of December 31, 1999.

      Total sales of annuities by the Businesses Owned at December 31, 1999 were approximately $10.5 million, $31.8 million and $33.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

      Historically, most of the Company's sales of fixed benefit products are produced by Businesses Held for Sale. Total sales of fixed benefit products by the Businesses Owned at December 31, 1999 were approximately $6.3 million, $3.7 million and $3.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      During 1998, Southwestern Life began marketing long-term care products which are marketed to retirees, older self-employed individuals and other persons in middle income levels. The Company believes that the market for long-term care insurance products is attractive because of the general aging of the United States population and the lack of savings resources to cover prolonged illnesses or convalescent care. As of December 31, 1999, there were 2,487 long-term care policies in force representing $3.5 million in annualized premiums and $300,000 in reserves. Total sales of long-term care products by Southwestern Life during 1999 and 1998 were approximately $2.9 million and $1.0 million, respectively.

      The following table provides certain information with respect to the number of policies in force of various categories of insurance business in force of the Company's insurance subsidiaries:


                                      1997                            1998                              1999
                          -----------------------------  ------------------------------   -----------------------------
                           Fixed                Accum-    Fixed                 Accum-     Fixed                Accum-
                          Benefit     Life     ulation   Benefit      Life      ulation   Benefit       Life    ulation
                          --------  --------   -------   --------   --------    -------   --------    --------  -------
Policies in force -
  January 1 ...........    698,072   558,697    90,265    654,936    506,913     69,769    697,018     779,932   86,612
  New issues ..........     84,286    62,449     5,012     89,218     72,080      8,715      9,932      90,921    1,189
  Business acquired, net      --        --        --      112,098    301,537     35,511       --          --       --
  Businesses sold(1), net     --        --        --         --          --        --     (652,417)   (212,718) (53,343)
  Policies terminated .   (127,422) (114,233)  (25,508)  (159,234)  (100,598)   (27,383)    (9,514)    (72,715)  (6,140)
                          --------  --------   -------   --------   --------    -------   --------    --------  -------
  Policies in force -
    December 31 .......    654,936   506,913    69,769    697,018    779,932     86,612     45,019     585,420   28,318
                          ========  ========   =======   ========   ========    =======   ========    ========  =======

(1) Reflects amounts as if Businesses Held for Sale were sold as of January 1, 1999.

MARKETING AND DISTRIBUTION

      The Financial Services Division is licensed to market its insurance products in 43 states, the District of Columbia, and in Guam. The Company markets and distributes its products primarily through independent general agents who sell on an individual basis.

      The following tables illustrate, by direct cash premium collected, (as reported to regulatory authorities) and relative percentages, the principal states in which the Financial Services Division collected in excess of 4% of policy revenues for the year ended December 31, 1999.

                              Direct Premium Collected
                    --------------------------------------------
                    Jurisdiction            Amount    Percentage
                    ------------            ------    ----------
                                       ($ in thousands)

                    Texas ..............   $ 47,657      30.4%
                    North Carolina .....     17,369      11.1
                    California .........     11,017       7.0
                    Georgia ............     10,413       6.7
                    Florida ............      8,330       5.3
                    Virginia ...........      6,649       4.3
                                           --------     -----
                      Subtotal .........    101,435      64.8
                    All Others .........     55,170      35.2
                                           --------     -----
                      Total ............   $156,605     100.0%
                                           ========     =====

      The Payroll Sales Division is licensed to market its insurance products in all states (other than New York) and in the District of Columbia, and in Puerto Rico, Guam and certain Caribbean countries. In addition, the Payroll Sales Division is authorized to sell its products to U.S. Military installations in foreign countries. The Company markets and distributes its products primarily through independent general agents who sell on an individual basis and independent general agents who sell through payroll deduction programs.

      The following tables illustrate, by direct cash premium collected, (as reported to regulatory authorities) and relative percentages, the principal states in which the Payroll Sales Division collected in excess of 4.0% of policy revenues for the year ended December 31, 1999.

                              Direct Premium Collected
                    --------------------------------------------
                    Jurisdiction            Amount    Percentage
                    ------------            ------    ----------
                                       ($ in thousands)

                    Texas ..............   $ 9,017       9.3%
                    California .........     8,506       8.8
                    North Carolina .....     6,850       7.1
                    Florida ............     5,444       5.6
                    South Carolina .....     4,020       4.1
                    Kansas .............     3,883       4.0
                                           -------     -----
                      Subtotal .........    37,720      38.9
                    All Others .........    59,190      61.1
                                           -------     -----
                      Total ............   $96,910     100.0%
                                           =======     =====

Financial Services Division

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

      The following tables set forth information regarding the Financial Services Division. Southwestern Life is included beginning in 1998. United Life is excluded on a pro forma basis for 1998 and 1999 as it is included in Businesses Held for Sale and was sold on April 30, 1999.


                                                                             Pro forma
                                                                          ------------------
   FINANCIAL SERVICES DIVISION                          1997     1998       1998      1999
   -------------------------------------------------  -------  ---------  --------  --------
                                                               ($ in thousands)
   Agents under contract ...........................     7,730    19,254    16,607    14,663
   Number of agents annually producing new business.     2,206     4,894     4,353     3,955
   Submitted annualized new business premiums ......  $139,483  $160,258   $72,465   $39,849
   Annualized new business premium per agent .......  $   63.2  $   32.7   $  16.6   $  10.1


      The revenue earned by the Financial Services Division by product type is shown below:

                                                                   Pro forma
                                                              ------------------
   INSURANCE PRODUCT TYPE                   1997      1998      1998      1999
   -------------------------------------- --------  --------  --------  --------
                                                         ($ in millions)

   Life.................................. $  127.9  $  249.3  $  239.6  $  244.3
   Accumulation..........................    166.9     167.8      65.7      54.7
   Fixed benefit.........................      0.3       2.7       2.4       0.3
                                          --------  --------  --------  --------
     Total............................... $  295.1  $  419.8  $  307.7  $  299.3
                                          ========  ========  ========  ========

      The percentage of the Financial Services Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                  Pro forma
                                                                 ------------
   INSURANCE PRODUCT TYPE                        1997    1998    1998    1999
   -----------------------------------------     ----    ----    ----    ----

   Life ....................................     46.3%   60.2%   69.1%   68.2%
   Fixed benefit ...........................      0.2     1.0    14.3     1.8
   Accumulation ............................     95.0    94.2    92.0    88.5
     Total division revenue to the Company's
      total insurance operations revenue ...     45.9    49.5    70.7    68.9

Payroll Sales Division

      Each of the Payroll Sales Division's marketing units is divided into regions utilizing a hierarchical approach to managing the sales representative. Additionally, AA Life and OLIC also utilize field marketing directors and independent marketing organizations to access potential policyholders.

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

      The following tables set forth information regarding the Payroll Sales Division. Professional is excluded on a pro forma basis for 1998 and for 1999 as it is included in Businesses Held for Sale and was sold on March 31, 1999:


                                                                             Pro forma
                                                                          -----------------
   PAYROLL SALES DIVISION                              1997      1998      1998      1999
   ------------------------------------------------   -------   -------   -------   -------
                                                                  ($ in thousands)
   Agents under contract ..........................     6,784     6,941     3,638     3,129
   Number of agents annually producing new business     2,955     1,926       783       684

   Submitted annualized new business premiums .....   $42,527   $44,100   $26,944   $23,786
   Annualized new business premium per agent ......   $  14.4   $  22.9   $  34.4   $  34.8

      The revenue earned by the Payroll Sales Division by product type is shown below:

                                                                     Pro forma
                                                                -------------------
   INSURANCE PRODUCT TYPE                   1997       1998       1998       1999
   -------------------------------------- --------   --------   --------   --------
                                                    ($ in millions)
   Life................................   $  116.4   $  112.6   $  107.0   $  114.1
   Fixed benefit.......................       48.9       48.0       14.6       13.8
   Accumulation........................        7.2        5.9        5.7        7.1
                                          --------   --------   --------   --------
     Total.............................   $  172.5   $  166.5   $  127.3   $  135.0
                                          ========   ========   ========   ========

      The percentage of the Payroll Sales Division revenue to the Company's total insurance operations revenue by insurance product is shown below:

                                                                  Pro forma
                                                                 ------------
   INSURANCE PRODUCT TYPE                        1997    1998    1998    1999
   -----------------------------------------     ----    ----    ----    ----

   Life ....................................     42.2%   27.2%   30.9%   31.8%
   Fixed benefit ...........................     25.5    18.6    85.7    98.2
   Accumulation ............................      4.1     3.3     8.0    11.5
     Total division revenue to the Company's
       total insurance operations revenue ..     26.8    19.5    29.3    31.1

INSURANCE UNDERWRITING

      The Financial Services Division generally utilizes the underwriting manual of a large reinsurer as a guide for risk selection. The Company considers its underwriting philosophy to be in line with the majority of the life insurance industry. If full underwriting is required, the Company reviews the policy application and an attending physician's report and may require a paramedical examination or complete physical examination depending on the age of the applicant and the amount of coverage requested. If the total amount of coverage applied for plus any coverage in force with the Company exceeds $100,000, a prospective policyholder must submit a screening for antibodies related to Acquired Immune Deficiency Syndrome ("AIDS") , to the extent permitted by law. Life products that are specifically designed for simplified issue are priced for the mortality risks associated with the Company's simplified underwriting procedures.

      Although the increasing incidence of AIDS is expected to affect mortality adversely for the life insurance industry as a whole, the Company believes that the impact of AIDS on its operations should not be material due to the small average size of the life insurance policies sold. The Company requires and considers AIDS information to the fullest extent permitted by law in underwriting and pricing decisions. During the twelve months ended December 31, 1999 and 1998, the Company estimated its Businesses Owned at December 31, 1999 paid approximately $795,000 and $1.0 million, respectively, in death benefits (representing less than 1% of total death benefits paid by the Company during each such period) under individual life policies due to deaths believed by the Company to be AIDS-related. The AIDS claims paid in 1997 were $2.1 million.

      The Company has identified a block of approximately 283 policies with a total face amount of approximately $27.8 million which it suspects could have been issued on applications containing material misrepresentations, particularly concerning the treatment for or the diagnosis of AIDS or HIV. The Company is investigating each one of these policies and is taking steps to rescind any contestable policy where material misrepresentations are found. Approximately 156 policies with a face amount totaling approximately $17.8 million have been rescinded. The Company is also reviewing its underwriting guidelines to prevent a recurrence of this situation and reviewing its current cost of insurance charges to determine if current charges are sufficient to cover potentially higher mortality associated with such policies.

INVESTMENT PORTFOLIO

      The Company's investment portfolio (including total invested assets and cash and cash equivalents) is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk and matching the anticipated maturities of investments to the Company's liabilities. To achieve these objectives, the portfolio consists primarily of investment-grade fixed maturity securities, which accounted for approximately 84.4% of the Company's total invested assets at December 31, 1999. The Company believes that the nature of its life products, which limit the early accumulation of cash values, permit it to utilize this conservative investment strategy.

      At December 31, 1999, 51.6% of the Company's fixed maturity bonds were rated AA or higher by Standard & Poor's and approximately 93.2% were rated BBB or higher by Standard & Poor's, respectively. All dollar amounts or percentages set forth in this discussion are based on carrying value unless otherwise indicated.

      Other than issues of the United States governments and government agencies and authorities, no single issuer represented more than 0.9% of total invested assets at December 31, 1999.

      The following table summarizes the Company's investments as of December 31, 1999:


                                                                                    Percent of
                                                                                       Total
                                             Amortized      Fair      Carrying       Carrying
                                                Cost       Value(1)     Value          Value
                                             ----------   ----------  ----------       -----
                                                       ($ in thousands)
   Fixed maturities available for sale:
   U.S. Government and agency bonds ......   $  224,922   $  213,628  $  213,628         7.8%
   Debt securities issued or guaranteed by
     foreign governments .................       23,677       22,518       22,518        0.8
   Municipal bonds .......................       54,480       45,880       45,880        1.6
   Corporate bonds .......................    1,210,492    1,150,001    1,150,001       41.8
   Mortgage-backed bonds .................      972,425      931,663      931,663       33.9
                                             ----------   ----------  ----------       -----
     Total fixed maturity securities
      available for sale .................    2,485,996    2,363,690   2,363,690        85.9

   Equity securities available for sale ..        2,008        2,008        2,008        0.1
   Commercial mortgages ..................       20,032       20,285       20,032        0.7
   Real estate ...........................        5,475        5,141        5,141        0.2
   Policy loans ..........................      197,287      197,287      197,287        7.2
   Other investments .....................       17,667       21,429       21,429        0.8
                                             ----------   ----------  ----------       -----
     Total invested assets ...............    2,728,465    2,609,840   2,609,587        94.9
   Cash and cash equivalents .............      141,636      141,636      141,636        5.1
                                             ----------   ----------  ----------       -----
     Total investment portfolio ..........   $2,870,101   $2,751,476  $2,751,223       100.0%
                                             ==========   ==========  ==========       =====

     -----------------
     (1) Fair values are obtained principally from the Company's investment advisors.

      The table set forth below indicates the composition of the Company's fixed maturity portfolio by rating as of December 31, 1999:

                                                                Percent of
                                                      Total       Total
                                                    Carrying     Carrying
                   Rating                             Value        Value
                                                    ----------     -----
                                                 ($ in thousands)

                    AAA(1) ......................   $1,056,879      44.7 %
                    AA ..........................      162,689       6.9
                    A ...........................      589,152      24.9
                    BBB .........................      394,334      16.7
                                                    ----------     -----
                     Total investment grade .....    2,203,054      93.2
                                                    ----------     -----

                    BB ..........................       84,930       3.6
                    B or below ..................       54,591       2.3
                                                    ----------     -----
                     Total below-investment grade      139,521       5.9
                                                    ----------     -----
                    Nonrated ....................       21,115       0.9
                                                    ----------     -----
                     Total fixed maturities .....   $2,363,690     100.0%
                                                    ==========     =====

                    --------------------
                    (1) Includes approximately $213.6 million of United States government and agency bonds.

      The following table reflects investment results for the Company for each of the periods indicated. The pro forma amounts for 1998 and 1999 exclude the Businesses Held for Sale.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                                                       Pro forma
                                                                               --------------------------
                                                     1997           1998          1998           1999
                                                 -----------    -----------    -----------    -----------
                                                                      ($ in thousands)

   End of period total investment portfolio(1)   $ 3,339,979    $ 4,930,535    $ 2,956,254    $ 2,751,223
   Net investment income(2) ..................       273,237        369,052        215,909        201,514
   Net realized investment gains (losses)(3) .        17,487         14,068          4,956         (1,398)
   Average annual yield ......................           7.6%           7.2%           7.0%           7.1%

   -----------

(1) Consists of total investment portfolio, less amounts due to brokers for securities committed to be purchased at end of period. For 1998, invested assets of Businesses Held for Sale have been included in end of period total invested assets. In the pro forma 1998, net investment income and realized investment gains of Businesses Held for Sale have been excluded.

(2) Net investment income is net of investment expenses, excludes capital gains or losses and is before income taxes. Net investment income for 1999 excludes income from Businesses Held for Sale that were sold during 1999.

(3) Amounts shown above are before income taxes, and include provisions for impairments in value which are considered to be other than temporary. For 1999, amount excludes gains from Businesses Held for Sale that were sold during 1999.

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

REINSURANCE

      In keeping with industry practice, the Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Some new insurance sales are reinsured above prescribed limits and others are reinsured as a percentage of each dollar of coverage up to prescribed limits; these do not require the reinsurer's prior approval under contracts that are renewable on an annual basis. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits ranging from $25,000 to $500,000 per life, depending on insured issue age, the product type and each insurance company's historical practice. Generally, accidental death benefits in excess of $50,000 per life are reinsured on a bulk basis. Long term care is 80% reinsured on a coinsurance basis. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims.

      The Businesses Owned at December 31, 1999 are currently in the process of reviewing existing reinsurance programs. This review is expected to be completed in 2000 and may affect retention limits, the cost of its reinsurance coverage and other aspects of its reinsurance programs.

      At December 31, 1999 and 1998, of the approximately $28.2 billion and $36.5 billion of life insurance in force, approximately $5.5 billion and $6.4 billion had been ceded to reinsurers, respectively. As of December 31, 1999 the Company's principal reinsurers are RGA Reinsurance Company, Allianz Life
Insurance Company, Life Reassurance Corp. of America, Swiss Re Life & Health Insurance Company, Transamerica Occidental Life Insurance Company and Reassurance Company of Hanover which collectively have reinsured approximately 69.6% of the ceded business.

YEAR 2000 ISSUES

      Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It was highly likely that such systems could not have been able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction processing. Transaction processing in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to continue processing transactions during 2000 could lead to a significant business interruption. Such an interruption could have resulted in a decline in current and long-term profitability and business franchise value.

      The Company's overall year 2000 compliance initiatives, included the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems), processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and has followed up periodically.

      The Company engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This included systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. The Company actually incurred internal and external costs of $8.0 million during 1999. The Company estimates it has incurred internal and external costs aggregating $13.4 million and $1.9 million for the years ended December 31, 1998 and 1997, respectively.

      Since December 31, 1999 the Company has not experienced any significant disruption in the Company's business, or an increase in the cost of the Company doing business related to the year 2000 issue.

      The Company provided certain representations and warranties to each respective purchaser of the businesses sold with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it is in compliance with, and is not aware of any breach of the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that the Company is in compliance with all such representations and warranties. A breach by the Company of such representations and warranties could result in indemnification obligations owed by the Company to the purchasers.

COMPETITION

      The life insurance industry is highly competitive. Numerous life insurance companies and other entities, including banks and other financial institutions, compete with the Company, many of which have substantially greater capital and surplus, higher A.M. Best Company ("A.M. Best") ratings, larger and more diversified product portfolios, and access to larger agency sales forces. The Company believes that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, claims-paying ratings, value-added service and name recognition. The Company's ability to compete for sales is dependent upon its ability to address the competitive factors described above.

      As a result of the high percentage of life and accumulation product revenue as compared to total revenue, the Company faces a broad market of competition. The sale of life insurance products, and to a greater extent, the sale of accumulation products is very sensitive to an organization's A.M. Best rating, its size and perceived financial strength and the competitiveness and the financial performance of the products themselves. The Company believes that its target market is not widely served by many of the large, national insurers, but does face direct competition from smaller regional and niche-market focused companies.

      During 1998, each of the Company's insurance subsidiaries received downgrades in their respective A.M. Best rating, primarily as a result of concerns regarding the financial strength of the Company. The Company believes that as a result of the rating action, certain insurance subsidiaries have experienced slight declines in new business production and modest increases in policyholder surrenders. Certain of the Company's insurance subsidiaries market insurance products that are highly sensitive to competitive factors including financial strength and ratings. Over time and without an improvement in the financial strength of the Company, the Company believes that the rating decline of its insurance subsidiaries will negatively impact their ability to market certain products and to retain some customers and distribution channels. For additional information on ratings see "Business-Ratings" included elsewhere herein.

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

      Most states have enacted legislation regulating insurance holding company systems, including acquisitions of control of insurance companies, dividends, the terms of surplus debentures, the terms of transactions with affiliates, investments in subsidiaries and other related matters. Regulatory restrictions on investments in subsidiaries and affiliates require the Company to continually review and occasionally modify or restructure the insurance subsidiaries within the insurance holding company system. Additionally, the Company has entered into an agreement with the Texas Department of Insurance dated September 22, 1998 which establishes procedures resulting in greater oversight of the Company and its insurance subsidiaries by the Texas Department of Insurance. The Company is registered as an insurance holding company system in Texas (the domiciliary state of its insurance companies), and routinely reports to other jurisdictions in which its insurance subsidiaries are licensed.

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

      In connection with its accreditation of states, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. Model legislation proposed by the NAIC to control the amount of dividends that may be paid by insurance companies without prior regulatory approval has been adopted in most states and is being considered by the legislatures of the other states. Texas, the state of domicile for the Company's insurance subsidiaries, has adopted dividend tests that are substantially similar to that of the NAIC's model legislation. Texas only allows dividends to be paid out of unassigned funds.

      Texas law permits AA Life, OLIC, Pioneer American, Pioneer Security, Pacific Life, Security Life and Southwestern Life to pay a dividend without prior consent of the Texas Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10% of its statutory surplus as of the end of the prior calendar year or (ii) its net income from operations for the prior calendar year. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period.

      On the basis of 1999 statutory financial statements filed with the state insurance regulators, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments. The Company's businesses experienced the departures from the usual ranges on the following ratios.

      PLAIC had four ratios outside of the usual range established by the NAIC. PLAIC is primarily a holding company for its principal assets, being the common stock of certain of the Company's insurance subsidiaries. Security Life had three ratios outside the usual range principally as a result of the exchange program implemented during 1999 to holders of certain life insurance products. For a description of the exchange program, see page 20. Southwestern Life had none of the twelve ratios outside of the usual ranges.

      In the past, variances in the insurance companies' ratios have resulted in inquiries from insurance departments to which the Company has responded. The Company may receive inquiries from certain insurance departments concerning its ratio results for 1999, and there can be no assurance that such insurance departments will not take action against the insurance companies.

      In December 1992, the NAIC adopted the Risk Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them. To date, neither the Model Act or similar legislation or regulation has been adopted in Texas, the domiciliary states of the Company's insurance subsidiaries owned at December 31, 1999.

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

      Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1999, indicate that each of the insurance subsidiaries' capital exceeded Company Action Level RBC requirements.

      Of the Company's remaining insurance subsidiaries, Security Life has one state license which is subject to limits on the amount of new business that may be written. This license restriction has not had a material adverse effect on the Company's results of operations and is not expected to have a material adverse effect in the future. In some states, a license restriction, suspension or revocation by another state may result in reciprocal regulatory action.

      The Company's life insurance subsidiaries may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company received a refund of $223,000 in 1999. The Company paid $300,000 and $2.5 million for the years ended December 31, 1998 and 1997, respectively, as a result of such assessments. At December 31, 1999, the Company's life insurance subsidiaries had accrued assessment liability totaling $1.8 million.

      On March 16, 1998, the NAIC approved the codification of statutory accounting practices. The codification will constitute the only source of "prescribed" statutory accounting practices and is subject to adoption by the Department of Insurance of the state of domicile. The Statements of Statutory Accounting Principles established under the codification are generally effective January 1, 2001. The Company has not fully determined the impact the adoption of the codification will have on unassigned surplus of each insurance subsidiary though the Company does not believe it will be material.

      Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation can significantly affect the insurance business.

      There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company and on the ability of the insurance companies to pay dividends. Additionally, there can be no assurance that existing insurance-related laws and regulations will not have a material adverse effect on the ability of PLAIC to make payments on their respective surplus debentures. For further information related to said surplus debenture, see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition, Liquidity and Capital Resources and Note 14 of Notes to Consolidated Financial Statements.

      Certain of the Company's insurance subsidiaries historically sold certain interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates and premium persistency. Minor changes in such assumptions could have a material impact on future statutory reserve requirements. Significant increases in statutory reserves would result in lower statutory earnings for the impacted insurance subsidiaries, which in turn would reduce the dividend capacity of such subsidiaries ultimately reducing cash flow available to the Company.

      The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $527.1 million and $525.4 million as of December 31, 1999 and 1998, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation. During 1999, the Company modified certain assumptions associated with the blocks of business including lowering the aggregate expected lapse rate. In addition, the Company is pursuing a plan to continue charging certain expense loads associated with certain interest sensitive life insurance contracts. As a result of the aggregate impact of the changes in assumptions and management actions, the Company increased the amount of reserves associated with these policies by approximately $6.2 million during the fourth quarter of 1999.

      The Company's insurance subsidiaries are required, at least annually, to perform cash flow and "Asset Adequacy Analysis" under differing interest rate scenarios. At December 31, 1999 and 1998, Southwestern Life failed certain of those cash flow testing scenarios. As a result, Southwestern Life performed a series of expanded tests. Based upon the results of these expanded tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 1999 or 1998. Factors that may require Southwestern Life to establish additional statutory reserves in future periods include changes in interest rates, timing of the emergence of insurance profits, persistency of the insurance in force, sales or reinsurance of blocks of insurance in force and mortality experience. Management actions that may mitigate the need for these additional reserves may include but are not limited to, new profitable business being added to the insurance in force, reinsurance or actions that impact persistency, mortality experience, interest spreads and costs to administer the insurance in force. Southwestern Life periodically monitors these factors to determine if additional statutory reserves will be required.

      In January 1999, Security Life initiated management action in the form of a new exchange program for certain policyholders of Security Life. The program was offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allowed the policyholder the following options in exchange for terminating his or her policy and executing a release: (i) refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; (ii) exchange the policy, without proof of insurability, for the same face amount in a universal life policy, or a new term universal life policy. The policyholder also had the choice of not accepting the exchange program and keeping the current policy in force. As of December 31, 1999, 66% of such policyholders completed the exchange offer. In November 1999, a lawsuit was filed against Security Life regarding these matters (see Item 3. Legal Proceedings).

RATINGS

     A.M. Best Company ("A.M. Best") assigns fifteen letter ratings to insurance companies, with the highest being "A++ (Superior)." A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors, such as holders of the Common Stock. All of the Company's life insurance subsidiaries carry a "B+ (Very Good)" rating from A. M. Best. A "B+ (Very Good)" rating is the sixth highest letter rating.

EMPLOYEES

      At December 31, 1999, the Company had 484 full time employees. None of the Company's employees were represented by any union.

Item 2.     Properties

FACILITIES

      The Company's primary administrative offices are located in Dallas, Texas. Southwestern Financial Services Corporation ("SFSC") leases approximately 125,000 square feet in Dallas, Texas at an annual cost of $1.8 million. The Company believes that the current make up of its properties is adequate for its operations, and based on recent experience, that it will be able to find suitable replacement properties on acceptable terms for properties the Company chooses to replace or to which leases are terminated or not renewed.

Item 3.     Legal Proceedings

      During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York ("District Court") against the Company and certain of its current or former directors and officers.

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

       Following settlement discussions with the Plaintiffs' counsel and representatives of the primary insurance carrier and their counsel, the parties to the Complaint entered into a Memorandum of Understanding dated November 11, 1999 (the "Memo") containing the essential terms of a settlement.

      The Memo states that $9.0 million of cash plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims set forth in the Complaint (the "Settlement"). Of that sum, $1.5 million plus interest will be paid by the Company and $7.5 million plus interest will be paid by the Company's outside directors and officers liability insurance carrier. The Settlement is conditioned upon, among other things, confirmatory discovery, execution of a definitive settlement agreement and related documents, notice to the Company's shareholders of the Settlement and final approval by the United States District Court (with all time to appeal such approval having run or any appeals having been resolved in favor of approval of the Settlement). During the three months ended December 31, 1999, the Company paid the $1.5 million liability related to the settlement to an escrow account.

      The Company expects that this litigation will not affect its ability to operate through 2000. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if the Settlement is not consummated and there is an adverse outcome with respect to such proceedings, it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

      In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. The Company has initiated an exchange program which enables policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. Security Life denies the allegations in the petition and intends to vigorously defend this lawsuit. The trial court in which this case is pending has granted class certification in at least one other lawsuit involving similar types of claims. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

MARKET FOR COMMON STOCK

      On January 8, 2000, the NYSE suspended trading in the Company's common stock and applied to the Securities and Exchange Commission for the removal of the Company's common stock and $3.375 convertible preferred stock listing and registration on the NYSE. The shares of common stock of the Company are currently traded in the over-the-counter market under the ticker symbol "PFGRQ."

      The following table sets forth for the calendar periods indicated, the high and low sales price per share of the Company's common stock as reported on the NYSE and the quarterly cash dividends declared on the common stock with respect to each quarter since January 1, 1998. The prices do not include mark-ups, mark-downs, or commissions. As of March 29, 2000, there are approximately 278 shareholders of record throughout the United States and abroad.

      The price history as provided by NYSE and dividends for the years ended December 31, 1999 and 1998, are presented below:

                                                    SALES PRICE
                                               ---------------------    DIVIDEND
         FOR THE YEAR ENDED DECEMBER 31, 1999    HIGH         LOW       DECLARED
         ------------------------------------  --------     --------    --------

         Fourth quarter......................  $  0.750     $  0.312    $    --
         Third quarter.......................     0.688        0.281         --
         Second quarter......................     0.750        0.438         --
         First quarter.......................     1.312        0.500         --

                                                    SALES PRICE
                                               ---------------------    DIVIDEND
         FOR THE YEAR ENDED DECEMBER 31, 1998    HIGH         LOW       DECLARED
         ------------------------------------  --------     --------    --------

         Fourth quarter......................  $  2.250     $  0.500    $    --
         Third quarter.......................    20.750        1.750         --
         Second quarter......................    28.688       20.125       0.05
         First quarter.......................    35.938       27.813       0.05


                 (Remainder of Page Intentionally Left Blank)

Item 6.     Selected Consolidated Financial Data

                                                                   For the years ended December 31,
                                                      ---------------------------------------------------------
                                                         1999         1998         1997       1996       1995
                                                      ----------    ---------    --------   --------   --------
                                                                (In thousands, except per share amounts)
Revenues:
  Policy revenues ................................    $  338,874    $ 459,158    $345,566   $348,090   $301,889
  Net investment income ..........................       257,600      369,052     273,237    210,734    102,291
  Other income(1) ................................        34,066       37,717      46,476     43,703     21,794
  Net gains (losses) from the sale of investments           (502)      14,068      17,487      1,257      3,770
  Net gains from sales of subsidiaries(2) ........         6,602         --          --         --         --
                                                      ----------    ---------    --------   --------   --------
     Total revenues ..............................       636,640      879,995     682,766    603,784    429,744
                                                      ----------    ---------    --------   --------   --------

Benefits and expenses:
  Claims incurred ................................       223,658      308,432     202,472    188,727    141,876
  Change in liability for future policy benefits and
   other policy benefits .........................       153,929      233,330     121,817     83,184     20,047
  Insurance and other operating expenses .........       236,826      376,941     264,607    181,678    164,126
  Interest and amortization of deferred
    debt issuance costs ..........................        40,222       42,960      23,355     18,579     19,520
  Impairment of intangibles ......................        95,522         --          --         --         --
  Impairment provision associated with assets of
   Businesses Held for Sale ......................        58,486      342,960        --         --         --
                                                     -----------    ---------    --------   --------   --------
     Total benefits and expenses. ................       808,643    1,304,623     612,251    472,168    345,569
                                                     -----------    ---------    --------   --------   --------

Income (loss) before income taxes and extraordinary
  charge .........................................      (172,003)    (424,628)     70,515    131,616     84,175
  Income taxes (benefits) ........................        28,709       (3,369)     20,375     40,957     27,829
                                                     -----------    ---------    --------   --------   --------
Income (loss) before extraordinary charge ........      (200,712)    (421,259)     50,140     90,659     56,346
  Extraordinary charge, net of income taxes ......          --         (1,671)       --       (2,372)      --
                                                     -----------    ---------    --------   --------   --------
Net Income (loss) ................................      (200,712)    (422,930)     50,140     88,287     56,346
  Preferred stock dividend requirements ..........        17,825       18,273      19,533     14,646      6,540
                                                     -----------    ---------    --------   --------   --------
Net income (loss) applicable to common stock .....   $  (218,537)   $(441,203)   $ 30,607   $ 73,641   $ 49,806
                                                     ===========    =========    ========   ========   ========

(1) Includes $19.0 million, $21.0 million and $4.7 million of equity in earnings of unconsolidated affiliates for the years ended 1997, 1996 and 1995, respectively.

(2) Includes foreign currency translation losses of $24,978 realized on sale of the Career Sales Division.


Per Share Information:
Basic:
  Net income (loss) applicable to common stock ...   $     (7.44)   $  (15.23)   $   1.09   $   2.70   $   2.26
  Common shares used in computing basic earnings
     per share ...................................        29,354       29,091      28,016     27,208     22,048
Diluted:
  Net income (loss) applicable to common stock ...   $     (7.44)   $  (15.23)   $   1.07   $   2.42   $   2.12
  Common shares used in computing diluted earnings
     per share ...................................        29,354       29,091      28,645     35,273     25,216
Cash dividends declared ..........................   $      --      $    0.10    $   0.20   $   0.20   $   0.06

                                                                             As of December 31,
                                                     --------------------------------------------------------------
                                                        1999         1998         1997         1996         1995
                                                     ----------   ----------   ----------   ----------   ----------
Assets:
Investments and cash .............................   $2,751,223   $2,957,080   $3,340,114   $3,694,609   $2,288,979
Insurance assets .................................      271,413      347,728      617,318      639,798      499,668
Other assets .....................................      265,512      261,633      766,703      474,916      354,271
Assets of Businesses Held for Sale ...............         --      2,417,583         --           --           --
                                                     ----------   ----------   ----------   ----------   ----------
  Total assets ...................................   $3,288,148   $5,984,024   $4,724,135   $4,809,323   $3,142,918
                                                     ==========   ==========   ==========   ==========   ==========

Liabilities and shareholders' equity:
Insurance liabilities ............................   $2,756,957   $2,819,661   $3,289,925   $3,566,455   $2,221,161
Notes payable ....................................      279,646      550,923      359,755      210,325      307,271
Other liabilities ................................       98,579      114,187      194,352      170,302      125,351
Liabilities of Businesses Held for Sale ..........         --      2,063,312         --           --           --
Redeemable preferred stock .......................         --           --         19,867       32,864       30,007
Shareholders' equity .............................      152,966      435,941      860,236      829,377      459,128
                                                     ----------   ----------   ----------   ----------   ----------
  Total liabilities and shareholders' equity .....   $3,288,148   $5,984,024   $4,724,135   $4,809,323   $3,142,918
                                                     ==========   ==========   ==========   ==========   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reviews the consolidated financial condition of the Company as of December 31, 1999 and 1998, the consolidated results of operations for the three years ended December 31, 1999, and where appropriate, factors that may affect future financial performance.

      The  following   discussion   should  be  read  in  conjunction  with  the
accompanying consolidated financial statements and related notes of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

      Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of insurance products; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best, which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) PennCorp's continued ability to address Year 2000 issues; (10) PennCorp's ability to consummate the Recapitalization Plan; and (11) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

BANKRUPTCY PROCEEDINGS

      On January 10, 2000 the Company announced that it had agreed to sell its Financial Services Division to Reassure America for $260 million subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

      On February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, PennCorp has continued to operate and manage its assets and business as a debtor in possession as authorized by provisions of the Bankruptcy Code.

      On February 28, 2000 the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers.

      On March 15, 2000, the Company received a competing bid in the form of a recapitalization plan submitted by Inverness and Vicuna on behalf of the unofficial ad hoc committee of preferred stockholders, and Rapoport and Sharpe. On March 23, 2000 the Company's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Director's selection of the Recapitalization Plan.

      The proposed Recapitalization Plan provides that the preferred stockholders will receive one share of common stock of the reorganized company for each share of outstanding preferred stock. In addition, the preferred stockholders will have an opportunity, pursuant to a rights offering, to purchase .3787 shares of common stock of the reorganized company for each share of outstanding preferred stock owned at a purchase price of $12.50 per share. Inverness and Vicuna have issued a stand by commitment letter to the Company, committing $24.5 million to fully underwrite the rights offering. In addition, Rapoport and Sharpe have committed to purchase equity in the recapitalized company amounting to $20.0 million and $3.0 million, respectively. The standby commitment letter and the Rapoport and Sharpe investment, are subject to certain conditions.

      Under the Recapitalization Plan, all existing shares of the Company's common stock will be cancelled for no value, and the Company's existing senior and subordinated debt, with principal currently aggregating approximately $180 million, will be paid in full in cash. Any and all other claims and liabilities of the Company will be paid in accordance with their terms.

      Consummation of the recapitalization transaction is subject to certain conditions including regulatory approvals, the consummation of a $95 million credit facility, the consummation of a proposed transaction whereby Southwestern Life and Security Life will reinsure substantially all of their existing deferred annuity blocks of business, an order confirming the Company's plan of reorganization that incorporates the proposed recapitalization transaction shall have been entered by the Bankruptcy Court and such order shall be unstayed and in full force and effect, and the closing of the recapitalization shall occur no later than December 31, 2000. The definitive agreements for the credit facility and the reinsurance transaction will contain conditions to consummation including no material adverse change as defined in the proposed $95 million credit agreement.

      The Company has received irrevocable commitments from holders of approximately 71 percent of the Company's two outstanding series of preferred stock indicating that they will vote in favor of the Recapitalization Plan upon solicitation by the Company which, when such shares are voted, will satisfy the voting requirements for confirmation of a plan of reorganization. Inverness, Vicuna, Rapoport and Sharpe have deposited an aggregate of $47.5 million into an escrow account, such that those funds will be used to make their respective committed equity investments in the recapitalized company once the Recapitalization Plan is consummated. A portion of such funds may be forfeited to the Company under certain circumstances.

      The Company filed a plan of reorganization on April 5, 2000 and will seek confirmation of the Recapitalization Plan by the Bankruptcy Court on June 5, 2000, with consummation expected to occur promptly thereafter. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources and Notes 9 and 23 of Notes to Consolidated Financial Statements.

GENERAL

      Historically, the Company, through its three operating divisions, provided accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including independent general agents, exclusive agents, financial institutions and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. The Company's products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities. During 1999, the Company disposed of its Career Sales Division and certain operating subsidiaries. See "Dispositions and Other Events" below. Each disposition impacted certain distribution channels and related products historically utilized by the Company.

      The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

      Dispositions and Other Events. On July 30, 1999, the Company consummated the sale of the Career Sales Division to Universal American. The net cash proceeds after transaction costs and fulfillment of contract obligations were $82.0 million. The Company realized a foreign currency translation loss of $25.0 million, which represented previously unrealized translation losses on the Company's Canadian insurance operations, partially offset by a gain of $3.5 million resulting in a net loss of $21.5 million. In addition, as a result of the sale, unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.3 million and $25.0 million, respectively. On December 29, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement the Company reduced the consideration received by $2.6 million.

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

      On April 30, 1999, the Company consummated the sale of the United Life Assets to ING. The purchase consideration totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of the Company's obligation to purchase certain mortgages and other assets as well as for transaction related costs at closing. The Company received net cash proceeds of $136.5 million. The Company realized a loss from the sale totaling $3.9 million. As a result of the sale, unrealized gains on securities held for sale by United Life decreased $1.7 million. As of December 31, 1999, the Company sold substantially all of the mortgages retained by the Company as a part of the sale of the United Life Assets for aggregate consideration of $8.0 million. The Company may be obligated to repurchase certain of the mortgages sold. The amount of mortgages the Company may be required to repurchase is not expected to exceed approximately $1.6 million. At December 31, 1999, the Company has established a $1.2 million liability related to these contingencies. In addition, the Company has been notified by ING that it disputes certain federal income tax calculations under the provisions in the purchase and sale agreement. Under the provision of the purchase and sale agreement ING is to provide the Company with preliminary tax returns in order for the Company to evaluate any potential differential in tax amounts between closing and the final return preparation. To date ING has not provided such preliminary tax returns and hence the Company has not been able to fully evaluate the merits of ING's claim. At December 31, 1999, the Company has established a liability of $1.2 million related to this contingency.

      On March 31, 1999, the Company consummated the sale of Professional to GE Financial for cash proceeds of $47.5 million. The Company realized net cash proceeds of $40.2 million. Professional, which previously was included in the Payroll Sales Division, provided individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. The Company realized a gain from the sale totaling $1.1 million. As a result of the sale, unrealized gains on securities available for sale by Professional decreased by $488,000. On September 15, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement the Company reduced the consideration received by $1.2 million.

      The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of Payroll Sales Division (sold February 4, 2000) (see Notes 3 and 23 of Notes to Consolidated Financial Statements), Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), the United Life Assets (sold April 30, 1999) and Professional (sold March 31, 1999) . The pro forma statements of operations for the years ended December 31, 1999 and 1998 give effect to such sales as if they had occurred on January 1, 1998. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such purchases and sales been made as of January 1, 1998, or results which may occur in the future.

                                                                               (Unaudited)
                                                                  As Reported   Pro Forma
                                                                      1999        1999
                                                                   ---------    ---------
                                                                   (In thousands, except
                                                                      per share amounts)
     Total revenues ............................................   $ 636,640    $ 318,467
     Loss before extraordinary charge ..........................    (200,712)     (72,144)
     Loss before extraordinary charge applicable to common stock    (218,537)     (89,969)
     Per share information:

       Net loss before extraordinary charge applicable to
        common stock-basic .....................................   $   (7.44)   $   (3.06)
       Net loss before extraordinary charge applicable to
        common stock-diluted ...................................       (7.44)       (3.06)


                                                                                        (Unaudited)
                                                                           As Reported   Pro Forma
                                                                               1998         1998
                                                                            ---------    ---------
                                                                            (In thousands, except
                                                                              per share amounts)

     Total revenues .....................................................   $ 879,995    $ 340,498
     Income (loss) before extraordinary charge ..........................    (421,259)     (70,282)
     Income (loss) before extraordinary charge applicable to common stock    (439,532)     (88,555)
     Per share information:
       Net income (loss) before extraordinary charge applicable
        to common stock-basic ...........................................   $  (15.17)   $   (3.04)
       Net income (loss) before extraordinary charge applicable
        to common stock-diluted .........................................      (15.17)       (3.04)


      During 1999 the Company used $267.0 million of the net proceeds from these sales to pay down the outstanding balance under the Bank Credit Facility. In addition, the Company repaid an additional $2.0 million of indebtedness as a result of liquidity at the parent company above the amounts prescribed in the Bank Credit Facility, as amended.

      Acquisitions and Other Transactions. On January 2, 1998, the Company consummated the acquisition from KB Fund the SW Financial Controlling Interest for an aggregate purchase price of $73.7 million (not including acquisition expenses).

      On January 5, 1998, the Company consummated the acquisition of the interests of Fickes and Stone Knightsbridge Interests for total consideration estimated to be $10.6 million (not including acquisition expenses). Under the terms of the transaction, Mr. Fickes is to receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and is to be issued 173,160 shares of the Company's Common Stock on April 15, 2001. The Company issued 173,160 shares to Mr. Stone in July 1998.

      Restructuring and Other Costs. The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during 1999, the fourth quarter of 1998, the first quarter of 1998 and 1997.

1999 Plan

      As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5.3 million for the year ended December 31, 1999 associated with such restructuring.

      The following reflects the impact of activity for the year ended December 31, 1999 on the restructuring accrual balances under the 1999 Plan (in thousands):

                                                             Paid or
                                                             Charged                     Balance at
                                                 1999        Against                    December 31,
                                               Provision    Liability    Adjustments         1999
                                               ---------    ---------    -----------    ------------
Severance and related benefits ..............   $ 3,185      $  (663)      $  (148)       $ 2,374
Estimated holding costs of vacated facilities     2,122          --           --            2,122
                                                -------      -------       -------        -------
                                                $ 5,307      $  (663)      $  (148)       $ 4,496
                                                =======      =======       =======        =======

      The 1999 plan provided for the termination of 50 employees consisting of divisional management and staff in Dallas over a nine month period. As of December 31, 1999, the Company had paid and charged $663,000 against the accrual for severance and related benefits for 32 terminated employees. Substantially all of the remaining terminations occurred by March 31, 2000.

      The 1999 plan also provided for vacating additional floors of the Company's Dallas leased offices. The restructuring provision of $2.1 million represented the estimated net present value of the rent on the office space to be vacated net of the estimated sublease rental income to be received by the Company.

      The Company anticipates realizing operating expense reductions and cash savings of approximately $3.9 million and $3.4 million per year, respectively, after implementing the 1999 restructuring plan.

4th Quarter 1998 Plan

      In the fourth quarter of 1998, the Company recorded restructuring costs aggregating approximately $9.3 million as a result of the decision to consolidate or merge substantially all of the Company's corporate functions into the Dallas infrastructure.

      The following reflects the impact of activity for the years ended December 31, 1998 and 1999 on the restructuring accrual balances under the 4th Quarter 1998 Plan (in thousands):

                                                          1998 Activities                         1999 Activities
                                                     -----------------------                 -----------------------
                                                      Paid or                                 Paid or
                                                      Charged                   Balance at    Charged                  Balance at
                                          1998        Against                  December 31,   Against                 December 31,
                                        Provision    Liability   Adjustments        1998     Liability   Adjustments      1999
                                        ---------    ---------   -----------   ------------  ---------   -----------  ------------

Severance and related benefits .......   $ 6,259      $(3,985)      $  --         $ 2,274     $(1,396)     $   189      $ 1,067
Estimated holding costs of
  vacated facilities .................     2,954       (2,954)         --            --          --            --          --
Estimated contract terminations costs         61          (29)         --              32         (40)           8         --
                                         -------      -------       ------        -------     -------      -------      -------
                                         $ 9,274      $(6,968)      $  --         $ 2,306     $(1,436)     $   197      $ 1,067
                                         =======      =======       ======        =======     =======      =======      =======

      The fourth quarter 1998 plan provided for the termination of 43 employees including substantially all of the executive and administrative employees in the Company's Bethesda and New York offices, based on the decision to shut down the Bethesda and New York offices by May 31, 1999. Substantially all of the severance has been paid with the exception of one former executive officer whose severance is to be paid monthly through April 2001. The Company had incurred costs of $1.4 million and $4.0 million which were charged against the accrual during 1999 and 1998, respectively, for terminated employees.

      The fourth quarter 1998 plan recognized abandoned leasehold improvement costs in connection with the Company's plan to sublease or vacate the New York offices. The Company expensed $3.0 million principally as a result of abandoning the New York leased property.

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

      The following reflects the impact of activity for the years ended December 31, 1999 and 1998 on the restructuring accrual balances under the 1st Quarter 1998 Plan (in thousands):

                                                          1998 Activities                         1999 Activities
                                                     -----------------------                 -----------------------
                                                      Paid or                                 Paid or
                                                      Charged                   Balance at    Charged                  Balance at
                                          1998        Against                  December 31,   Against                 December 31,
                                        Provision    Liability   Adjustments        1998     Liability   Adjustments      1999
                                        ---------    ---------   -----------   ------------  ---------   -----------  ------------
Severance and related benefits .......   $ 3,831      $(4,417)    $1,205          $  619      $ (297)      $ (322)      $   --
Estimated holding costs of
  vacated facilities .................     2,205         --         --             2,205        (350)         (41)       1,814
Write-off of certain fixed assets ....     1,131         (831)      (300)           --          --            --          --
Estimated contract terminations
  costs ..............................     4,600       (3,247)    (1,353)           --          --            --          --
                                         -------      -------    -------          ------      ------       ------        ------
                                         $11,767      $(8,495)   $  (448)         $2,824      $ (647)      $ (363)       $1,814
                                         =======      =======    =======          ======      ======       ======        ======

      Approximately 120 and 39 people, respectively, were estimated to be terminated, as a result of the decision to transfer all operations of Union Bankers to Raleigh and transfer operations of United Life from Baton Rouge to Dallas. In addition, the Company also restructured certain of the operations in Raleigh. Certain employees in the areas of customer services, information technology, actuarial, legal, human resources and other policyholder service areas, totaling 54 people were considered for termination under the Raleigh portion of the restructuring plan. The Company recognized severance costs totaling $3.8 million. The Company charged $297,000 and $4.4 million against the severance accrual during 1999 and 1998, respectively, as the result of termination payments. In addition, during 1999 and 1998 the Company adjusted the severance accrual in the amount of $322,000 and $405,000, respectively, due to the Company paying less severance costs as a result of natural attrition and other factors such as inter-company transfers of employees. During 1998, the Company also increased the severance accrual by $1.6 million as a result of the decision to terminate all 54 of Security Life's Raleigh employees.

      The first quarter 1998 restructuring plan provided for vacating certain Dallas office space. In connection with the plan, the Company recorded estimated holding costs of vacated facilities of $2.2 million which represented the net present value of the rent on the office space to be vacated net of the estimated sublease rent to be received. During 1999, the Company charged $350,000 of rent expense on vacated office space against the accrual.

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

1997 Plan

      The Company has experienced significant changes in the past three years. As a result of integration of acquired businesses and material changes to the Company's operating platform, the Company began a strategic business evaluation in the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division.

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

      The following reflects the impact of activity for the years ended December 31, 1997 and 1998 on the restructuring accrual balances under the 1997 plan (in thousands):

                                                          1998 Activities                         1999 Activities
                                                     -----------------------                 -----------------------
                                                      Paid or                                 Paid or
                                                      Charged                   Balance at    Charged                  Balance at
                                          1998        Against                  December 31,   Against                 December 31,
                                        Provision    Liability   Adjustments        1998     Liability   Adjustments      1999
                                        ---------    ---------   -----------   ------------  ---------   -----------  ------------
Severance and related benefits .......   $ 5,355     $ (2,411)    $(1,008)        $1,936      $  --        $(1,936)       $  --
Estimated holding costs of
  vacated facilities .................     6,166       (1,916)       --            4,250         (841)      (3,409)          --
Write-off of certain fixed assets ....     1,526         (332)       (847)           347         --           (347)          --
Estimated contract termination
   costs .............................        24         --          --               24         --            (24)          --
Investment in foreign operations .....     6,000       (5,555)       (445)          --           --            --            --
                                         -------     --------     -------         ------      -------      -------        -------
                                         $19,071     $(10,214)    $(2,300)        $6,557      $  (841)     $(5,716)       $  --
                                         =======     ========     =======         ======      =======      =======        =======

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

Other Costs

      The Company did not incur incremental costs during 1999. The Company incurred approximately $6.3 million and $4.7 million of pre-tax period costs ("period costs") associated with the corporate restructuring for the years ended December 31, 1998 and 1997, respectively. Such costs are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) as underwriting and other administrative expenses.

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

      For the years ended December 31, 1999 and 1998 the Company recorded an impairment provisions aggregating $58.5 million and $343.0 million, respectively. The Company recorded the impairment provisions in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would likely receive for such businesses. The fair value of the consideration likely to be received has been primarily based upon the terms of definitive sales agreements. The impairment provision of $58.5 million in 1999 was related to the disposition of the Career Sales Division. The impairment provision recorded during 1998 aggregating $343.0 million reduced the Company's value of the Career Sales Division, Professional and the United Life Assets in the amounts of $328.6 million, $3.3 million and $11.1 million, respectively.

      The Company evaluated the recoverability of all intangible assets of the Payroll Sales Division based upon the sales proceeds received from the disposition of the remaining Payroll Sales Division companies on February 4, 2000. As a result, an impairment provision for certain intangible assets aggregating $95.5 million was reflected in the Statement of Operations for the year ended December 31, 1999. All remaining costs in excess of net assets acquired in the Payroll Sales Division, totaling $19.3 million, were impaired. In addition, the Company impaired all remaining present value of insurance in force and a portion of deferred policy acquisition costs totaling $67.6 million and $49.7 million, respectively, net of deferred taxes of $41.0 million.

YEAR 2000 ISSUES

      Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It was highly likely that such systems could not have been able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction processing. Transaction processing in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to continue processing transactions during 2000 could lead to a significant business interruption. Such an interruption could have resulted in a decline in current and long-term profitability and business franchise value.

      The Company's overall year 2000 compliance initiatives, included the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems), processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and has followed up periodically.

      The Company engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This included systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10.6 million to $14.5 million, which were anticipated to be incurred primarily during 1998 and early 1999. The Company actually incurred internal and external costs of $8.0 million during 1999. The Company estimates it has incurred internal and external costs aggregating $13.4 million and $1.9 million for the years ended December 31, 1998 and 1997, respectively.

      Since December 31, 1999 the Company has not experienced any significant disruption in the Company's business, or an increase in the cost of the Company doing business related to the year 2000 issue.

      The Company provided certain representations and warranties to each respective purchaser of the businesses sold with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it is in compliance with, and is not aware of any breach of the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that the Company is in compliance with all such representations and warranties. A breach by the Company of such representations and warranties could result in indemnification obligations owed by the Company to the purchasers.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Parent Company

      General. PennCorp ("parent company") is a legal entity, separate and distinct from its subsidiaries and has no material business operations. The parent company needs cash for: (i) principal and interest on debt; (ii) dividends on preferred and common stock; (iii) holding company administrative expenses; (iv) income taxes and (v) investments in subsidiaries. In September 1998, the Company suspended payment of preferred and common stock dividends. The primary sources of cash to meet parent company obligations include statutorily permitted payments from life insurance subsidiaries, including: (i) surplus debenture interest and principal payments, (ii) dividend payments; and (iii) tax sharing payments. The parent company may also obtain cash through the sale of subsidiaries or other assets.

      Since the February 7, 2000 bankruptcy petition filing, the Company has been managing its assets as a "debtor-in-possession." In anticipation of the filing of the Chapter 11 Case, the Company and the lenders party to the Bank Credit Facility executed a forbearance agreement ("Forbearance Agreement") whereby the lenders agreed to forbear from exercising their remedies under the Bank Credit Facility as a result of the event of default that occurred under the Bank Credit Facility when the Company commenced the Chapter 11 Case.

      In addition, the Company and the lenders entered into a cash collateral agreement ("Cash Collateral Agreement") which superseded the Bank Credit Facility. The Cash Collateral Agreement provides a mechanism for the Company to repay its currently outstanding borrowings and establishes certain covenants with which the Company must comply until the Company's outstanding bank borrowings and related interest are paid in full. Certain covenants strictly define the Company's ability to utilize any and all cash that is maintained in a collateral account held by the agent lender. As a result, the Company may utilize cash from the cash collateral account for only predetermined types of expenses and in specified amounts. The restrictions on cash only impacts
PennCorp as the debtor-in-possession and does not impact any of PennCorp's subsidiaries. See Note 9 of Notes to Consolidated Financial Statements.

                  (Remainder of Page Intentionally Left Blank)

      The following table shows the cash sources and uses of the parent company on a projected basis for 2000, assuming the consummation of the Recapitalization Plan, and on an actual basis for the period January 1, 2000 to February 7, 2000 (prior to the Petition Date) and years ended December 31, 1999, 1998 and 1997:

                                                  Period        Period
                                                 February 8,   January 1,
                                                   2000 to      2000 to           Year ended December 31,
                                                 December 31,  February 7,   ---------------------------------
                                                   2000 (1)       2000         1999         1998        1997
                                                 ------------  -----------   --------    ---------   ---------
                                                                            ($ in thousands)
  Cash sources:
   Cash from subsidiaries ......................   $  64,800    $130,127     $349,881    $  73,521   $  34,839
   Issuance of common stock ....................      47,500         --          --           --          --
   Sale of directly owned subsidiaries .........        --           --         5,989         --          --
   Other investment income .....................         238          44          754        2,865       3,547
   Sale of equity securities ...................        --           --          --         30,500        --
   Additional borrowings .......................      90,000         --          --        203,000     250,000
   Sales of/collection on assets held ..........        --           --        11,642         --          --
   Other, net ..................................        --            26          215        1,306       3,243
                                                   ---------    --------     --------    ---------   ---------
        Total sources ..........................     202,538     130,197      368,481      311,192     291,629
                                                   ---------    --------     --------    ---------   ---------
  Cash uses:
   Acquisition of businesses ...................        --          --           --         73,858        --
   Interest paid on debt .......................      13,315       3,057       38,014       37,849      20,946
   Operating expenses, including restructuring
     charges ...................................      12,448      18,584       20,984       36,217      24,362
   Purchase of treasury shares .................        --          --           --           --        28,760
   Reduction of notes payable ..................     180,021     100,000      269,000      126,015     100,000
   Costs of recapitalization ...................      13,500        --           --           --          --
   Capital contributions to subsidiaries .......        --          --         27,668        7,853      14,889
   Costs to dispose of Businesses Held for Sale         --          --         14,991         --          --
   Purchase of equity securities ...............        --          --           --          5,000      20,000
   Purchase of SW Financial note ...............        --          --           --           --        40,000
   Redemption of preferred stock ...............        --          --           --           --        14,705
   Dividends on preferred and common stock .....        --          --           --         16,210      23,460
   Other, net ..................................        --          --           --           --         2,142
                                                   ---------    --------     --------    ---------   ---------
        Total uses .............................     219,284     121,641      370,657      303,002     289,264
                                                   ---------    --------     --------    ---------   ---------
  Increase (decrease) in cash and cash equivalents   (16,746)      8,556       (2,176)       8,190       2,365
  Cash and cash equivalents at beginning of period    19,034      10,478       12,654        4,464       2,099
                                                   ---------    --------     --------    ---------   ---------
  Cash and cash equivalents at end of period ...   $   2,288    $ 19,034     $ 10,478    $  12,654   $   4,464
                                                   =========    ========     ========    =========   =========

--------------
(1) Projected amounts are on pro forma basis which considers the impact of the Recapitalization Plan as if such plan is consummated on June 15, 2000. There can be no assurance that the Recapitalization Plan is consummated in its current form or at all.

Cash Sources

      Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division. As part of a subsidiary realignment, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million to acquire the common stock of Southwestern Life. With respect to Constitution, Pioneer Security and PLAIC (as to its surplus debenture issued as of July 30, 1999), the surplus debenture payments are made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $258.3 million and $453.1 million as of December 31, 1999 and 1998, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

      The Surplus Note Companies rely upon dividends and tax sharing payments from their respective insurance subsidiaries. Each of the insurance subsidiaries is in turn subject to regulatory restrictions under the Texas Insurance Laws and Regulations with respect to the maximum amount of dividends that can be paid to the Surplus Note Companies within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory capital and surplus or statutory earnings for the prior calendar year. See Item 1. Business--Regulatory Matters for additional discussions of dividend restrictions.

      For the years ended December 31, 1999, 1998 and 1997, the Company received surplus debenture interest and principal payments from PLAIC of $223.5 million, $26.2 million and $16.4 million, respectively, and received dividends and tax sharing payments from non-insurance intermediate holding companies of $126.4 million, $47.3 million and $ 18.4 million, respectively. Approximately $80.0 million of dividends and tax sharing payments from non-insurance intermediate holding companies during 1999 were the direct result of proceeds received from sales of Businesses Held for Sale. The Surplus Note Companies received $25.2 million, $69.5 million and $32.1 million in dividends and tax sharing payments from their respective insurance subsidiaries.

      Sale of Directly Owned Subsidiaries. During the year ended December 31, 1999, the Company sold certain directly owned subsidiaries in connection with the disposition of the Businesses Held for Sale and received proceeds of $6.0 million.

      Other Investment Income. During each of the years in the three year period ended December 31, 1999, the Company received other investment income from short-term invested assets.

      Sales of Equity Securities. During 1998 the parent company liquidated its common and preferred stock holdings in ACO Brokerage Holding Corp. ("ACO"), the parent company of Acordia Inc. Total proceeds received from the sale of the preferred and common stock aggregated $30.5 million. The Company had acquired the preferred stock interests in ACO for $20.0 million during 1997 and the common stock interests in January 1998 for $5.0 million as part of the Company's and the KB Fund investment in ACO. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding the Company's investment in ACO.

      Sales of/Collection on Assets Held. During the year ended December 31, 1999, the Company received mortgage loan principal payments and distribution from a limited partnership totaling $1.4 million. In addition, the Company sold certain mortgage loans and the limited partnership interest held directly by the parent company for proceeds aggregating $10.2 million.

      Additional Borrowings. During 1998 and 1997 the Company borrowed under then existing bank credit facilities to primarily fund acquisitions or repay existing indebtedness. See "Cash Uses" below for the use of proceeds from the additional borrowings.

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

      Interest Paid on Indebtedness. During the three year period, the Company utilized varying amounts of leverage in its capital structure. For the years ended December 31, 1999, 1998 and 1997, the average indebtedness outstanding aggregated $366.9 million, $452.6 million and $281.6 million, respectively. The Company's weighted average costs of borrowings increased significantly during 1999 and 1998 as a result of the Company's increased leverage ratio and projected weakness in future liquidity. For additional information regarding indebtedness, see Note 9 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition--Parent Company--General.

      Operating Expenses Including Restructuring Charges. During 1999, 1998 and 1997 the parent company directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by the parent company during 1999, 1998 and 1997 aggregated $1.8 million, $9.1 million and $11.5 million, respectively. During 1999 and 1998, the parent company also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $2.4 million and $1.5 million, respectively. Operating expenses incurred during 1999 and 1998 also include costs aggregating $1.6 and $1.6 million, respectively, associated with shareholder litigation and the SEC's investigation into the Company's historical accounting practices.

      Purchase of Treasury Shares. During 1997 the Company utilized proceeds from its existing credit facility to repurchase approximately 819,000 shares of Common Stock for $28.8 million in accordance with an agreement with the former owner of United Life.

      Reduction of Notes Payable. During the year ended December 31, 1999, the Company made repayments under the Bank Credit Facility aggregating $267.0 million upon the consummation of sales of Professional, the United Life Assets, KIVEX and the Career Sales Division. An additional $2.0 million was repaid as a result of liquidity at the parent company level above amounts prescribed in the Bank Credit Facility, as amended.

      In conjunction with the Company's 1998 acquisition of the SW Financial Controlling interest, the Company borrowed under its existing $450 million Bank Credit Facility to repay indebtedness of SW Financial aggregating $115.0 million upon acquisition. In addition, during 1998 the Company used existing liquidity to repay $11.0 million of indebtedness under the company's Bank Credit Facility. During 1997, the Company utilized proceeds from the Bank Credit Facility to retire indebtedness aggregating $100.0 million outstanding under a prior bank credit agreement.

      Capital Contributions to Subsidiaries. For the years ended December 31, 1999, 1998 and 1997, the Company made capital contributions to subsidiaries totaling $27.7 million, $7.9 million and $14.9 million, respectively. During 1999, $3.3 million was contributed to PLAIC to make a subsequent capital contribution to PLIC and $3.1 million was contributed to a non-life insurance subsidiary. In addition, $21.3 million was contributed to subsidiaries to meet certain target capital and surplus requirements as required by the purchase and sale agreement for the Career Sales Division. The Company utilized funds from proceeds from the Businesses Held for Sale to fund these contributions. During 1998 and 1997, contributions were primarily made to certain non-life insurance subsidiaries, principally KIVEX, to fund expansion and for other corporate purposes.

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

      Dividends of Preferred and Common Stock. During 1998 and 1997 the Company paid common and preferred stock dividends aggregating $16.2 million and $23.5 million, respectively. The decrease in dividend payments during 1998 was due to the Company's decision to halt common and preferred stock dividend payments as a result of impending liquidity concerns.

Cash Sources and Uses for the Period January 1, 2000 to February 7, 2000

      As part of series of restructuring transactions approved by the Texas Department of Insurance, Security Life became a wholly-owned subsidiary of PLAIC. In addition, PLAIC was permitted to prepay $20.4 million of principal and interest on its surplus debenture to SW Financial, which then paid these funds as a dividend to the Company. On February 4, 2000, AA Holdings sold the companies in the Payroll Sales Division for $103.3 million. The net proceeds to the parent company after repayment of intercompany borrowings to insurance company affiliates of PennCorp was $97.0 million. In addition, the Company received a $12.7 million dividend from AA Holdings. Of the proceeds, $100.0 million were used to repay a portion of the Company's Bank Credit Facility.

      For the period from January 1, 2000 to February 7, 2000, the Company paid $10.0 million in employment contract obligations and $280,000 in transaction bonuses ($8.3 million had been accrued and expensed prior to December 31, 1999) under executive employment agreements with certain senior executives of the Company and its subsidiaries (see Notes 15 and 23 of Notes to Consolidated Financial Statements.) In addition, the Company paid $2.0 million for insurance coverage, principally to cover possible indemnification claims arising from a breach of the representations and warranties contained in each of the subsidiary and asset sale agreements, $1.9 million in retainers to professional services firms and $3.5 million for other professional and legal services. Interest totaling $3.1 million was paid during the period in order to bring the Bank Credit Facility current.

Cash Sources and Uses for the Period February 8, 2000 to December 31, 2000

      The pro forma schedule of cash sources and uses of the parent company for the period from February 8, 2000 to December 31, 2000, assumes the consummation of the Recapitalization Plan in June of 2000. As part of this plan, additional equity of $47.5 million would be contributed and the Company would enter into a new $95.0 million credit facility of which $90.0 million is anticipated to be drawn during 2000. Existing senior and subordinated debt with a principal balance of $180.0 million would be repaid. The parent company would receive approximately $55.0 million from PLAIC as principal repayment on the existing surplus debenture. The $55.0 million would be made available to PLAIC from proceeds received as the result of an extraordinary dividend from Southwestern Life and Security Life, subject to final approval from the Texas Department of Insurance. Such approval is contingent in part, upon the consummation of a reinsurance transaction whereby Southwestern Life and Security Life would reinsure substantially all of their existing deferred annuity blocks of business to a non-affiliated reinsurer. Projected cash sources also include $9.8 million in dividends and principal and interest payments on the surplus debenture. Closing costs associated with the Recapitalization Plan are estimated to aggregate $13.5 million.

      Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements until the maturity of the cash collateral agreement on May 31, 2000. The Company is in the process of proposing a plan of recapitalization to be filed with the
Delaware Bankruptcy Court which will provide for the repayment of such indebtedness (see Note 23 of Notes to Consolidated Financial Statements). With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to establish a new credit facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of subsidiaries and (ii) obtaining regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

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

      Cash Flow from Operating Activities. Cash flow from operating activities, excluding the parent company, were $54.9 million, $34.2 million and $74.6 million, respectively, for the years ended December 31, 1999, 1998 and 1997. The increasing trend in cash flow from operating activities for the year ended December 31, 1999 principally resulted from decreasing costs associated with (i) year 2000 remediation at all of the insurance subsidiaries, (ii) reduced costs as a result of strategic business evaluations and associated restructuring of the Company and (iii) sale of KIVEX, which used cash from operating activities due to its rapid growth. The decreasing trend in cash flow from operating activities for the year ended December 31, 1998, is primarily attributable to the Company assuming 100% of the economic interest of KB Management during 1998. Prior to the acquisition, the Company maintained a 45% economic interest in KB Management. At the time of the acquisition, KB Management's operating and administrative expenses were in excess of current fee income resulting in a cash strain to the Company. Other factors impacting the decreasing trend in cash flow from operating activities for 1998 were increasing costs associated with: (i) Year 2000 remediation at all of the insurance subsidiaries, (ii) the strategic business evaluations and associated restructuring of the Company and (iii) the accelerating expansion and transition of KIVEX from a regional to a national internet service provider.

      Cash Flow from Investing Activities. During the years ended December 31, 1999, 1998 and 1997, the Company's subsidiaries sold $603.5 million, $1,019.9 million and $801.1 million of fixed maturity and equity securities, and purchased $814.2 million, $1,054.7 million and $1,021.5 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to meet cash flow demands associated with policyholder surrenders that in the aggregate increasingly exceeded policyholder deposits as well as to improve the quality of the investment portfolio or avoid prepayment risks.

      Cash Flow from Financing Activities. Cash used by financing activities, excluding the parent company, were $492.3 million, $391.4 million and $325.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The majority of the cash outflow is attributable to policyholder surrenders exceeding deposits by $191.7 million in 1999, $354.1 million in 1998 and $275.7 million in 1997. Cash outflows during 1999 also included dividends and surplus debenture principal aggregating $326.3 million made to the parent company compared to $44.3 million in 1998 and $14.7 million in 1997. Substantially all of the increases in dividends and surplus debenture payments during 1999 were the direct result of proceeds received by PLAIC from the disposition of Businesses Held for Sale.

RESULTS OF OPERATIONS

      For the years ended December 31, 1999, 1998 and 1997, the Company has prepared the following unaudited selected pro forma financial information for the Company's remaining operating divisions, the Financial Services Division (Southwestern Life and Security Life) and the Payroll Sales Division (AA Life and OLIC) and Businesses Held for Sale (Career Sales Division, Professional, the United Life Assets and KIVEX). During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. Consequently, the results of operations of Marketing One have been reclassified out of "Businesses Held for Sale" to "Corporate" for all periods presented. The selected pro forma financial information by operating division is defined as pre-tax income (loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income
(Loss)"). The Company considers operating income (loss) to reflect a division's "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting each of the Company's divisions. This information is used by the Company's principal decision makers to evaluate the performance of each division as it eliminates the impact of transactions that the Company considers to be unrelated to the core operating results of the divisions. Other companies that operate primarily in the life insurance industry may or may not use similar measures. In addition, the 1997 unaudited selected pro forma financial information considers the impact of the: (i) acquisition of the SW
Financial Controlling Interest, including the financing thereof, and (ii) the acquisition of the Fickes and Stone Knightsbridge Interests, including the financing thereof, as though each had occurred on January 1, 1997.

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


                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                            Year ended December 31,
                                                     -------------------------------------
                                                        1999         1998          1997
                                                     ---------     ---------     ---------
                                                               ($ in thousands)
  Financial Services Division:
   Operating income ..............................   $  26,213     $  19,018     $  75,590
   Net investment gains ..........................        (737)         1,503        6,848
   Restructuring costs ...........................      (5,165)        (3,803)        --
   Eliminate effects of including acquisition of
     the SW Financial Controlling Interest and the
     Fickes and Stone Knightsbridge Interests as
     though each had occurred on January 1, 197 ..         --            --        (49,816)
                                                     ---------     ---------     ---------
                                                        20,311        16,718        32,622
                                                     ---------     ---------     ---------
  Payroll Sales Division:
   Operating income (loss) .......................      16,100        (3,501)       23,960
   Net investment gains (losses) .................        (702)          (36)        2,654
   Impairment of intangibles .....................     (95,522)         --            --
                                                     ---------     ---------     ---------
                                                       (80,124)       (3,537)       26,614
                                                     ---------     ---------     ---------
  Businesses Held for Sale:
   Operating income (loss) .......................      15,968       (16,541)       46,807
   Net investment gains (losses) .................         889         9,069         9,827
   Restructuring costs ...........................         202        (2,643)         --
   Net gains from sale of subsidiaries (including
     realized losses on foreign currency of
     $24,978) ...... .............................       6,602          --            --
   Impairment provision associated with assets of
     Businesses Held for Sale ....................     (58,486)     (342,960)         --
   Eliminate effects of including acquisition of
     the SW Financial Controlling Interest and
     the Fickes and Stone Knightsbridge Interests
     as though each had occurred on January 1, 1997       --            --          (7,717)
                                                     ---------     ---------     ---------
                                                       (34,825)     (353,075)       48,917
                                                     ---------     ---------     ---------
  Corporate:
   Interest and amortization of deferred debt
     interest ....................................     (40,222)      (42,960)      (38,653)
   Corporate expenses, eliminations and other ....     (37,161)      (36,875)      (25,311)
   Net investment gains ..........................          48         3,532            (1)
   Restructuring costs ...........................         (30)       (8,431)      (16,771)
   Eliminate effects of including acquisition of
     the SW Financial Controlling Interest and
     the Fickes and Stone Knightsbridge
     Interests as though each had occurred on
     January 1, 1997 .............................        --            --          24,126
                                                     ---------     ---------     ---------
                                                       (77,365)      (84,734)      (56,610)
                                                     ---------     ---------     ---------
  Income (loss) before income taxes and
     extraordinary charge ........................   $(172,003)    $(424,628)    $  51,543
                                                     =========     =========     =========

BUSINESSES OWNED AT DECEMBER 31, 1999--FINANCIAL SERVICES DIVISION

      The Financial Services Division includes the operations of Southwestern Life and Security Life. Southwestern Life and Security Life market life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southwestern and southeastern United States.

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                   Year ended December 31,
                                               ------------------------------
                                                  1999      1998      1997
                                               --------- ---------  ---------
                                                         ($ in thousands)
Revenues:
  Policy revenues............................  $ 133,930 $ 129,241  $ 138,006
  Net investment income......................    161,841   179,433    201,483
  Other income...............................     11,395     3,678      1,052
                                               --------- ---------  ---------
                                                 307,166   312,352    340,541
                                               --------- ---------  ---------
Benefits and expenses:
  Total policyholder benefits................    213,407   215,415    195,131
  Insurance related expenses.................     28,653    29,591     32,893
  Other operating expenses...................     38,893    48,328     36,927
                                               --------- ---------  ---------
                                                 280,953   293,334    264,951
                                               --------- ---------  ---------
   Pre-tax operating income..................  $  26,213 $  19,018  $  75,590
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

     Premiums, net of reinsurance, by major product line for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                       Year ended December 31,
                                                                  --------------------------------
                                                                    1999        1998        1997
                                                                  --------    --------    --------
                                                                          ($ in thousands)
     Life premiums:
      Universal life (first year) .............................   $  9,474    $ 11,146    $  8,900
      Universal life (renewal) ................................     73,776      97,299     100,788
      Yearly renewable term reinsurance on universal life .....     (8,980)     (7,505)     (6,987)

      Traditional life (first year) ...........................      9,578      12,686       5,878
      Traditional life (renewal) ..............................     32,969      36,655      37,308
                                                                  --------    --------    --------
        Life premiums collected, net of reinsurance ...........    116,817     150,281     145,887
                                                                  --------    --------    --------

     Annuity premiums .........................................      8,678      16,189      29,331
                                                                  --------    --------    --------
     Fixed benefit premiums:
        Long-term care premiums net of reinsurance ............        254         456        --
                                                                  --------    --------    --------

     Premiums, net of reinsurance .............................    125,749     166,926     175,218
     Less premiums on universal life and annuities which are
       recorded as additions to insurance liabilities .........    (91,928)   (124,634)   (139,019)
                                                                  --------    --------    --------
     Premiums on products with mortality or morbidity risk ....     33,821      42,292      36,199
     Fees and surrender charges on interest sensitive products     100,109      86,949     101,807
                                                                  --------    --------    --------
        Policy revenues.............................. .........   $133,930    $129,241    $138,006
                                                                  ========    ========    ========

      Policy revenues increased 3.6% during 1999 to $133.9 million compared with 1998. Policy revenues in 1998 decreased 6.4% to $129.2 million compared with 1997. Life premiums collected, net of reinsurance, were $116.8 million in 1999 compared with $150.3 million in 1998 and $145.9 million in 1997. First year universal life premiums decreased 15.0% in 1999 to $9.5 million and first year traditional life decreased 24.5% to $9.6 million. The decline in 1999 is attributable to lower sales at Security Life. New sales at Security Life declined significantly in 1999 reflecting the impact of ratings downgrades and management changes in Security Life's marketing management. The Company announced in the third quarter of 1999 it was discontinuing new life sales at Security Life in order to reduce costs and concentrate its marketing efforts at Southwestern Life. Partially offsetting the decline in first year premiums for Security Life was an increase in first year universal life premium at Southwestern Life which increased 21.1% to $7.3 million during 1999 compared with 1998. Most of the increase in production during 1998 compared with 1997 was attributable to Southwestern Life. The A.M. Best downgrades, which occurred during the third quarter of 1998 continue to have a negative impact on new business production levels.

      Universal life and traditional life renewal premiums declined $27.2 million and $4.1 million or 20.3% and 3.0% for the years ended December 31, 1999 and 1998, respectively. This reflects the impact of certain management actions instituted by Security Life and ratings downgrades. On January 1, 1999 Security Life instituted an exchange or refund program for holders of certain types of interest sensitive insurance contracts. This program resulted in a refund of premiums of $23.0 million during 1999 (see below). Universal life and traditional life renewal premiums declined $3.5 million and $653,000 for 3.5% and 1.8% respectively for the year ended December 31, 1998 compared to the year ended December 31, 1997. This reflects ratings downgrades and the impact of certain management actions instituted by Southwestern Life in the third quarter of 1997. Southwestern Life is implementing additional management actions during 2000 which may result in reduced renewal premiums in 2000 and subsequent years. See "Total Policyholder Benefits" included herein.

      Annuity premiums have declined 46.4% to $8.7 million in 1999 compared to 1998 after declining $13.1 million or 44.8% in 1998 compared to 1997. The sales decline is attributable to a shift in the overall annuity market to sales of variable products (which the Financial Services Division does not offer) from fixed products due to historically low interest rates and consumer interest in equities. Annuity sales are also typically more sensitive to Company financial strength ratings than other insurance products. Annuity sales are likely to continue to decline unless market conditions for fixed annuities become more favorable and ratings of Southwestern Life improve.

      In January 1999, Security Life initiated management action in the form of an exchange program for certain policyholders of Security Life. The program was offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allowed the policyholder the following options in exchange for terminating his or her policy and executing a release: (i) refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; (ii) exchange the policy, without proof of insurability, for the same face amount in a universal life policy, or a new term universal life policy. The policyholder also had the choice of not accepting the exchange program and keeping the current policy in force. As of December 31, 1999, 66% of such policyholders completed the exchange. In November 1999, a lawsuit was filed against Security Life regarding the exchange program and products. (See Item 3. Legal Proceedings.)

      Net Investment Income. Net investment income decreased 9.8% to $161.8 million in 1999 due to a decrease in invested assets and reduced yields on investments. Average invested assets declined approximately $177.6 million in 1999 compared with 1998 and decreased $110.3 million from 1998 compared to 1997. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities and interest sensitive life contracts, which totaled $265.1 million and $179.0 million in 1999 and 1998. Most of the surrendered policies had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more policies in force reach the end of the surrender fee periods. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 6.8% in 1999 compared to 7.1% in 1998 and 7.4% in 1997. The decline reflects a decrease in higher yielding but less liquid asset classes such as mortgages, real estate and collateral loans. Also impacting investments yields were lower new money rates available to the Company to invest as a result of extensive maturities and calls of higher yielding investments and slightly higher investment expenses as a result of the decision in 1997 to utilize outside investment managers.

      Other Income. Other income increased $7.7 million in 1999 compared to 1998 and increased $2.6 million in 1998 compared to 1997. Included in 1999 was income of $5.7 million from the distribution of assets of a joint venture investment resulting from the sale of most of the operations and assets of the joint venture. During 1998, the Company received approximately $1.0 million resulting from a settlement associated with securities owned in the past. Most of the remaining differences between the years reflect changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

     Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the year ended December 31, 1999, 1998 and 1997:

                                                        Year ended December 31,
                                                   ----------------------------------
                                                      1999        1998         1997
                                                   ---------    ---------    --------
                                                             ($ in thousands)
   Death benefits ..............................   $  80,658     $ 87,578    $ 77,980
   Other insurance policy benefits and change in
    future policy benefits .....................     132,749      127,837     117,151
                                                   ---------    ---------    --------
   Total policyholder benefits .................   $ 213,407    $ 215,415    $195,131
                                                   =========    =========    ========

      During 1999, policyholder benefits decreased 0.9% to $213.4 million compared with 1998. Death benefits decreased $6.9 million or 7.9% compared with 1998. Death benefits may vary significantly from period to period. Change in future policy benefits and other benefits increased 3.8% and 9.1% to $132.7 million and $127.8 million in 1999 and 1998, respectively. During 1999, future policy benefits were increased approximately $6.2 million as a result of the re-estimation of certain deficiency reserves on a block of Southwestern Life interest sensitive business. Certain assumptions related to the expected future experience for lapses, premiums, mortality and interest were adjusted to reflect recent experience. In addition, management began implementing a plan that included contractually allowable increases to expense charges. During 1997, future policy benefits were reduced approximately $23.9 million related to the adjustment of certain deficiency reserves on a block of Southwestern Life interest sensitive business. During 1997, management began implementing a plan intended to reduce the anticipated losses associated with these policies. Such actions included contractually allowable reductions in credited rates and increases in cost of insurance and expense charges.

      The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $527.1 million and $525.4 million as of December 31, 1999 and 1998, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation.

      Insurance Related Expenses. During 1999, insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $938,000 to $28.7 million or 3.2% from $29.6 million during 1998. Insurance related expenses decreased $3.3 million or 10.0% in 1998 compared to 1997. The small decrease in 1999 reflects reduced insurance expenses for Security Life as a result of declining production of new business for several years and a diminished block of in force business as a result of surrenders. The decrease in 1998 compared to 1997 also reflects this trend. Also during 1998 amortization of deferred policy acquisition costs increased approximately $3.2 million as a result of writing off certain deferred costs for Security Life which were unrecoverable from future profits as a result of shifts in the mix of products sold during the year. This was offset by a $3.2 million decrease in the amortization of present value of future profits at Southwestern Life in 1998 resulting from unlocking assumptions of future interest rates, lapses, expenses and mortality which affect the estimated future profitability of certain interest sensitive life insurance products.

      Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $9.4 million in 1999 from $48.3 million in 1998, and increased $11.4 million in 1998 from $36.9 million in 1997. The decrease in 1999 is attributable to ongoing reductions in costs associated with the restructuring of the Dallas operations, a reduction in non-deferrable expenses associated with year 2000 remediation efforts and systems conversions for Security Life. The decrease was also impacted by a charge of $2.3 million during 1998 for uncollectible agents' debit balances at Security Life. In addition, the liabilities held at Southwestern Life and
Security Life to reflect expected assessments to life and health guaranty associations of states in which it is licensed to do business was reduced by approximately $3.4 million as a result of completing these companies' evaluation of third party guaranty fund assessment data on a corporate-wide basis, including the impact of the disposition of the Businesses Held for Sale. The 1998 increase is attributable to several factors including: (i) Security Life established an allowance for uncollectible agents' debit balances aggregating approximately $2.3 million, (ii) approximately $4.9 million of remediation costs associated with Year 2000 systems conversions and upgrades and (iii) additional non-deferrable expenses such as consulting fees, appraisal costs and other costs associated with the divisional realignment which are not considered restructuring costs.

BUSINESSES OWNED AT DECEMBER 31, 1999--PAYROLL SALES DIVISION

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

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                      Year ended December 31,
                                                   -----------------------------
                                                     1999      1998       1997
                                                   -------   --------   --------
                                                         ($ in thousands)
Revenues:
  Policy revenues ..........................      $ 92,029   $ 89,990   $ 89,698
  Net investment income ....................        36,771     38,252     38,161
  Other income (loss) ......................         2,085     (1,691)     4,454
                                                  --------   --------   --------
                                                   130,885    126,551    132,313
                                                  --------   --------   --------
Benefits and expenses:
  Total policyholder benefits ..............        62,617     64,708     64,622
  Insurance related expenses ...............        35,244     42,135     29,377
  Other operating expenses .................        16,924     23,209     14,354
                                                  --------   --------   --------
                                                   114,785    130,052    108,353
                                                  --------   --------   --------
   Pre-tax operating income (loss) .........      $ 16,100   $ 23,960   $ 23,960
                                                  ========   ========   ========


     Policy Revenues. Premiums received, net of reinsurance, by major product line for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                 Year ended December 31,
                                                             ------------------------------
                                                                1999       1998      1997
                                                              --------   --------  --------
                                                                     ($ in thousands)
     Life premiums:
      Universal life (first year) ..........................  $    803   $  1,327  $  5,248
      Universal life (renewal) .............................    25,914     29,573    30,808
      Traditional life (first year) ........................    15,878     17,718    16,139
      Traditional life (renewal) ...........................    37,888     34,370    30,138
                                                              --------   --------  --------
        Life premiums, net of reinsurance ..................    80,483     82,988    82,333
                                                              --------   --------  --------

     Annuity premiums ......................................     1,178      1,590     4,021
                                                              --------   --------  --------
     Fixed benefit premiums:
      Accident and Health (first year) .....................     2,470      2,361     3,583
      Accident and Health (renewal) ........................    10,295     10,356     9,720
                                                              --------   --------  --------
        Fixed benefit premiums, net of reinsurance .........    12,765     12,717    13,303
                                                              --------   --------  --------

     Premiums, net of reinsurance ..........................    94,426     97,295    99,657
     Less premiums on universal life and annuities which are
      recorded as additions to insurance liabilities .......   (27,895)   (32,490)  (45,084)
                                                              --------   --------  --------

     Premiums on products with mortality or morbidity risk .    66,531     64,805    54,573
     Fees and surrender charges on interest sensitive
      products .............................................    25,498     25,185    35,125
                                                              --------   --------  --------
        Policy revenues ....................................  $ 92,029   $ 89,990  $ 89,698
                                                              ========   ========  ========

      Total policy revenues increased 2.3% to $92.0 million in 1999 compared to 1998. Most of the increase was attributable to AA Life's increasing new business sales during 1998 which resulted in higher traditional life renewal premiums during 1999. Total policy revenues were consistent between 1998 and 1997. Policy revenues increased $4.3 million for AA Life in 1998 but were offset by a decrease of $4.1 million for OLIC. OLIC's decline was anticipated as a result of the Company's decision to cease marketing products through any "non-payroll" production sources during 1997.

      Net Investment Income. Net investment income decreased 3.9% in 1999 from 1998 to $36.8 million and increased 0.2% in 1998 from 1997 to $38.3 million. The decrease in net investment income is primarily a result of a decrease in weighted average yields on invested assets which decreased to 7.0% in 1999 from 7.2% in 1998 and a decrease in average invested assets of $1.5 million in 1999. The increase in net investment income in 1998 was primarily the result of an increase in the average invested assets which increased approximately $14.9 million in 1998 compared to 1997. The increases in invested assets is primarily attributed to modest increases in business in force at AA Life.

      Other Income. Other income was $2.1 million in 1999 compared to a loss of $1.7 million in 1998. Other income in 1998 decreased $6.1 million from 1997 and resulted in a loss of $1.7 million in 1998 compared to income of $4.5 million in 1997. Supplemental contracts represent most of the other income in 1999 which can fluctuate significantly from period to period but have little impact on results of operations as proceeds are offset by change in reserves. Included in other income in 1998 is a loss on the sale of OLIC's Guam book of business totaling $2.6 million. In 1997, OLIC recorded a gain of $4.4 million on the sale of its Panamanian business.

      Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the year ended December 31, 1999, 1998 and 1997:

                                                   Year ended December 31,
                                               ------------------------------
                                                  1999       1998      1997
                                               --------- ---------  ---------
                                                         ($ in thousands)

  Death benefits.............................  $  22,137 $  23,435  $  23,282
  Fixed benefit claims incurred..............      8,477     7,929     10,114
  Other insurance policy benefits and change
   in future policy benefits.................     32,003    33,344     31,226
                                               --------- ---------  ---------
  Total policyholder benefits................  $  62,617 $  64,708  $  64,622
                                               ========= =========  =========

      Policyholder benefits decreased $2.1 million or 3.2% during 1999 compared with 1998. Death benefits decreased $1.3 million during 1999. Death benefits may vary significantly from period to period. Other insurance policy benefits and change in future policy benefits decreased $1.3 million during 1999 reflecting decreases in life and fixed benefit health reserves at OLIC as a result of reduced claims activity and a reduced inventory of open claims. Policyholder benefits totaled $64.7 million in 1998, which was little changed compared to 1997.

      Insurance Related Expenses. Insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $6.9 million in 1999 compared to 1998 and increased $12.8 million in 1998 compared to 1997. The decrease in 1999 results principally from a decline in amortization of deferred policy acquisition costs at OLIC of $10.2 million. During 1998, OLIC accelerated amortization of deferred acquisition costs by $8.6 million primarily as a result of refinements in persistency assumptions and unlocking of the estimates of future profits. In addition, there was a small increase in 1999 in the amortization of present value of insurance in force at OLIC. This was partially offset by amortization of deferred policy acquisition costs at AA Life which increased $2.4 million in 1999 when compared with 1998 primarily reflecting the growing block of policies in force as a result of new business sales subsequent to the Company's acquisition of AA Life. Amortization of present value of insurance in force increased $280,000 in 1999. The increase in 1998 compared to 1997 primarily reflects the $8.6 million of accelerated amortization of deferred policy acquisition costs at OLIC. In addition, amortization of deferred policy acquisition costs at AA Life increased $2.7 million in 1998 compared to 1997 primarily reflecting the growing block of in force policies sold since the Company's acquisition of AA Life.

      Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $6.3 million during 1999 from 1998 and increased $8.9 million during 1998 from 1997. The decrease in 1999 operating expenses primarily reflects the consolidation of OLIC's operations into Waco which occurred in the fourth quarter of 1998. The increase in 1998 is attributable to several factors, including: (i) approximately $3.6 million of remediation costs associated with Year 2000 systems conversions and upgrades,
(ii) approximately $2.0 million of acquisition costs at OLIC which were expensed in 1998 as unrecoverable from future profits and (iii) additional non-deferrable expenses such as consulting fees, appraisals and other costs associated with divisional realignment which are not considered restructuring costs.

BUSINESSES HELD FOR SALE

      Businesses Held for Sale include the operations of the Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), Professional (sold March 31, 1999) and the United Life Assets (sold April 30, 1999). As a result, all of the Businesses Held for Sale were disposed of by July 30, 1999. The Career Sales Division, which included the operations of Penn Life, marketed and underwrote fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, the Company integrated Union Bankers, Marquette and Constitution with the Career Sales Division. KIVEX was an internet service provider. Professional provided individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

                   SELECTED PRO FORMA FINANCIAL INFORMATION

                                                   Year ended December 31,
                                               ------------------------------
                                                 1999       1998      1997
                                               --------- ---------  ---------
                                                         ($ in thousands)
Revenues:
  Policy revenues............................  $ 112,915 $ 239,927  $ 263,680
  Net investment income......................     54,568   144,072    154,087
  Other income...............................     13,015    20,984     20,138
                                               --------- ---------  ---------
                                                 180,498   404,983    437,905
                                               --------- ---------  ---------
Benefits and expenses:
  Total policyholder benefits................    101,565   261,639    230,818
  Insurance related expenses.................     24,224    86,717     93,359
  Other operating expenses...................     38,741    73,168     66,921
                                               --------- ---------  ---------
                                                 164,530   421,524    391,098
                                               --------- ---------  ---------
   Pre-tax operating income (loss)...........  $  15,968 $ (16,541) $  46,807
                                               ========= =========  =========

      Policy Revenues. Policy revenues declined 52.9% or $127.0 million in 1999 compared to 1998 and 9.0% or $23.8 million to $239.9 million in 1998 compared to 1997. The decline in 1999 is primarily attributable to the sale of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 1999 and July 30, 1999, respectively. The decline in 1998 of $21.4 million is primarily attributable to Union Bankers which discontinued sales of major medical health products and its life insurance products and increased its utilization of reinsurance. The remainder of the decrease is attributable to Penn Life which experienced decreases in policy revenues of $3.8 million (2.6%) in 1998 compared to 1997 principally as a result of lower first year sales.

      Net Investment Income. Net investment income decreased $89.5 million (62.1%) in 1999 compared to 1998 and decreased $10.0 million (6.5%) in 1998 compared to 1997. The decline in 1999 is primarily attributable to the sale of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 1999 and July 30, 1999, respectively. The decrease in 1998 is primarily attributable to United Life, where net investment income decreased $11.4 million in 1998 compared to 1997. United Life has experienced high surrenders of fixed annuities in 1998 and 1997 reflecting low reinvestment rates available as annuities reached the end of their surrender fee period. Surrenders at United Life totaled $253.2 million in 1998 and $255.6 million in 1997. Such surrenders resulted in a liquidation of approximately $168.9 million and $104.0 million of invested assets during 1998 and 1997, respectively, which caused the declines in investment income. Partially offsetting the decline at United Life are small increases for other companies, the largest of which related to investment income earned by Marquette during 1998 from an assumed reinsurance contract. This contract was terminated as of September 30, 1998.

      Other Income. Other income decreased $8.0 million (38.0%) in 1999 compared to 1998 and increased $846,000 (4.2%) to $21.0 million in 1998 compared to 1997. The decrease in 1999 from 1998 is attributable to the sale of KIVEX on June 30, 1999. The increase in other income in 1998 compared to 1997 is attributable to increases in revenue from KIVEX and increased fee income for United Life. These increases in 1998 are partially offset by a decline in the amortization of Union Bankers' deferred gain associated with a third party Medicare reinsurance contract. The decrease in amortization is attributable to a decline in the underlying premium in force subject to the reinsurance arrangement, over time, which results in lower amortization of the gain.

      Total Policyholder Benefits. Policyholder benefits decreased $160.1 million (61.2%) in 1999 compared to 1998 and increased $30.8 million (13.4%) in 1998 compared to 1997. The decline in 1999 is primarily attributable to the sale of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 1999 and July 30, 1999, respectively. The policyholder benefits of Penn life increased $43.0 million in 1998 compared to 1997. The increase was primarily the result of specific increases in reserve estimates associated with long term care products and certain claims reserves held by Penn Life. Policy reserves and claims reserves increases associated with the changes in estimates aggregated approximately $32.6 million.

      The Company had been closely monitoring the development of its claim reserve experience associated with the Career Sales Division. The historical method of establishing claims reserves principally utilized claims lag factors. Based on results of independent calculations of the claim lag factors, performed annually, this methodology indicated a deterioration in the adequacy of claim reserves associated with Penn Life's disability income products underwritten prior to PennCorp's ownership of Penn Life. Disability claim adequacy analysis included statutory claim information, independent third-party review of claim lag method and factors and other claim tests. Previous results indicated no reason to consider a new methodology as results appeared consistent between periods and claim reserves appeared adequate. Once results of such analysis began to vary outside an acceptable tolerance, the Company reviewed its methods to determine the reasons for the variances.

      The lag factor method (an actuarial method to estimate aggregate claims reserves which utilize the ratio of actual claims paid to what is ultimately paid as a function of time since the date incurred based upon historical experience) is one method which utilized Penn Life's experience considering its products and market. The Company believes that available industry data for establishing claim reserves was not appropriate for Penn Life's products and market. The utilization of a case reserve method (which estimates aggregate claims reserves based on the total estimates of all cases outstanding) for Penn Life required experience, in addition to that utilized by the lag factor method, to create case reserves based on Penn Life's experience. This experience was not sufficient until 1998. With system upgrades, Penn Life was able to obtain better benefit data distinguishing disability benefits from other benefits which may be payable under the same policy form. With the systems upgrades and more robust experience the Company was able to consider a more refined claims methodology such as seriatim case reserves (which estimates aggregate claims reserves based upon the sum of estimates for each individual unsettled case). During 1998, Penn Life implemented a method which substituted case reserves for most disability claims. The new method utilizes more detailed information by policy and by line of business resulting in a more refined estimate. As a result, the accident and health claim reserve for Penn Life increased by $25.7 million during 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations for the year ended December 31, 1998. See Notes 2 and 8 of Notes to Consolidated Financial Statements. In determining the amount of the necessary increase in policy reserve estimates associated with its long term care products, Penn Life allocated approximately $11.2 million of previously identified redundant policy reserves to long term care reserves, and additionally increased policy reserves by approximately $7.6 million. This was partially offset by decreases of $16.9 million in Union Bankers policyholder benefits, reflecting less business in force as a result of the decision to cease sales of major medical and life business, the cession of the remaining 20% of the Medicare business and the runoff of existing business.

      Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $62.5 million to $24.2 million in 1999 compared to 1998 and decreased $6.6 million to $86.7 million in 1998 compared to 1997. The decline in 1999 is primarily attributable to the sale of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 1999 and July 30, 1999, respectively. Amortization of present value of insurance in force decreased $11.6 million in 1998 principally as a result of the Company recording an impairment provision associated with assets of Businesses Held for Sale resulting in the elimination of substantially all insurance assets subject to amortization. Specifically, Penn Life and Union Bankers wrote off $98.1 million of present value of insurance in force in 1998 which reduced amortization. This was partially offset by an increase in amortization of deferred policy acquisition costs of $5.3 million, which included (i) an increase at Professional of $1.8 million in 1998 compared to 1997 as a result of higher than expected lapses on fixed benefit products, (ii) an increase of $1.7 million for United Life as a result of unlocking future assumptions regarding the profitability of certain annuity products and (iii) an increase at Union Bankers of $1.9 million as a result of higher lapses. Non-deferrable commissions decreased approximately $1.0 million at Union Bankers principally due to the decision to stop writing new major medical and life business.

      Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $34.4 million (47.1%) in 1999 compared to 1998 and increased $6.2 million (9.3%) in 1998 compared to 1997. The decline in 1999 is primarily attributable to the sale of Professional, the United Life Assets and the Career Sales Division on March 31, 1999, April 1999 and July 30, 1999, respectively. In 1998, KIVEX's operating expenses increased $7.4 million reflecting costs associated with its expansion into new cities. In addition, the companies included in Businesses Held for Sale experienced increased costs as a result of additional non-deferrable expenses such as consulting, overhead and other costs associated with the divisional realignment, which are not considered restructuring costs. Offsetting the increases in operating expenses is reduced amortization of costs in excess of net assets acquired associated with the assets of the Businesses Held for Sale. During 1998, a total of $114.5 million of costs in excess of net assets acquired were written off as part of the impairment provision, which decreased amortization by approximately $2.8 million in 1998 compared to 1997.

GENERAL CORPORATE

      Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs decreased $2.7 million in 1999 compared to 1998 and increased $4.3 million in 1998 compared to 1997. The decrease in 1999 compared to 1998 is principally a result of principal repayments under the bank credit facility. The Company repaid the outstanding bank credit facility aggregating $267.0 million upon consummation of the sales of Professional ($40.0 million), the United Life Assets ($127.0 million), KIVEX ($22.0 million) and the Career Sales Division ($78.0 million). In addition, the Company repaid $2.0 million on September 23, 1999 as a result of liquidity at the parent company above amounts prescribed in the bank credit facility, as amended. The decrease during 1999 of the weighted average amount of principal outstanding was partially offset by the higher borrowing costs, additional costs associated with credit facility fees and costs incurred to amend the credit agreement as a direct result of the Company's financial position. In addition, during 1999, the Company accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issue Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt-Arrangements," as a result of the amendment to the bank credit facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs to be amortized in proportion to the impact of periodic changes in a credit facility as compared with its original terms. The increase in 1998 compared to 1997 is the result of higher weighted average borrowing costs and additional costs associated with credit facility fees and costs incurred to amend the credit agreement.

      Corporate Expenses. Corporate expenses, eliminations and other costs were $37.2 million, $36.9 million, and $25.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 compared to 1998, despite the cost savings realized by the decision to close the Company's New York and Bethesda offices and eliminate personnel located in such offices, is principally attributable to additional amortization of costs in excess of net assets acquired of approximately $7.6 million in 1999 associated with KB Management. The accelerated amortization reflects the Board of Directors' decision to terminate KB Fund, for which KB Management and KB Investment act as administrator and general partner, respectively. The Company also incurred (i) additional costs associated with efforts to develop recapitalization and restructuring alternatives aggregating $2.2 million; (ii) additional consulting and legal fees of $1.8 million associated with the negotiation and implementation of, and compliance with, the amended Bank Credit Facility, pending class action securityholder litigation and the SEC investigation; (iii) additional deferred compensation of $3.2 million associated with the two year employment agreements of the Company's senior executives which were entered into in May 1998; and (iv) provisions of $2.3 million to settle shareholder and other litigation.

      The increase in 1998 compared to 1997 is directly attributable to two factors as follows: (i) the economics of KB Management, and (ii) strategic business evaluation and associated restructuring of the Company. During the years ended December 31, 1997, the Company maintained a 45% economic interest in KB Management. As of January 2, 1998, the Company purchased the remaining interest in KB Management (see Note 3 of Notes to Consolidated Financial Statements). From the formation of KB Management in 1995, KB Management provided certain management and acquisition services to the Company. From its formation through the year ended December 31, 1996, the transaction and management fees derived by KB Management were sufficient to offset the majority of the administrative costs which in turn minimized the costs associated with the Company's 45% economic interest in KB Management. During 1997, KB Management operating and administrative expenses grew disproportionately to the ability of KB Management to engage and consummate acquisitions and other business transactions which would generate fee income and the Company recognized a net loss related to its 45% economic interest. With acquisition of the remaining interest in KB Management on January 2, 1998, the Company recognized 100% of the economic net loss derived by KB Management for the year ended December 31, 1998.

      The strategic business evaluation and associated restructuring of the Company that began in the early part of 1997 (see Note 21 of Notes to Consolidated Financial Statements) was primarily funded by the Company on behalf of the subsidiaries. As a result, a significant portion of the associated period costs were funded by the Company. Period costs recognized by the Company increased to $5.7 million for the year ended December 31, 1998, from $1.8 million for the year ended December 31, 1997. Included in expenses for the year ended December 31, 1998 were $6.8 million associated with severance and other employment agreements. In addition, the Company paid or expensed approximately $3.0 million associated with the shut down of a small marketing entity in anticipation of the sale of Professional.

      In addition, during the year ended December 31, 1997, the Company incurred $7.6 million of one time pre-tax transaction costs associated with the termination of the Washington National merger agreement.

      Income Taxes. For the years ended December 31, 1999 and 1998, the Company incurred income tax expense (benefit) of $28.7 million and ($3.4 million), on a pretax loss of $172.0 million and $424.6 million, respectively. The unusual effective tax rates for 1999 and 1998 are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with the sale of the Payroll Sales Division and Businesses Held for Sale and an increase in the tax valuation allowance. The valuation allowance associated with tax assets is continually monitored by the Company in light of the dramatic changes in the operating structure and financial results of the Company. As a result of such analysis the Company increased the valuation allowances by $38.9 million and $23.5 million during 1999 and 1998, respectively. In each of the periods, the valuation allowance was incurred as the result of the increased likelihood that certain net operating losses and capital loss carryforwards would not be utilized and the impact or potential impact of a "change in control" as defined by the Internal Revenue Code Section 382. Change of control provisions of Section 382 could limit the Company's ability to utilize certain tax benefits including net operating loss carryforwards in future periods. For the year ended December 31, 1997, the effective rate of 39.5% is higher than the statutory rate of 35% primarily due to non-deductible amortization of costs in excess of net assets acquired and foreign taxes in excess of foreign taxes utilized.

      Net Investment Gains (Losses). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities resulted in the Company realizing gains (losses), of ($502,000), $14.1 million and $19.3 million (including $1.8 million for SW Financial), during 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, the Company liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $191.7 million, $354.1 million and $275.7 million, respectively. In addition, during 1997, the Company liquidated most of its equity holdings and private placement bond holdings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk Exposures of Financial Instruments for the Businesses Owned at December 31, 1999

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

      The Company has material exposures to market risks including interest rate risk and default risk. Additional market exposures exist in the Company's other insurance products and in its debt structure. The primary sources of interest rate risk include (i) a sustained decrease in interest rates, and (ii) to a lesser extent, near term increases in interest rates. As of December 31, 1999, the Company is not utilizing derivatives in its asset liability matching process. Each of these market risks is discussed in detail below. All of the subsequent amounts and percentages exclude investments of the Payroll Sales Division as of December 31, 1999 (sold February 4, 2000) and Businesses Held for Sale as of December 31, 1998 (sold during 1999) unless noted otherwise.

INTEREST RATE RISK

      Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $1,726.8 million or 76.8% and $1,844.5 million or 77.4% of total invested assets at December 31, 1999 and 1998, respectively. These insurance products include single premium and flexible premium fixed deferred annuities and interest sensitive life, primarily universal life. Fixed maturity and equity securities are carried at fair value. Mortgage loans on real estate are recorded at cost, adjusted by provision for loan loss, if necessary. Policy loans are recorded at cost. Short-term investments, considered as cash equivalents, are recorded at amortized cost. Policy liabilities are generally carried at policyholder account values with an adjustment, when the policyholder account values are deemed inadequate. With respect to these products, the Company seeks to earn a stable and profitable spread between investment income and interest credited to policyholder account values. As of December 31, 1999 and 1998, the weighted average interest spread on interest sensitive insurance liabilities was 1.85% and 2.03%. If the Company has adverse experience on investments that cannot be passed onto its customers, its spreads are reduced. Alternately, the Company may seek to maintain spreads which may result in non-competitive credited interest rates to customers. This strategy could result in adverse surrender experience and cause the Company to liquidate a portion of its portfolio to fund excess cash surrender benefits. As a result of flexibility in adjusting crediting rate levels and protection afforded by policy surrender charges, the Company does not view the near term risk to spreads over the next twelve months to be material.

      Fixed Deferred Annuities. Assets of $492.7 million and $599.6 million as of December 31, 1999 and 1998, respectively, support a large category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, the Company may adjust renewal crediting rates monthly, or in some cases less frequently, subject to guaranteed minimums ranging from 3% to 6%. Generally, an annuity insurance policyholder has the right to surrender a contract at account value less a surrender charge. Due to the Company's ability to change crediting rates to track investment experience, the interest rate risk of the underlying assets is assumed to be a good match for the interest rate risk inherent in deferred annuity liabilities. This assumption, however, may not be appropriate for either substantial increases or decreases in interest rates.

      Universal Life. Assets of $1,234.1 million and $1,244.9 million at December 31, 1999 and 1998, respectively, support the largest category of accumulation and investment oriented insurance products, universal and other interest sensitive life products. For these contracts, the Company has the right to adjust renewal-crediting rates subject to guaranteed minimums from 3.5% to 6.0%. Similar to annuities, universal life insurance policyholders have the right to surrender their contracts at account value less a surrender charge. Generally, the surrender charge protection ranges over a longer period of years than those applicable to annuity policies, and in some cases may be much larger in size relative to account values being surrendered. The Company limits interest rate risk by analyzing projected liability cash flows and structuring investment portfolios with similar cash flow characteristics.

      Other Annuities. Assets aggregating $121.1 million and $132.1 million as of December 31, 1999 and 1998, respectively, support immediate annuities, traditional fixed benefit annuities, deposit funds and supplementary contracts. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and imputed rates of interest are not adjustable by the Company. Accordingly, spreads will tend to fall below expectations if experience is adverse relative to the assumptions used to price these products at issue. The Company attempts to limit its exposure to these products by being conservative in pricing, thereby limiting sales and lessening the possibility of adverse experience. Many of these contracts are not surrenderable at the option of the policyholder.

      Other General Account Insurance Products. The Company had $400.2 million and $407.2 million of assets as of December 31, 1999 and 1998, respectively, supporting general account products, including traditional and term life insurance, accidental and health insurance, and long-term care insurance. For these products, the liability cash flows have actuarial uncertainty. However, their amounts and timing do not vary significantly with changes in interest rates.

      Decreasing Interest Rates. Under scenarios in which interest rates fall and remain at levels significantly lower than rates prevailing at December 31, 1999, minimum guarantees for annuity and universal life policies will cause the spread between the portfolio yield and the interest rate credited to policyholders to narrow. The earned rate on the annuity and universal life insurance portfolios averaged 7.15% for the year ended December 31, 1999, providing some cushion for further decline in earned interest rates before there is insufficient margin to cover minimum guaranteed interest rates plus the required spread for profitability. The maturity structure and call provisions of the related investment portfolios also protect the imbedded interest rate cushion for a period of time. However, spreads are at risk if interest rates fall below current levels and remain lower for a sustained period of time. The Company believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection.

      The Company held $931.7 million and $1,188.7 million of mortgage-backed bonds which represented 35.7% and 40.2% of total invested assets as of December 31, 1999 and 1998, respectively. The Company invests in mortgage-backed securities in order to enhance portfolio yields and maintain a reliable cash flow stream from the invested asset portfolio. The Company maintains sophisticated models to measure the effective duration and option-adjusted duration of the consolidated investment portfolio. These models are designed to allow accurate measurement of the convexity risks inherent in that percentage of the portfolio invested in mortgage-backed securities and other callable securities. Convexity is a measure of the responsiveness of the price of a security to changes in yields and is normally a positive attribute of a portfolio. The Company manages the portfolio convexity risk within the context of the overall asset and liability model and the quantification of disintermediation risk. Generally, disintermediation risk is a risk that net cash outflows may occur at a time when the sale of assets can only be accomplished at undesirable prices. Due to the combination of recent lower interest rates and increased efficiency by mortgage holders in exercising their prepayment options, the riskiness of these securities has increased without a compensating adjustment to risk premiums. Accordingly, the Company may consider reducing its exposure to the mortgage-backed bonds in future years, reducing its ability to enhance yield with these types of securities.

      Increasing Interest Rates. For both annuities and universal life insurance, an increase in interest rates in the near term poses risks of either deteriorating spreads or excess surrender activity. The portfolios supporting these products have fixed assets with maturities ranging from one to twenty years or more. Accordingly, the earned rate on each portfolio will not increase as fast as market yields increase. Prepayments on mortgage-backed bonds will likely slow as well, causing the earned rate to fall behind the market yield even further. If the Company sets its renewal crediting rates at the desired spread level, the difference between its renewal crediting rates and competitors new money rates may be wide enough to cause increased surrender activity. Alternatively, if the Company sets its renewal crediting rates at the competitive level, its spread will narrow. The Company's actuaries evaluate these risks by simulating asset and liability cash flows for numerous interest rate scenarios. Nevertheless, the potential impact of a near term increase in interest rates may be adverse thereby exceeding corporate risk tolerance levels. The risk of increasing interest rates is reduced to the extent renewal premiums are collected on periodic premium paying products.

RISK MANAGEMENT

      The Company seeks to invest its available funds in a manner that will maximize its investment return and fund future obligations to policyholders, subject to appropriate risk considerations. The Company seeks to meet this objective through investments that (i) have similar characteristics to the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) make up a predominantly investment-grade fixed maturity securities portfolio. The Company's products incorporate surrender charges, or other features to encourage persistency. Approximately 69.6% of the total insurance liabilities at December 31, 1999, had surrender penalties or other restrictions and approximately 6.5% are not subject to surrender.

      The Company seeks to maximize the total return on its investments through active investment management. Accordingly, management has determined the entire portfolio of fixed maturity securities is available to be sold in response to
(i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.

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

      If treasury yields were to decrease by 100 basis points from their December 31, 1999 levels, the fair value of these insurance businesses, as defined above, would be $8.5 million less than the fair value assuming no change from the December 31, 1999 levels.

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

DEBT STRUCTURE

      Borrowed capital at December 31, 1999 includes outstanding principal of $114.6 million of unsecured 9 1/4% Senior Subordinated Notes due 2003 and $165.0 million of a Bank Credit Facility maturing in May 2000. The senior subordinated notes carry a fixed rate of interest. Based on the interest rate exposure and prevalent rates at December 31, 1999, a relative 100 basis point decrease in interest rates would increase the fair value of fixed rate borrowed capital by approximately $3.3 million. Interest expense on the Bank Credit Facility, which contains floating rate debt, will fluctuate as prevailing interest rates change. At December 31, 1999, a relative 100 basis point increase in interest rates would increase interest expense on a pre-tax basis by approximately $1.7 million.

INVESTMENTS AND RISK OF DEFAULT

      The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risks, liquidity needs, asset liability matching, tax planning strategies and other economic factors. These securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $2,363.7 million and $2,589.7 million at December 31, 1999 and 1998, respectively. Of those securities available for sale, 93.2% and 93.0% were rated BBB or above by Standard & Poor's at December 31, 1999 and 1998, respectively.

      During the years ended December 31, 1999 and 1998, Southwestern Life and Security Life sold $337.5 million and $705.1 million of fixed maturity and equity securities, and purchased $461.3 million and $720.5 million of fixed maturity and equity securities, respectively. Such sales and purchases were often effected to improve the quality of the investment portfolio or to avoid prepayment risks.

      Mortgage loans on real estate amounted to 0.8% and 1.2% of total invested assets as of December 31, 1999 and 1998, respectively. The Company has established a reserve for loan loss, which aggregated $682,000 and $4.3 million as of December 31, 1999 and 1998. As of December 31, 1999, there were no non-performing loans. As of December 31, 1998, the Company had a non-performing loan amounting to $5.0 million. The Company foreclosed on this loan in 1999 and is in the process of selling the property. The Company believes its current loan loss provision is adequate to cover any future losses related to currently performing and non-performing loans.

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

Item 8. Financial Statements and Supplementary Data

                                                                     Page
                                                                     ----

       Management's Responsibility for Financial Statements .......   53

       PennCorp Financial Group, Inc. and Subsidiaries ............   54

       Southwestern Financial Corporation and Subsidiaries ........   97

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

Keith A. Maib                                       James P. McDermott
President, Chief Executive Officer                  Executive Vice President and
and Chief Operating Officer                         Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

      The Shareholders and Board of Directors of PennCorp Financial Group, Inc.

      We have audited the accompanying consolidated balance sheets of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying 1999 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered losses from operations in 1999 and 1998. As discussed in Note 23 to the consolidated financial statements, PennCorp Financial Group, Inc. filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has filed a plan of reorganization and will seek confirmation of the Recapitalization Plan by the Bankruptcy Court. Should the recapitalization plan not be approved by the Bankruptcy Court, be materially delayed or not be consummated, the Company may have to sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The 1999 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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



KPMG LLP
Dallas, Texas
April 10, 2000


                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (In thousands, except per share amounts)

                                                                             For the years ended December 31,
                                                                         -----------------------------------------
                                                                             1999           1998           1997
                                                                         -----------    -----------    -----------
REVENUES:
  Premiums ...........................................................   $   210,496    $   337,685    $   254,020
  Interest sensitive policy product charges ..........................       128,378        121,473         91,546
  Net investment income ..............................................       257,600        369,052        273,237
  Other income .......................................................        34,066         37,717         27,504
  Net gains (losses) from the sale of investments ....................          (502)        14,068         17,487
  Net gains from sales of subsidiaries (including foreign currency
   translation losses of $24,978 realized on sale) ...................         6,602           --             --
                                                                         -----------    -----------    -----------
     Total revenues ..................................................       636,640        879,995        663,794
                                                                         -----------    -----------    -----------

BENEFITS AND EXPENSES:
  Claims incurred ....................................................       223,658        308,432        202,472
  Change in liability for future policy benefits and other policy
     benefit .........................................................       153,929        233,330        121,817
  Amortization of present value of insurance in force and deferred
   policy acquisition costs ..........................................        69,626        117,446         92,046
  Amortization of costs in excess of net assets acquired and other
     intangibles .....................................................        13,316         15,121          9,545
  Underwriting and other administrative expenses .....................       148,891        229,497        146,245
  Interest and amortization of deferred debt issuance costs ..........        40,222         42,960
                                                                                                            23,355

  Restructuring charge ...............................................         4,993         14,877         16,771
  Impairment of intangibles ..........................................        95,522           --             --
  Impairment provision associated with assets of Businesses Held for
     Sale ............................................................        58,486        342,960           --
                                                                         -----------    -----------    -----------
     Total benefits and expenses .....................................       808,643      1,304,623        612,251
                                                                         -----------    -----------    -----------
Income (loss) before income taxes (benefits), equity in earnings of
   unconsolidated affiliates and extraordinary charge ................      (172,003)      (424,628)        51,543
   Income taxes (benefits) ...........................................        28,709         (3,369)        20,375
                                                                         -----------    -----------    -----------
Income (loss) before equity in earnings of unconsolidated affiliates
  and extraordinary charge ...........................................      (200,712)      (421,259)        31,168
   Equity in earnings of unconsolidated affiliates ...................          --             --           18,972
                                                                         -----------    -----------    -----------
Income (loss) before extraordinary charge ............................      (200,712)      (421,259)        50,140
   Extraordinary charge (net of income taxes of $--, $900 and $--) ...          --           (1,671)          --
Net income (loss) ....................................................      (200,712)      (422,930)        50,140
   Preferred stock dividend requirements .............................        17,825         18,273         19,533
                                                                         -----------    -----------    -----------
Net income (loss) applicable to common stock .........................   $  (218,537)   $  (441,203)   $    30,607
                                                                         ===========    ===========    ===========


PER SHARE INFORMATION:
Basic:
  Net income (loss) applicable to common stock before extraordinary
    charge ...........................................................   $     (7.44)   $    (15.17)   $      1.09
   Extraordinary charge, net of income taxes .........................          --            (0.06)          --
                                                                         -----------    -----------    -----------
  Net income (loss) applicable to common stock .......................   $     (7.44)   $    (15.23)   $      1.09
                                                                         ===========    ===========    ===========

Common shares used in computing basic income (loss) per share ........        29,354         29,091         28,016
                                                                         ===========    ===========    ===========

Diluted:
  Net income (loss) applicable to common stock before extraordinary
   charge ............................................................   $     (7.44)   $    (15.17)   $      1.07
   Extraordinary charge, net of income taxes .........................          --            (0.06)          --
                                                                         -----------    -----------    -----------
  Net income (loss) applicable to common stock .......................   $     (7.44)   $    (15.23)   $      1.07
                                                                         ===========    ===========    ===========

Common shares used in computing diluted income (loss) per share ......        29,354         29,091         28,645
                                                                         ===========    ===========    ===========

COMPREHENSIVE INCOME (LOSS) INFORMATION:
  Net income (loss) ..................................................   $  (200,712)   $  (422,930)   $    50,140

  Change in unrealized foreign currency translation gains (losses),
    net of income taxes ..............................................         1,713         (6,089)        (5,641)
  Decrease in unrealized foreign currency translation loss resulting
   from sale of subsidiaries .........................................        24,978           --             --
  Change in unrealized gains (losses) on securities available for sale
   of unconsolidated affiliate during the year .......................          --             --           24,277
  Change in unrealized holding gains (losses) arising during the year on securities available for sale, net of income taxes
    (benefits) of $(58,905), $4,818 and ($6,490) .....................      (109,035)         5,602         27,185
  Reclassification adjustments for gains included in net income (loss)          (418)       (14,552)       (15,890)
  Decrease in unrealized holding gains resulting from the sale of
   subsidiaries, net of income tax benefit of $4, in 1999 ............            55           --             --
                                                                         -----------    -----------    -----------
     Total comprehensive income (loss) applicable to common stock ....   $  (283,419)   $  (437,969)   $    80,071
                                                                         ===========    ===========    ===========


           See accompanying Notes to Consolidated Financial Statements



                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                                     As of December 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------    -----------
ASSETS:
Investments:
  Fixed maturities available for sale, at fair value
   (amortized cost $2,485,996 in 1999 and $2,524,990 in 1998)   $ 2,363,690    $ 2,589,714
  Equity securities available for sale, at fair value
   (cost $2,008 in 1999 and 1998) ...........................         2,008          2,035
  Mortgage loans on real estate, net of allowance of $682
    in 1999 and $4,295 in 1998 ..............................        20,032         36,882
  Policy loans ..............................................       197,287        207,490
  Other investments .........................................        26,570         27,406
                                                                -----------    -----------
   Total investments ........................................     2,609,587      2,863,527
Cash and cash equivalents ...................................       141,636         93,553
Accrued investment income ...................................        37,922         37,291
Accounts and notes receivable, net of allowance of $5,910
   in 1999 and $6,201 in 1998 ...............................        11,935         16,468
Present value of insurance in force .........................       119,766        170,729
Deferred policy acquisition costs ...........................       113,726        139,708
Costs in excess of net assets acquired ......................        79,725        108,070
Income taxes, primarily deferred ............................       111,517         45,451
Other assets ................................................        62,334         91,644
Assets of Businesses Held for Sale (including cash and
  cash equivalents of $131,531 in 1998) .....................          --        2,417,583
                                                                -----------    -----------
   Total assets .............................................   $ 3,288,148    $ 5,984,024
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:

Policy liabilities and accruals .............................   $ 2,756,957    $ 2,819,661
Notes payable ...............................................       279,646        550,923
Accrued expenses and other liabilities ......................        98,579        114,187
Liabilities of Businesses Held for Sale .....................          --        2,063,312
                                                                -----------    -----------
   Total liabilities ........................................     3,135,182      5,548,083
                                                                -----------    -----------

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50
  redemption value; authorized issued and outstanding
  2,300,000 in 1999 and 1998 ................................       120,216        112,454
$3.50 Series II Convertible Preferred Stock, $.01 par value,
  $50 redemption value; authorized issued and outstanding
  2,875,000 in 1999 and 1998 ................................       151,736        141,673
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding 30,143,416 in 1999 and 30,072,344 in
  1998 ......................................................           303            301
Additional paid-in capital ..................................       428,974        430,321
Accumulated other comprehensive income, net of income taxes .       (62,712)        19,995
Accumulated deficit .........................................      (453,487)      (234,921)
Treasury shares (928,685 in 1999 and 1,105,369 in 1998) .....       (30,829)       (32,391)
Notes receivable and other assets secured by common stock ...        (1,235)        (1,491)
                                                                -----------    -----------
   Total shareholders' equity ...............................       152,966        435,941
                                                                -----------    -----------
   Total liabilities and shareholders' equity ...............   $ 3,288,148    $ 5,984,024
                                                                ===========    ===========


          See accompanying Notes to Consolidated Financial Statements



                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                (In thousands)

                                                          For the years ended December 31,
                                                       -------------------------------------
                                                          1999         1998          1997
                                                       ---------     ---------     ---------
Convertible preferred stock:
  Balance at beginning of year .....................   $ 254,127     $  249,670    $ 249,670
  Accrual of dividends in arrears ..................      17,825         4,457          --
                                                       ---------     ---------     ---------
   Balance at end of year ..........................     271,952       254,127       249,670
                                                       ---------     ---------     ---------

Common stock:
  Balance at beginning of year .....................         301           289           286
  Issuance of common stock .........................           2            10             1
  Exercise of stock options ........................        --               2             2
                                                       ---------     ---------     ---------
   Balance at end of year ..........................         303           301           289
                                                       ---------     ---------     ---------

Additional paid-in capital:
  Balance at beginning of year .....................     430,321       397,590       393,156
  Issuance of common stock .........................         100        30,717         1,697
  Exercise of stock options ........................        --           2,014         2,737
  Reissuance of treasury stock .....................      (1,447)         --            --
                                                       ---------     ---------     ---------
   Balance at end of year ..........................     428,974       430,321       397,590
                                                       ---------     ---------     ---------

Accumulated other comprehensive income:
  Unrealized foreign currency translation
   losses:
   Balance at beginning of year ....................     (26,691)      (20,602)      (14,961)
   Change in unrealized foreign currency
     translation gains (losses)
     during the year, net of income taxes ..........       1,713        (6,089)       (5,641)
   Decrease in unrealized foreign currency
     translation loss resulting from sale of
     subsidiary ....................................      24,978          --            --
                                                       ---------     ---------     ---------
      Balance at end of year .......................        --         (26,691)      (20,602)
                                                       ---------     ---------     ---------
  Unrealized gains on securities available for
    sale:
   Balance at beginning of year ....................      46,686        55,636        20,064
   Change in unrealized gains (losses) on securities
     available for sale of unconsolidated affiliate
     during the year ...............................        --            --          24,277
   Change in unrealized holding gains (losses) on
     securities available for sale during the
     year, net of income taxes .....................    (106,453)        5,602        27,185

   Reclassification adjustments for gains included
     in net income (loss) ..........................      (1,096)      (14,552)      (15,890)
   Decrease in unrealized holding gains resulting
     from sale of subsidiaries, net of income
     taxes of $1,865 in 1999 .......................      (1,849)         --            --
                                                       ---------     ---------     ---------
      Balance at end of year .......................     (62,712)       46,686        55,636
                                                       ---------     ---------     ---------
      Total other comprehensive income (losses)  ...     (62,712)       19,995        35,034
                                                       ---------     ---------     ---------

Retained earnings (deficit):
  Balance at beginning of year .....................    (234,921)      211,055       186,032
  Net income (loss) ................................    (200,712)       50,140
  Dividends on common stock ........................        --          (2,860)       (5,618)
  Dividends on preferred stock .....................     (17,825)      (18,273)      (19,533)
  Redemption of Series C preferred stock ...........        --          (1,913)         --
  Earned portion of treasury stock awarded to
     employees .....................................         (29)         --              34
                                                       ---------     ---------     ---------
     Balance at end of year ........................    (453,487)     (234,921)      211,055
                                                       ---------     ---------     ---------

Treasury shares:

  Balance at beginning of year .....................     (32,391)      (32,130)       (3,370)
  Purchases of treasury stock ......................        --            (261)      (28,760)
  Reissuance of treasury stock .....................       1,562          --            --
                                                       ---------     ---------     ---------
     Balance at end of year ........................     (30,829)      (32,391)      (32,130)
                                                       ---------     ---------     ---------

Notes receivable and other assets secured by
  common stock: ....................................      (1,235)       (1,491)       (1,272)
                                                       ---------     ---------     ---------
     Total shareholders' equity ....................   $ 152,966     $ 435,941     $ 860,236
                                                       =========     =========     =========

          See accompanying Notes to Consolidated Financial Statements



                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                      For the years ended December 31,
                                                                                 -----------------------------------------
                                                                                    1999           1998            1997
                                                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Income (loss) before equity in earnings of  unconsolidated  affiliates  and
    extraordinary charge .....................................................   $  (200,712)   $  (421,259)   $    31,168
  Adjustments to reconcile income (loss) before equity in earnings of unconsolidated  affiliates and extraordinary charge to net cash provided by operating activities:
     Impairment provision associated with assets of Businesses Held for Sale .        58,486        342,960           --
     Impairment of intangibles ...............................................        95,522           --             --
     Net gain from sales of subsidiaries .....................................        (6,602)          --             --
     Capitalization of deferred policy acquisition costs .....................       (75,109)      (109,482)
     Amortization of present value of insurance in force, deferred policy
      acquisition costs, intangibles, depreciation and accretion, net ........        76,242        123,310         91,902
     Increase (decrease) in policy liabilities and accruals and other
       policyholder funds ....................................................        15,984         57,730         (1,644)
     Sales of trading securities .............................................          --             --           29,914
     Deferred income taxes ...................................................        29,868          7,884         13,002
     Other, net ..............................................................        26,977         10,757         (1,577)
                                                                                 -----------    -----------    -----------
      Net cash provided (used) by operating activities .......................        20,656         (7,210)        53,283
                                                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Cash received from sales of subsidiaries, net of cash and short-term
   investments of $138,902 of subsidiaries sold ..............................       138,718           --           --
Cash and short-term investments acquired in acquisition of businesses, net of
   cash expended of $--, $82,771 and $--in 1999, 1998 and 1997 ...............          --           91,492           --
  Purchases of fixed maturity securities available for sale ..................      (814,215)    (1,049,341)      (993,768)
  Purchases of equity securities available for sale ..........................          --           (5,391)       (27,776)
  Maturities of fixed maturity securities available for sale .................       354,346        304,122        439,938
  Sales of fixed maturity securities available for sale ......................       603,496        987,788        777,960
  Sales of equity securities available for sale ..............................            21         32,062         23,121
  Acquisitions and originations of mortgage loans ............................        (1,082)       (36,965)       (44,375)
  Sales of mortgage loans ....................................................        15,129         20,867         13,643
  Principal collected on mortgage loans ......................................        34,069         50,794         54,145
  Other, net .................................................................        28,956         21,203        (49,712)
                                                                                 -----------    -----------    -----------
      Net cash provided by investing activities ..............................       359,438        416,631        193,176
                                                                                 -----------    -----------    -----------
Cash flows from financing activities:
  Additional borrowings ......................................................          --          203,000        250,000
  Issuance of common stock ...................................................          --                3           --
  Purchases of treasury stock ................................................          --             --          (28,760)
  Reduction of notes payable .................................................      (271,277)      (126,839)      (100,570)
  Redemption of preferred stock ..............................................          --             --          (14,705)
  Receipts from interest sensitive products credited to policyholders' account
    balances .................................................................       181,322        251,627         186,166
  Return of policyholders' account balances on interest sensitive products ...      (372,977)      (605,757)      (461,888)
  Cash transferred on reinsurance ceded to an affiliate ......................          --             --          (50,000)
  Other, primarily dividends, net ............................................           216        (16,210)
                                                                                 -----------    -----------    -----------
      Net cash used by financing activities ..................................      (462,716)      (294,176)      (240,023)
                                                                                 -----------    -----------    -----------

      Net increase (decrease) in cash ........................................       (82,622)       115,245          6,436

Cash and cash equivalents at beginning of year (including $131,531 of cash and
  cash equivalents classified as Businesses Held for Sale in 1999) ...........       224,258        109,013        102,577
                                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year (including $131,531 of cash and
  cash equivalents classified as assets of Businesses Held for Sale in 1998) .   $   141,636    $   224,258    $   109,013
                                                                                 ===========    ===========    ===========

Supplemental disclosures:
  Income taxes paid (refunded) ...............................................   $    (5,780)   $     5,814    $    (1,554)
  Interest paid ..............................................................        38,014         38,017         20,946
Non-cash financing activities:
  Redemption of Series C Preferred Stock .....................................   $      --      $    22,227    $      --
  Debt assumed with acquisition ..............................................          --          115,015           --
  Issuance of common stock associated with the acquisition of the Fickes and
    Stone Knightsbridge Interests ............................................          --            8,500           --
  Accrued and unpaid preferred stock dividends ...............................        17,825          4,457           --
  Reissuance of treasury stock ...............................................         1,562           --             --
  Other ......................................................................          --              261          1,281

          See accompanying Notes to Consolidated Financial Statements


                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      PennCorp Financial Group, Inc. ("PennCorp," or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiaries; Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life") (sold July 30, 1999); Peninsular Life Insurance Company ("Peninsular") (sold July 30,
1999);  Professional  Insurance  Corporation  ("Professional")  (sold  March 31,
1999); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life"); Southwestern Financial Corporation ("SW Financial") and its wholly-owned subsidiaries Southwestern Life Insurance Company ("Southwestern Life"), Constitution Life Insurance Company ("Constitution") (sold July 30, 1999), Union Bankers Insurance Company ("Union Bankers") (sold July 30, 1999), and Marquette National Life Insurance Company ("Marquette") (sold July 30, 1999); Security Life and Trust Insurance Company ("Security Life"); Occidental Life Insurance Company of North Carolina ("OLIC"); United Life & Annuity Insurance Company ("United Life") (sold April 30, 1999); and Pacific Life and Accident Insurance Company ("PLAIC"), the Company offers a broad range of accident and sickness, life, and accumulation insurance products to individuals through a sales force that is contractually exclusive to certain of the Company's subsidiaries and through general agents. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company; Marketing One, Inc. ("Marketing One"), a third party marketing organization; KIVEX, Inc. ("KIVEX") (sold June 30, 1999), an internet service provider, UC Mortgage Corp. ("UC") (sold April 30, 1999) and Cyberlink Development, Inc. ("Cyberlink") (sold April 30, 1999). As part of a subsidiary realignment, Southwestern Life became a wholly-owned subsidiary of PLAIC as of July 30, 1999.

      As a result of the Company's announcement of its decision to sell the Career Sales Division (the Career Sales Division is comprised of the operations of Penn Life, Peninsular, Union Bankers, Constitution and Marquette), KIVEX, Professional and the United Life Assets (the United Life Assets is comprised of the operations of United Life, UC, Cyberlink and certain assets of Marketing
One), within a period not likely to exceed one year (see Notes 3 and 16), the assets and liabilities of the Career Sales Division, KIVEX, Professional and the United Life Assets, (collectively the "Businesses Held for Sale") were reported as "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" at December 31, 1998. As of July 30, 1999, sales of all the Businesses Held for Sale had been completed.

      The Businesses Owned at December 31, 1999 includes the Payroll Sales Division (the Payroll Sales Division is comprised of AA Life and OLIC) and the Financial Services Division (the Financial Services Division is comprised of Southwestern Life and Security Life).

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

      Fixed maturities and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income, capital or other economic factors. Fair values are determined based on quoted market prices, where available. For fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services or are estimated based on expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Changes in unrealized gains and losses related to securities available for sale are recorded as accumulated other comprehensive income, a separate component of shareholders' equity, net of applicable income taxes and amount attributable to deferred policy acquisition costs and present value of insurance in force related to universal life and accumulation products. Securities classified as trading securities are reported at fair value with realized gains and losses and changes in unrealized gains and losses included in the determination of net income as a component of other income. During 1997, the Company carried its investment in SW Financial and its wholly-owned subsidiaries on the equity basis of accounting as a result of its percentage ownership and lack of voting control. Mortgage-backed fixed maturity securities held for investment or available for sale are amortized using the interest method including anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are recorded at cost, adjusted for amortization of premium or discount and provision for loan loss, if necessary. Policy loans and short-term investments are recorded at cost. Other invested assets include investments in limited partnerships stated at cost and adjusted for contributions, distributions and undistributed income and other miscellaneous investments carried at cost.

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

Accounts and Notes Receivable

      Accounts and notes receivable consist primarily of agents' balances and premiums receivable from agents and policyholders. Agents' balances are partially secured by commissions due to agents in the future and premiums receivable are secured by policy liabilities. An allowance for doubtful accounts is established, based upon specific identification and general provision, for amounts which the Company estimates will not ultimately be collected. During 1999, 1998 and 1997, the Company wrote off receivables totaling $1,541, $1,960 and $6,605, respectively.

Intangible Assets

      The Company continually monitors the recoverability of the carrying value of intangible assets using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121 and Accounting Principles Board ("APB") No. 17 "Intangible Assets." The Company evaluates long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Recoverability of these assets is determined by comparing a forecast of the undiscounted net cash flows of the entity to the asset carrying amount. If the entity is determined to be unable to recover the carrying amount of its assets, intangible assets are written down initially, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based upon discounted cash flows or appraised values, depending on the nature of the associated assets.

      During 1999 and 1998, the Company recognized an aggregate $58,486 and $342,960, respectively, non-cash charges related to the fair value of consideration to be received upon disposition of certain operating companies which are aggregated for purposes of presentation of the Company's financial information as "assets and liabilities of Businesses Held for Sale."

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

      The Company evaluated the recoverability of all intangible assets of the Payroll Sales Division based upon the sales proceeds received from the sale which was entered into on January 8, 2000 and consummated February 4, 2000 (see Notes 3 and 23). As a result, an impairment provision of $95,522 was reflected in the Statement of Operations for the year ended December 31, 1999.

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

Present Value of Insurance In Force

      The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest based upon the policy liability or contract rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $119,313 and $96,273 as of December 31, 1999 and 1998, respectively.

Costs in Excess of Net Assets Acquired

      Costs in excess of the fair value of net assets acquired are primarily amortized on a straight-line basis ranging from 5 to 30 years. Accumulated amortization was $32,921 and $31,024 as of December 31, 1999 and 1998, respectively. In 1999, unamortized costs in excess of net assets acquired in the amount of $19,287 was impaired due to the evaluation of recoverability of intangible assets of the Payroll Sales Division as a result of its sale on February 4, 2000 (see Notes 3 and 23). During 1999, costs in excess of net assets acquired of a non-insurance subsidiary in the amount of $7,635 was written off as the result of the decision to cease operations. During 1998, unamortized costs in excess of net assets acquired in the amount of $22,792 were transferred to assets of Businesses Held for Sale and $114,514 was written off in connection with the impairment provision associated with assets of Businesses Held for Sale.

      For the year ended December 31, 1998, the Company made a valuation determination with respect to certain preacquisition contingencies. The Company reduced tax liabilities and associated costs in excess of net assets acquired associated with the SW Financial and United Life acquisitions by $6,407 and $647, respectively, as a result of the Company resolving certain acquisition date contingencies.

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

      Policy and contract claims represent estimates of both reported claims and claims incurred but not reported based on experience. Prior to disposition, the Company had been closely monitoring the development of claims reserve experience for Penn Life. The methodology previously utilized has experienced, what appeared to be, a deterioration of the adequacy of claims reserves associated with disability income products sold prior to the Company's ownership. During 1998, the Company changed its methodology in recording these reserves. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations as a change in accounting estimate for 1998.

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

Treasury Shares

      Shares purchased are recorded at cost as a reduction of shareholders' equity. Shares abandoned by the associated shareholders are recorded at no cost. The cost basis of shares reissued from treasury are determined on the basis of specific identification.

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

      The Company utilized the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," when accounting for stock options and other stock based compensation. This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a new fair-value methodology, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Note 13 contains a summary of the pro forma effects to reported net income applicable to common stock and earnings per share for 1999, 1998 and 1997, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

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

Foreign Currency Translation

      The financial statement accounts of the Company's Canadian operations (sold July 30, 1999), which are denominated in Canadian dollars, are translated into U.S. dollars as follows: (i) Canadian currency assets and liabilities are translated at the rates of exchange as of the balance sheet dates and the related unrealized translation adjustments are included as accumulated other comprehensive income, a separate component of shareholders' equity, and (ii) revenues, expenses and cash flows, expressed in Canadian dollars, are translated using a weighted average of exchange rates for each of the periods presented.

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

Accounting Pronouncements Not Yet Adopted

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 was originally effective for all fiscal quarters of all years beginning after June 15, 1999. In June 1999, the FASB deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. The Company is currently evaluating SFAS No.133 but does not expect its adoption to have a material effect on the consolidated financial statements.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) ACQUISITIONS, DISPOSITIONS AND OTHER EVENTS

     Acquisitions of SW Financial Controlling Interest, Knightsbridge Interests and United Life

      On January 2, 1998, following shareholder approval at the Company's 1997 annual meeting of shareholders, the Company consummated the acquisition, from KB Investment Fund I, LP (formerly Knightsbridge Capital Fund I, LP) (the "KB Fund") and Messrs. Steven W. Fickes and David J. Stone, former executive officers and directors of the Company, of their respective holdings of common stock and, in the case of the KB Fund, common stock warrants of SW Financial (collectively, the "SW Financial Controlling Interest") for an aggregate purchase price of $73,658 (not including acquisition expenses). The fair value of net assets acquired amounted to $45,520 resulting in $28,138 of costs in excess of net assets acquired which will be amortized over 30 years. As part of the acquisition of the SW Financial Controlling Interest on January 2, 1998, SW Financial Subordinated Notes in the amount of $40,000 previously purchased by the Company were reclassified to purchase consideration for SW Financial. The acquisition of the SW Financial Controlling Interest has been accounted for as a step purchase transaction in accordance with generally accepted accounting principles, and accordingly, fair values of assets and liabilities acquired have been determined as of January 2, 1998.

      On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, the Company consummated the acquisition of the interests of Messrs. Fickes and Stone in KB Management, KB Fund and KB Consultants LLC (formerly known as Knightsbridge Consultants LLC) (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration estimated to be $10,564 (not including acquisition expenses). Under the transaction terms, Mr. Fickes is to receive consideration in the form of estimated annual interest payments, ranging from $301 to $330, on April 15 each year through 2001 and is to be issued 173,160 shares of the Company's Common Stock on April 15, 2001. Mr. Stone was issued his 173,160 shares in July 1998 which he pledged to financial institutions in connection with his appeal of a judgment awarded against him and his spouse. The fair value of net assets acquired amounted to ($1,701) resulting in $12,294 of costs in excess of net assets acquired which will be amortized over seven years. The acquisition of the Fickes and Stone Knightsbridge Interests has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, preliminary fair values of assets and liabilities acquired were recorded as of the acquisition date which became the new accounting basis.

Disposition of Businesses

      On February 18, 1998, the Company announced it had engaged the investment banking firms Salomon Smith Barney, Inc. and Fox-Pitt, Kelton Inc. to review strategic alternatives for maximizing shareholder value, including the sale of the Company's Career Sales Division and certain other non-strategic subsidiaries.

      In addition, in February 1999, the Company engaged the firm of Wasserstein, Perella & Co. ("Wasserstein Perella") to review the Company's capital structure and develop recapitalization and restructuring alternatives. The Company, with Wasserstein Perella, has been exploring with interested parties, a sale of the Company or certain of its subsidiaries and, on a parallel track, a restructuring or recapitalization transaction (see Notes 3 and 23).

      On March 31, 1999, the Company consummated the sale of Professional to GE Financial Assurance Holdings, Inc. ("GE Financial"). The operating results of Professional are included in the consolidated operating results through March 31, 1999. The Company realized a gain from the sale totaling $1,054. As a result of the sale, unrealized gains on securities available for sale by Professional decreased by $488. On September 15, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement the Company reduced the consideration received by $1,237.

      On April 30, 1999, the Company consummated the sale of United Life Assets to ING America Insurance Holdings, Inc. ("ING"). The operating results of United Life Assets are included consolidated operating results through April 30, 1999. The Company realized a loss from the sale totaling $3,877. As a result of the sale, unrealized gains on securities held for sale by United Life decreased $1,726. The purchase and sale agreement includes certain settlement and consideration adjustment provisions relating to certain mortgages retained by the Company and federal income tax calculations (see Note 19).

      On June 30, 1999, the Company completed the sale of KIVEX to Allegiance Telecom, Inc. The operating results of KIVEX are included in the consolidated operating results through June 30, 1999. The Company recorded a gain of $30,881 on the sale.

      On July 30, 1999, the Company consummated the sale of the Career Sales Division to Universal American Financial Corp. ("Universal American"). During 1999 and prior to the consummation of the sale, the Company incurred an additional impairment provision of $58,486 related to the Career Sales Division. This resulted from the decrease in the nominal purchase consideration of $38,000 partially offset by an estimated discount to the stated value of the note to be received. In addition, impairment provision included the impact of the true-up of statutory capital and surplus of the Career Sales Division companies to levels specified in the sale agreement which aggregated approximately $24,218. Other factors modestly impacting the impairment provision included additional transaction costs, changes in unrealized gains and losses of securities, foreign currency translation and net income not considered in the determination of sale consideration. The operating results of the Career Sales Division are included in the consolidated operating results through July 30, 1999. The Company realized a foreign currency transaction loss on the sale of the Career Sales Division totaling $24,978, which represented previously unrealized translation losses on the Company's Canadian insurance operations, partially offset by a gain of $3,522 on the disposition resulting in a net loss of $21,456. In addition, as a result of the sale, unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2,268 and $24,978, respectively. On December 29, 1999, as a result of certain settlement and consideration adjustment provisions, included in the purchase and sale agreement the Company reduced the consideration received by $2,550.

      The Company used $267,000 of the net proceeds from these sales to pay down the outstanding balance under the bank credit facility (the "Bank Credit Facility"). In addition, the Company repaid an additional $2,000 of indebtedness as a result of liquidity at the parent company above the amounts prescribed in the Bank Credit Facility, as amended.

      In January 2000, the Company announced it had agreed to sell the Payroll Sales Division to a company formed by Thoma Cressey Equity Partners for approximately $102,000, subject to adjustment. The sale was consummated on February 4, 2000 (see Note 23). The operating results of the Payroll Sales Division are included in the consolidated operating results through December 31, 1999. The Company recorded impairment provision totaling $95,522 to reflect the difference in the Company's accounting basis in the Payroll Sales Division and the consideration the Company is to receive for such businesses. The Company fully impaired the costs in excess of net assets acquired aggregating $19,287. In addition, the Company fully impaired the present value of insurance in force and partially impaired deferred policy acquisition costs resulting in charges of $67,617 and $49,668 respectively, net of related deferred taxes of $41,050.

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

      The Company's Chief Executive Officer evaluates performance of each segment based on profit or loss from operations excluding (i) restructuring costs, (ii) net gains on the sale of investments, (iii) net gains from sales of subsidiaries, (iv) impairment valuation associated with Businesses Held for Sale, (v) interest expense, (vi) income taxes and (vii) equity in earnings of unconsolidated subsidiaries. The accounting policies of segments are the same as those described in the summary of significant accounting policies (see Note 2). Segment data for 1998 and 1997 have been restated to conform to the 1999 presentation.


                                                     Year Ended December 31,
                                              -----------------------------------
                                                 1999         1998         1997
                                              ---------    ---------    ---------
Premiums and policy product charges:
   Financial Services Division ............   $ 133,930    $ 129,241    $  69,831
   Payroll Sales Division .................      92,029       89,990       89,698
   Businesses Held for Sale (United States)      85,045      194,997      141,834
   Businesses Held for Sale (Canada) ......      27,870       44,930       44,203
                                              ---------    ---------    ---------
                                              $ 338,874    $ 459,158    $ 345,566
                                              =========    =========    =========

Net investment income:
   Financial Services Division ............   $ 161,841    $ 179,433    $  90,787
   Payroll Sales Division .................      36,771       38,252       38,161
   Businesses Held for Sale ...............      54,568      144,072      138,355
   Corporate ..............................       4,420        7,295        5,934
                                              ---------    ---------    ---------
                                              $ 257,600    $ 369,052    $ 273,237
                                              =========    =========    =========

Operating profit (loss):
   Financial Services Division ............   $  26,213    $  19,018    $  27,785
   Payroll Sales Division .................      16,100       (3,501)      23,960
   Businesses Held for Sale ...............      15,968      (16,541)      38,915
                                              ---------    ---------    ---------
                                              $  58,281    $  (1,024)   $  90,660
                                              =========    =========    =========

Amortization of present value of insurance
  in force and deferred policy acquisition
  costs:
      Financial Services Division .........   $  29,589    $  26,122    $  19,469
      Payroll Sales Division ..............      30,551       37,978       24,271
      Businesses Held for Sale ............       9,486       53,346       48,306
                                              ---------    ---------    ---------
                                              $  69,626    $ 117,446    $  92,046
                                              =========    =========    =========



                                                        As of December 31,
                                                     -----------------------
                                                        1999        1998
                                                     ----------   ----------
Total assets:
   Financial Services Division ...................   $2,645,337   $2,823,007
   Payroll Sales Division ........................      598,011      648,400
   Businesses Held for Sale (United States) ......         --      2,290,724
   Businesses Held for Sale (Canada) .............         --        126,859
                                                     ----------   ----------
                                                     $3,243,348   $5,888,990
                                                     ==========   ==========

   Reconciliations of segment data to the Company's consolidated data are as follows:

                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                   1999         1998        1997
                                                                ---------    ---------    ---------
Total revenues:
   Segments--premiums and policy product charges ...........    $ 338,874    $ 459,158    $ 345,566
   Segments--net investment income .........................      257,600      369,052      273,237
   Other income ............................................       34,066       37,717       27,504
   Net gains (losses) from sale of investments .............         (502)      14,068       17,487
   Net gains from sales of subsidiaries (including realized
     losses on foreign currency of $24,978) ................        6,602         --           --
                                                                ---------    ---------    ---------
                                                                $ 636,640    $ 879,995    $ 663,794
                                                                =========    =========    =========

Income (loss) before taxes,  equity in earnings of
   unconsolidated  affiliates and extraordinary charge:
   Segments ................................................    $  58,281    $  (1,024)   $  90,660
   Corporate expenses and eliminations .....................      (30,559)     (36,875)     (16,478)
   Impairment of intangibles ...............................      (95,522)        --           --
   Impairment provision associated with
     assets of Businesses Held for Sale ....................      (58,486)    (342,960)        --
   Interest and amortization of deferred debt
     issuance costs ........................................      (40,222)     (42,960)     (23,355)
   Net gains (losses) on the sale of investments ...........         (502)      14,068       17,487
   Restructuring costs .....................................       (4,993)     (14,877)     (16,771)
                                                                ---------    ---------    ---------
                                                                $(172,003)   $(424,628)   $  51,543
                                                                =========    =========    =========


                                                                  As of December 31,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------

Total assets:
   Segments ................................................   $3,243,348   $5,888,990
   Corporate and other .....................................       44,800       95,034
                                                               ----------   ----------
                                                               $3,288,148   $5,984,024
                                                               ==========   ==========

(5) INVESTMENTS

      The amortized cost and fair value of investments in fixed maturities available for sale were as follows as of December 31:

                                                                              1999
                                                       --------------------------------------------------
                                                                       Gross       Gross
                                                        Amortized   Unrealized   Unrealized      Fair
                                                          Cost         Gains       Losses        Value
                                                       ----------   ----------   ----------    ----------
Mortgage-backed securities, principally
 obligations of U.S. Government agencies ...........   $  972,425   $    5,922     $(46,684)   $  931,663
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies .........      279,402        2,236      (22,130)      259,508

Debt securities issued by foreign governments ......       23,677          101       (1,260)       22,518

Corporate securities ...............................    1,210,492        3,999      (64,490)    1,150,001
                                                       ----------   ----------   ----------    ----------
                                                       $2,485,996   $   12,258   $ (134,564)   $2,363,690
                                                       ==========   ==========   ==========    ==========


                                                                              1998
                                                       -------------------------------------------------
                                                                      Gross        Gross
                                                       Amortized    Unrealized   Unrealized     Fair
                                                          Cost        Gains        Losses       Value
                                                       ----------   ----------   ----------   ----------
Mortgage-backed securities, principally
 obligations of U.S. Government agencies ...........   $1,164,739   $   33,930   $    9,983   $1,188,686
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies .........      235,037       15,849        6,059      244,827
Debt securities issued by foreign governments ......       25,701        1,477         --         27,178
Corporate securities ...............................    1,099,513       41,723       12,213    1,129,023
                                                       ----------   ----------   ----------   ----------
                                                       $2,524,990   $   92,979   $   28,255   $2,589,714
                                                       ==========   ==========   ==========   ==========


      The amortized cost and fair value of fixed maturities available for sale as of December 31, 1999, by contractual maturity, are shown below:

                                                        Amortized      Fair
                                                           Cost        Value
                                                       ----------   ----------

     Due in one year or less .......................   $   72,287   $   72,405
     Due after 1 through 5 years ...................      409,061      399,277
     Due after 5 through 10 years ..................      567,644      542,233
     Due after 10 years ............................      464,579      418,112
     Mortgage-backed securities, principally
      obligations of U.S. Government agencies ......      972,425      931,663
                                                       ----------   ----------
                                                       $2,485,996   $2,363,690
                                                       ==========   ==========

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

      Included in fixed maturities available for sale as of December 31, 1999 and 1998, are below investment-grade securities with an amortized cost of $161,785 and $177,263 and a fair value of $139,521 and $163,252, respectively.
Included in fixed maturities available for sale as of December 31, 1999, are unrated securities with an amortized cost of $33,041 and a fair value of $21,115. Included in fixed maturities available for sale as of December 31, 1998 are unrated securities with an amortized cost of $18,211 and a fair value of $18,239. Investments in a single entity, other than obligations of the U.S. government or agencies thereof, totaling in excess of 10% of the Company's equity at December 31, 1999 consisted of an investment in Episode IV Loan Trust with carrying value and fair value of $25,000.

      As of December 31, 1999, there was no unrealized appreciation or loss in equity securities available for sale. As of December 31, 1998, net unrealized appreciation in equity securities available for sale consisted of gross unrealized gains of $27.

      The Company's commercial and residential mortgage portfolios had net carrying values $20,032 and $36,882, respectively, and, fair values of $20,285 and $38,865, respectively, as of December 31, 1999 and 1998.

      As of December 31, 1999, commercial and residential mortgage loan investments were concentrated in the following states:

                                                                Percent of Total
                                             Carrying Value      Carrying Value
                                             --------------      --------------

         Texas...............................   $10,070               50.3%
         Kansas..............................     1,946                9.7
         Illinois............................     1,787                8.9
         Nevada..............................     1,719                8.6
         Alabama.............................     1,673                8.4
         Louisiana...........................     1,187                5.9
         All other (less than 4% individually)    1,650                8.2
                                                -------              -----
                                                $20,032              100.0%
                                                =======              =====

      Investments with a carrying value of $216,629 and $146,385 were on deposit with certain regulatory authorities as of December 31, 1999 and 1998, respectively. Amounts on deposit are temporarily approximately $100,000 higher as a result of a change in custodians.

      Realized, and changes in unrealized gains and losses on investments were as follows for the years ended December 31:

                                                                               1999         1998         1997
                                                                            ---------    ---------    ---------
     Realized gains (losses) on dispositions of investments:
       Securities available for sale:
        Gross gains from sales ..........................................   $   6,853    $  20,509    $  22,076
        Gross losses from sales .........................................      (6,435)      (5,960)      (6,186)
        Net gains (losses) from redemptions .............................        --              3         --
                                                                            ---------    ---------    ---------
                                                                                  418       14,552       15,890

       Mortgage loans ...................................................          38       (6,545)        (284)
       Other investments ................................................        (958)       6,061        1,881
                                                                            ---------    ---------    ---------
          Net realized gains (losses) ...................................   $    (502)   $  14,068    $  17,487
                                                                            =========    =========    =========

     Change in unrealized gains (losses):
       Securities held for investment ...................................   $    --      $    --      $  (2,429)
                                                                            =========    =========    =========

       Securities available for sale ....................................   $(219,314)   $ (27,038)   $  44,627
       Securities available for sale of
          unconsolidated affiliate ......................................        --           --         24,277
       Less effect on other balance sheet accounts:
        Value of business acquired, deferred acquisition costs and other,
          principally unearned revenue on interest sensitive products ...      50,956       13,270      (26,842)
        Deferred income (taxes) benefits ................................      58,905        4,818       (6,490)
        Decrease in unrealized holding gains resulting from the sale
          of subsidiaries ...............................................          55         --           --
                                                                            ---------    ---------    ---------
          Net change in unrealized gains (losses)  ......................   $(109,398)   $  (8,950)   $  35,572
                                                                            =========    =========    =========

     Trading portfolio:
       Net gains (losses) from sales ....................................   $    --      $    --      $    (142)
       Net change in unrealized gains (losses) ..........................        --           --          1,258
                                                                            ---------    ---------    ---------
          Total net trading gains .......................................   $    --      $    --      $   1,116
                                                                            =========    =========    =========

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

      Major categories of net investment income consisted of the following for the years ended December 31:

                                                      1999      1998      1997
                                                    --------  --------  --------

     Fixed maturity securities ...................  $231,196  $310,798  $231,867
     Mortgage loans on real estate ...............     9,610    27,773    26,498
     Policy loans ................................    13,996    16,235     9,037
     Cash and cash equivalents ...................     7,548     9,016     6,366
     Other investments ...........................     2,422    13,553     9,177
                                                    --------  --------  --------
       Gross investment income ...................   264,772   377,375   282,945
     Less: investment expenses ...................     7,172     8,323     9,708
                                                    --------  --------  --------
       Net investment income .....................  $257,600  $369,052  $273,237
                                                    ========  ========  ========

      The Company had non-income producing investments at December 31, 1999 with an amortized cost and fair value as follows:

                                                      Amortized     Fair
                                                        Cost        Value
                                                        ----        -----

      Preferred stock..............................   $  6,656     $ 5,063
      Other investments............................     19,351      23,113
                                                      --------     -------
                                                      $ 26,007     $28,176
                                                      ========     =======

(6) SOUTHWESTERN LIFE INVESTMENT

      On December 14, 1995, SW Financial (see Note 18) purchased SW Life, Union Bankers and certain other related assets from I.C.H. Corporation for $260,000.

      Through its initial direct investment of $120,000 in SW Financial (the "Southwestern Life Investment"), the Company beneficially owned, at December 31, 1997, 74.8% of SW Financial's outstanding common stock, including 100% of SW Financial's non-voting common stock, 14.3% of SW Financial's voting common stock, and 100% of SW Financial preferred stock. PennCorp is also a 16.3% limited partner in KB Fund. As a result, the Company had an economic interest in SW Financial aggregating 78.0 percent. Retained earnings of the Company included undistributed earnings of SW Financial aggregating $40,919 as of December 31, 1997.

      On January 2, 1998, the Company acquired the SW Financial Controlling Interest (see Note 3).

      The Company accounted for its investment in SW Financial utilizing the equity method for the year ended December 31, 1997. The consolidated condensed results of operations for the years ended December 31, 1997 are provided below:

     Revenues:
     Policy revenues .........................................   $ 145,818
     Net investment income ...................................     126,427
     Other income ............................................      16,039
     Net gains from the sale of investments ..................       1,841
                                                                 ---------
          Total revenues .....................................     290,125
                                                                 ---------
     Benefits and expenses:

     Claims incurred .........................................     201,385
     Change in liability for future policy benefits and
       other policy benefits .................................     (35,103)
     Insurance and other operating expenses ..................      66,319
     Interest and amortization of deferred debt issuance costs      13,773
                                                                 ---------
        Total benefits and expenses ..........................     246,374
                                                                 ---------
     Income before income taxes ..............................      43,751
       Income taxes ..........................................      16,416
                                                                 ---------
     Net income ..............................................      27,335
       Preferred stock dividend requirements .................       3,012
                                                                 ---------
     Net income applicable to common stock ...................   $  24,323
                                                                 =========

(7) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE

      Information relating to deferred policy acquisition costs is as follows for the years ended December 31:

                                                                         1999        1998        1997
                                                                       --------    --------    --------
     Balance as of January 1 .......................................   $139,708    $310,117    $252,428
     Policy acquisition costs deferred:
      Commissions ..................................................     41,504      86,441      59,238
      Underwriting and issue costs .................................     13,435      42,151      50,244
      Addition due to acquisition, including $171 of unrealized loss       --        30,606        --
                                                                       --------    --------    --------

                                                                        194,647     469,315     361,910
     Policy acquisition costs amortized ............................    (37,100)    (79,291)    (44,323)
     Unrealized investment (gain) loss adjustment ..................      5,348      (1,213)     (2,344)
     Transfer pursuant to reinsurance transaction ..................        499        --          --
     Foreign currency translation adjustment .......................       --        (1,038)     (1,482)
     Reduction due to sale of blocks of business ...................       --        (4,129)     (3,644)
     Impairment for Businesses Held for Sale .......................       --      (191,595)       --
     Impairment related to recoverability analysis associated with
      subsequent sale of Payroll Sales Division ....................    (49,668)       --          --
     Amounts transferred to assets of Businesses Held for Sale .....       --       (52,341)       --
                                                                       --------    --------    --------
      Balance as of December 31 ....................................   $113,726    $139,708    $310,117
                                                                       ========    ========    ========

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

      Information related to the present value of insurance in force is as follows:

                                                                       1999       1998       1997
                                                                     --------   --------   --------
   Balance as of January 1 ........................................  $170,729   $263,889   $339,010
   Addition due to acquisition, including $1,235 of unrealized loss      --       58,564       --

   Accretion of interest ..........................................    14,497      4,693     20,371
   Amortization ...................................................   (37,537)   (42,848)   (68,094)
   Transfer pursuant to reinsurance transaction ...................     5,144       --       (2,291)
   Impairment for Business Held for Sale ..........................      --      (98,164)      --
   Impairment related to recoverability analysis associated with
     subsequent sale of Payroll Sales Division ....................   (67,617)      --         --
   Unrealized investment (gain) loss adjustment ...................    34,550     14,025    (24,444)
   Foreign currency translation adjustment ........................      --         (333)      (663)
   Amounts transferred to assets of Businesses Held for Sale ......      --      (25,987)      --
   Reduction due to sale of block of business and other ...........      --       (3,110)      --
                                                                     --------   --------   --------
     Balance as of December 31 ....................................  $119,766   $170,729   $263,889
                                                                     ========   ========   ========

      Expected gross amortization of the present value of insurance in force, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 3.5 to 14.5 percent, for the next five years is as follows:

                           Beginning      Gross       Accretion        Net
                            Balance   Amortization   of Interest   Amortization
                            -------   ------------   -----------   ------------

     2000 ..............   $119,766     $ 19,743      $  5,871      $ 13,872
     2001 ..............    105,894       16,799         5,162        11,637
     2002 ..............     94,257       14,583         4,519        10,064
     2003 ..............     84,193       12,751         3,943         8,808
     2004 ..............     75,385       11,031         3,441         7,590

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

      The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $527.1 million and $525.4 million as of December 31, 1999 and 1998, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action including potential sales disruption and the threat of litigation. During 1999, the Company modified certain assumptions associated with the blocks of business including lowering the aggregate expected lapse rate. In addition, the Company is pursuing a plan to continue charging certain non-guaranteed expense loads associated with certain interest sensitive life insurance contracts. As a result of the actions, the Company increased the amount of reserves associated with these policies by approximately $6,200 during the fourth quarter of 1999.

      Total future policy benefits consist of the following as of December 31, 1999 and 1998:

                                                          1999         1998
                                                       ----------   ----------
     Future policy benefits on traditional products:
       Traditional life insurance contracts ........   $  736,931   $  670,321
       Health ......................................       13,629       10,824
       Unearned premiums ...........................        1,809          730
       Other policyholder funds ....................       73,411       69,247
                                                       ----------   ----------
                                                          825,780      751,122

     Interest sensitive products:
       Universal life ..............................    1,353,224    1,420,306
       Annuities ...................................      528,184      609,915
                                                       ----------   ----------
                                                        1,881,408    2,030,221

     Policy and contract claims:
       Health ......................................       13,231       13,073
       Life and other ..............................       36,538       25,245
                                                       ----------   ----------
        Total future policy benefits ...............   $2,756,957   $2,819,661
                                                       ==========   ==========

      The following table presents information on changes in the liability for health claims for the years ended December 31:

                                                                  1999       1998       1997
                                                                --------   --------   --------

     Claim liability as of January 1 ........................   $ 14,463   $125,005   $130,392
       Less reinsurance recoverables ........................      1,390      5,848      2,242
                                                                --------   --------   --------
        Net balance as of January 1 .........................     13,073    119,157    128,150
                                                                --------   --------   --------

     Addition due to acquisition ............................       --       26,229       --
                                                                --------   --------   --------

     Add claims incurred during the year related to:
       Current year .........................................      8,125    116,170     60,727
       Prior years ..........................................      1,217     31,545      6,344
                                                                --------   --------   --------
        Total claims incurred ...............................      9,342    147,715     67,071
                                                                --------   --------   --------

     Less claims paid during the year related to:

       Current year .........................................      3,687     57,370     28,268
       Prior years ..........................................      5,497     65,736     47,796
                                                                --------   --------   --------
        Total claims paid ...................................      9,184    123,106     76,064
                                                                --------   --------   --------

     Less reduction for liabilities of Business Held for Sale       --      156,922       --

     Net balance as of December 31 ..........................     13,231     13,073    119,157
       Plus reinsurance recoverables ........................        678      1,390      5,848
                                                                --------   --------   --------
        Claim liability as of December 31 ...................   $ 13,909   $ 14,463   $125,005
                                                                ========   ========   ========

      As a result of changes in estimates of insured events in prior years and changes in methodology (described below), the liability for health policy and contract claims increased net of reinsurance by $1,217 in 1999, $31,545 in 1998 and $6,344 in 1997.

      The Company closely monitored the development of its claim reserve experience associated with the Career Sales Division. The historical method of establishing claims reserves principally utilized claims lag factors. Based on results of independent calculations of the claim lag factors, performed annually, this methodology indicated a deterioration in the adequacy of claim reserves associated with Penn Life's disability income products underwritten prior to PennCorp's ownership of Penn Life. Disability claim adequacy analysis included statutory claim information, independent third-party review of claim lag method and factors and other claim tests. Previous results indicated no reason to consider a new methodology as results appeared consistent between periods and claim reserves appeared adequate. Once results of such analysis began to vary outside an acceptable tolerance, the Company reviewed its methods to determine the reasons for the variances.

      The lag factor method (an actuarial method to estimate aggregate claims reserves which utilizes the ratio of actual claims paid to what is ultimately paid as a function of time since the date incurred based upon historical experience) is one method which utilized Penn Life's experience considering its products and market. The Company believes that available industry data for establishing claim reserves was not appropriate for Penn Life's products and market. The utilization of a case reserve method (which estimates aggregate claims reserves based on the total estimates of all cases outstanding) for Penn Life required experience, in addition to that utilized by the lag factor method, to create case reserves based on Penn Life's experience. This experience was not sufficient until 1998. With system upgrades, Penn Life was able to obtain better benefit data distinguishing disability benefits from other benefits which may be payable under the same policy form. With the systems upgrades and more robust experience the Company was able to consider a more refined claims methodology such as seriatim case reserves (which estimates aggregate claims reserves based upon the sum of estimates for each individual unsettled case). During 1998, Penn Life implemented a method which substituted case reserves for most disability claims. The new method utilizes more detailed information by policy and by line of business resulting in a more refined estimate. As a result, the accident and health claim reserve for Penn Life increased by $25,691 during 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations for the year ended December 31, 1998.

(9) NOTES PAYABLE

      The outstanding principal amounts of the notes payable consist of the following as of December 31:

                                                                1999       1998
                                                              --------   --------

     Unsecured 9 1/4% Senior Subordinated Notes due 2003(a)   $114,646   $114,646
     Bank Credit Facility maturing 2000(b) ................    165,000    434,000
     Other ................................................       --        2,277
                                                              --------   --------
                                                              $279,646   $550,923
                                                              ========   ========

     --------------
     (a) Interest costs under the Unsecured 9 1/4% Senior Subordinated Notes due 2003 (the "Notes") totaled $10,605, $10,622 and $11,461 during
          1999, 1998 and 1997, respectively. As of December 31, 1999, the effective rate for the Notes was approximately 9 1/4%.
     (b) Interest costs under the $450,000 credit facility totaled $25,523, $30,680 and $9,188 during 1999, 1998 and 1997. The effective rate of interest as of December 31, 1999 was approximately 10.4%. In addition, the Company pays facility fees of $15 per month. During 1997, the Company had a $175,000 bank credit facility for which it incurred interest costs of $1,855.

      The aggregate maturities of notes payable during each of the five years after December 31, 1999, are as follows: 2000, $165,000; and 2003, $114,646.

      Covenants and Liquidity. The Notes and the bank credit agreement (the "Bank Credit Facility") impose certain covenants on the Company, including covenants restricting the amount of additional indebtedness the Company may incur, limit its ability to engage in future acquisitions and certain other business transactions, and the amount of dividends the Company may declare and pay (see Note 12), and requires the Company to maintain specified financial ratios and meet specified financial tests.

      On March 31, April 30, May 14, June 25 and June 30, 1999, the Company entered into amendments (the "amendments") to its existing Bank Credit Facility. The amendments included additional covenants and revised certain financial covenants to the Bank Credit Facility. In addition, the amendments changed, among other things, the maturity date of the Bank Credit Facility to May 2000, extensions of dates for cash sweeps, principal payments and certain available commitments.

      Significant additional covenants included in the March 31 and June 25, 1999 amendments required the Company to repay indebtedness at specified dates and amounts throughout 1999. The timing and required debt reduction were as follows:

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

      In anticipation of the filing of the Chapter 11 case, the Company and the lenders party to the Bank Credit Facility executed a forbearance agreement ("Forbearance Agreement") whereby the lenders agreed to forbear from exercising their remedies under the Bank Credit Facility as a result of the event of default that occurred under the Bank Credit Facility when the Company commenced the Chapter 11 case. In connection with the commencement of the Chapter 11 Case, the Bank Credit Facility was superseded by a Cash Collateral Agreement dated as of February 8, 2000 (as amended, the "Cash Collateral Agreement"), by and among the Company, the lenders from time to time party thereto and The Bank of New York, as administrative agent. The Cash Collateral Agreement provides a mechanism for the Company to repay its currently outstanding borrowings and establishes certain covenants with which the Company must comply until all of the Company's outstanding loans (plus interest thereon) are repaid. Certain covenants strictly define the Company's ability to utilize any and all cash that is maintained in the cash collateral account held by the agent lender. As a result, the Company may utilize cash from the cash collateral account for only predetermined types of expenses and in specified amounts. On February 10, 2000, the Company, the lenders party thereto and The Bank of New York, as administrative agent, executed Amendment No. 1 to Cash Collateral Agreement ("Amendment No. 1"), in order to provide for the establishment of a custody account to provide for the investment of the Company's funds which are in the possession of The Bank of New York (and over which it has a lien) through a custody account maintained at The Bank of New York, all as required by the Bankruptcy Court.

      Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements until the maturity of the cash collateral agreement on May 31, 2000. The Company is in the process of a plan of reorganization which was filed with the Delaware Bankruptcy Court on April 5, 2000 which provides for the repayment of such indebtedness (see Note 23). With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to establish a new credit facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of subsidiaries and (ii) obtaining regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time (see Notes 3 and 23).

      Extraordinary Charges. For the year ended December 31, 1998, the Company realized an after-tax extraordinary charge of $1,671 which represents the write-off of the deferred financing costs associated with the refinance of a SW Financial existing note that the Company assumed as a part of the acquisition of SW Financial Controlling Interest.

(10) INCOME TAXES (BENEFITS)

      The Company and a number of its non-insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file federal income tax returns with either PLAIC, or Pioneer Security, or Constitution (sold July 30, 1999) as the parent of the particular consolidated life insurance company tax group.

      Total income taxes (benefits) were allocated as follows for the years ended December 31:

                                                      1999      1998        1997
                                                    -------   --------    --------

     Income (loss) before income taxes, equity in
      earnings of unconsolidated affiliates and
      extraordinary charge ......................   $28,709   $ (3,369)   $ 20,375
     Extraordinary charge .......................      --         (900)       --
                                                    -------   --------    --------
                                                    $28,709   $ (4,269)   $ 20,375
                                                    =======   ========    ========

      The provisions  for income tax expense  (benefit)  attributable  to income
(loss) before income taxes, equity in earnings of unconsolidated affiliates and extraordinary charge are as follows for the years ended December 31:

                                        1999        1998        1997
                                      --------    --------    --------

     Current U.S. .................   $ (2,226)   $(12,031)   $  3,775
     Current foreign ..............      1,067         778       3,598
     Deferred U.S. ................     30,934      10,108      10,984
     Deferred foreign .............     (1,066)     (2,224)      2,018
                                      --------    --------    --------
       Income tax expense (benefit)   $ 28,709    $ (3,369)   $ 20,375
                                      ========    ========    ========

      Taxes (benefits) computed using the federal statutory rate of 35% are reconciled to the Company's actual income tax expense (benefit) attributable to income (loss) before extraordinary charge as follows for the years ended December 31:

                                                                              1999         1998         1997
                                                                           ---------    ---------    ---------
     Tax expense (benefit) computed at statutory rate ..................   $ (60,201)   $(148,620)   $  18,040
     Dividends received deduction ......................................        (216)        (268)      (1,450)
     Amortization of costs in excess of net assets acquired ............       4,661        3,678        3,341
     Impairment of intangibles related to sale of Payroll Sales Division      33,432         --           --
     Impairment on assets held for sale ................................      20,292      116,886         --
     Change in valuation allowance .....................................      38,890       23,492         (525)
     Foreign taxes net of U.S. tax benefit .............................        --           (181)         263
     Sale of subsidiaries ..............................................     (13,360)        --           --
     Other .............................................................       5,211        1,644          706
                                                                           ---------    ---------    ---------
       Income tax expense (benefit) ....................................   $  28,709    $  (3,369)   $  20,375
                                                                           =========    =========    =========


      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of December 31:

                                                                    1999                     1998
                                                          ------------------------   ----------------------
                                                           Deferred    Deferred      Deferred    Deferred
                                                             Tax          Tax          Tax          Tax
                                                            Assets     Liabilities    Assets    Liabilities
                                                          ---------    -----------   ---------  -----------
     Deferred policy acquisition costs ................   $    --      $  10,758     $    --    $  21,536
     Present value of insurance in force ..............        --         35,447          --       55,248
     Future policy benefits ...........................      92,164         --         106,212       --
     Net operating losses .............................      47,462         --          41,081       --
     Capital losses ...................................      41,428         --           2,630       --
     Unrealized gain/loss on investment securities ....      33,765         --            --       16,890

     Other ............................................      22,798         --          33,132       --
                                                          ---------    ---------     ---------  ---------
                                                            237,617       46,205       183,055     93,674
     Valuation allowance ..............................     (83,674)        --         (44,784       --
                                                          ---------    ---------     ---------  ---------
                                                          $ 153,943    $  46,205     $ 138,271  $  93,674
                                                          =========    =========     =========  =========

      The valuation allowance for deferred tax assets as of December 31, 1999 and 1998, was $83,674 and $44,784, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998, was an increase of $38,890 and $23,492, respectively. The valuation allowance associated with tax assets is continually monitored by the Company in light of the dramatic changes in the operating structure and financial results of the Company. As a result of such analysis the Company increased the valuation allowances by $38,890 and $23,492 during 1999 and 1998, respectively. In each of the periods, the valuation allowance was incurred as the result of the increased likelihood that certain net operating losses and capital loss carryforwards would not be utilized and the impact or potential impact of a "change in control" as defined by the Internal Revenue Code Section 382. Change of control provisions of Section 382 could limit the Company's ability to utilize certain tax benefits including net operating loss carryforwards in future periods.

      In assessing the realization of deferred taxes, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the remaining benefits of these deductible differences, net of the existing valuation allowance as of December 31, 1999.

      As of December 31, 1999, a valuation allowance has not been established for the deferred tax asset relating to the unrealized loss on investment securities. Management believes that the recognition of these unrealized losses can be managed through a tax planning strategy of holding the investment securities to maturity or until market conditions improve.

      The Company's recording of impairment provisions associated with the sale of the Payroll Sales Division results in a reduction in deferred tax liabilities of $41,050 during 1999 related to such assets. The Company's recording of impairment provisions associated with the Businesses Held for Sale results in a reduction in deferred tax liabilities of $95,137 during 1998 related to such assets.

      As of December 31, 1999, the Company has life consolidated net operating loss carryforwards of approximately $55,681 for tax return purposes which, if not utilized, will begin to expire in 2004. The Company has life consolidated capital loss carryforwards of approximately $13,545 which, if not utilized, will begin to expire in 2000. In addition, Pioneer Security has acquired net operating loss carryforwards of approximately $8,693. The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) the Pioneer Security life insurance group's consolidated taxable income or (ii) OLIC's taxable income computed on a separate return basis. The acquired net operating loss carryforwards will begin to expire in 2003.

      As of December 31, 1999, the Company has non-life consolidated net operating loss carryforwards of approximately $71,232 for tax purposes which, if not utilized, will begin to expire in 2012. As of December 31, 1999, the Company also has non-life consolidated capital loss carryforwards of approximately $104,820 for tax purposes which, if not utilized, will expire in 2004.

      Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed to life insurance companies for federal income tax purposes. These special deductions were repealed by the Tax Reform Act of 1984, and the untaxed balances were frozen at their December 31, 1983 levels. These balances aggregate approximately $42,301 for the Company's life insurance subsidiaries and are subject to taxation if certain levels of premium income or life insurance reserves are not maintained, or if the life insurance companies make excess distributions to shareholders. In addition, on February 7, 2000, the Clinton administration released its Fiscal Year 2001 Budget which included a revenue raising provision that would require life insurance companies to include the balance of these special deductions in income over a five year period as of the beginning of the first taxable year starting after the date of enactment. At this time, it is uncertain whether this provision will be included in any legislation proposed by Congress, and if included, whether such provision would be enacted into law. As it is not currently considered likely that a tax would become due on any such balances, no deferred income taxes have been provided. However, if such tax were to become payable, it would amount to approximately $14,805.

(11) COMPUTATION OF EARNINGS (LOSS) PER SHARE

      The following is a reconciliation of net income (loss) applicable to common stock as well as common stock used to compute basic and diluted earnings
(loss) per share for the years ended December 31:

                                                                     1999        1998         1997
                                                                  ---------    ---------    ---------
Reconciliation of net income (loss) applicable to common stock:
Basic net income (loss) applicable to common stock:
   Net income (loss) applicable to common stock before
     extraordinary charge .....................................   $(218,537)   $(439,532)   $  30,607
   Redemption of Series C Preferred Stock .....................        --         (1,913)        --
                                                                  ---------    ---------    ---------
                                                                   (218,537)    (441,445)      30,607
      Extraordinary charge ....................................        --         (1,671)        --
                                                                  ---------    ---------    ---------
                                                                  $(218,537)   $(443,116)   $  30,607
                                                                  =========    =========    =========

Diluted net income (loss) applicable to common stock:
   Net income (loss) applicable to common stock before
     extraordinary charge .....................................   $(218,537)   $(439,532)   $  30,607
   Redemption of Series C Preferred Stock .....................        --         (1,913)        --
                                                                  ---------    ---------    ---------
                                                                   (218,537)    (441,445)      30,607
      Extraordinary charge ....................................        --         (1,671)        --
                                                                  ---------    ---------    ---------
                                                                  $(218,537)   $(443,116)   $  30,607
                                                                  =========    =========    =========


                                                                     1999      1998       1997
                                                                   -------    -------    -------
Common stock used to compute basic and diluted earnings (loss)
  per share:
Basic:
   Shares outstanding beginning of period ......................    30,072     28,860     28,648
   Incremental shares applicable to Stock Warrants/Stock Options        68        374        143
   Acquisition of the Fickes and Stone Knightsbridge Interests .       173        346       --
   Redemption of Series C Preferred Stock ......................      --          521       --
   Treasury shares .............................................      (959)    (1,010)      (775)
                                                                   -------    -------    -------
                                                                    29,354     29,091     28,016
                                                                   =======    =======    =======
Diluted:
   Shares outstanding beginning of period ......................    30,072     28,860     28,648
   Incremental shares applicable to Stock Warrants/Stock Options        68        374        772

   Acquisition of the Fickes and Stone Knightsbridge Interests .       173        346       --
   Redemption of Series C Preferred Stock ......................      --          521       --
   Treasury shares .............................................      (959)    (1,010)      (775)
                                                                   -------    -------    -------
                                                                    29,354     29,091     28,645
                                                                   =======    =======    =======

(12) COMMON AND PREFERRED STOCK

      At December 31, 1999 the Company had 100,000,000 shares of $.01 par value common stock authorized and 30,143,416 shares issued and outstanding. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      A portion of the consideration for the acquisition of the Fickes and Stone Knightsbridge Interests included 173,160 shares of the Company's Common Stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3 and $8,497, respectively, for the year ended December 31, 1998. Common shares due Mr. Stone were issued during 1998.

      During the year ended December 31, 1999, the Company issued 188,235 shares of treasury stock to the Chairman of the Board of Directors as a part of a special bonus award. The result was to decrease additional paid in capital and treasury shares by $1,447 and $1,562, respectively. In addition, the Company recorded compensation expense of $115.

      During 1999, the Company issued 71,072 shares to certain members of the Board of Directors as compensation. During the year ended December 31, 1998, certain employees exercised stock options and warrants resulting in the issuance of 616,572 shares of the Company's Common Stock. The result of such exercises was to increase common stock and additional paid in capital by $2 and $2,014, respectively.

      During the year ended December 31, 1998, 83,260 stock options were exercised and issued to certain employees as discounted restricted common stock of the Company with vesting periods of three and four years. During the year ended December 31, 1998, the Company recognized $2,751 of deferred compensation, associated with the issuance of this common stock. For the years ended December 31, 1999 and 1998, the Company recognized $180 and $2,267, respectively, of compensation expense. As of December 31, 1999, the balance of deferred compensation was $304 and was recorded as a reduction to shareholders' equity.

      Associated with the restructuring and the consolidation of all corporate functions into the Company's Dallas location, certain employees were severed. For the year ended December 31, 1998, notes receivable secured by 7,500 shares of common stock were discharged and 9,051 and 88,280 shares of common stock were abandoned as a result of the severance during 1999 and 1998, respectively. The result was to increase treasury stock, and decrease notes receivable secured by common stock, $261. During 1999, the Company reversed previously accrued interest on notes receivable secured by common stock totaling $146.

      The Company has issued 2,875,000 shares of $50 redemption value (liquidation preference, $50 plus accrued and unpaid dividends) $3.50 Series II Convertible Preferred Stock (the "Series II Convertible Preferred Stock"). The Series II Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 1.4327 shares of common stock for each share, subject to adjustment in certain events. As of December 31, 1999, the estimated fair value of the Series II Convertible Preferred Stock, based upon market-maker quotes, was $35,765 or $12.44 per share.

      The  Company  has  issued   2,300,000   shares  of  $50  redemption  value
(liquidation preference, $50 plus accrued and unpaid dividends) $3.375 Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is convertible at the option of the holder, unless previously redeemed, into 2.2124 shares of common stock for each share, subject to adjustment in certain events. As of December 31, 1999, the estimated fair value of the Convertible Preferred Stock, based upon active market quotes, was $27,600 or $12 per share.

      As of December 31, 1999 and 1998, the cumulative accrued and unpaid dividends on the $3.375 Convertible Preferred Stock amounted to $11,321 and $3,558, respectively. As of December 31, 1999 and 1998, the cumulative accrued and unpaid dividends on the $3.50 Convertible Preferred Stock amounted to $14,255 and $4,193, respectively.

      The Company suspended the payment of cash dividends during the third quarter of 1998 on its outstanding $3.375 Convertible Preferred Stock, $3.50 Series II Convertible Preferred Stock and Common Stock. Under the amended terms of the Company's Bank Credit Facility the Company may not pay dividends on its Common Stock or Preferred Stock issues. Under the terms of the two series of convertible preferred stock, if dividends are in arrears for six or more quarterly dividend periods (whether or not consecutive), the holders of the convertible preferred stock, voting as a single class, will have the right to elect two directors of the Company. In addition, for as long as there are dividend arrearages on the convertible preferred stock, the Company will be prohibited from paying dividends on the Common Stock or purchasing, redeeming or otherwise acquiring Common Stock.

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

      As part of agreements effective July 1998, the Company issued to the Chairman of the Board of Directors as well as the three senior officers of the Company, an aggregate of 1,550,000 stock appreciation rights at $3.88 per share. The stock appreciation rights provide compensation to each individual in an amount equal to the excess of the fair value of each stock appreciation right over the fair value of each stock appreciation right at the date of grant. Compensation, if any, is payable in either shares of common stock of the Company or cash, at the election of the recipient. As of December 31, 1999, there has been no compensation expense accrued associated with these stock appreciation rights.

      As part of an employment agreement effective August 1990, the Company issued to a former officer of the Company, warrants to purchase up to 570,760 shares of the common stock of the Company at any time up to 10 years from the date of the agreement. The warrants are exercisable at a price of $4.00 per share which was fair value on the date of grant and as such no compensation is recorded.

      The Company had established in 1995 a U.S. Sales Manager incentive stock option plan in which the senior sales manager of one of the Company's former insurance subsidiaries may earn stock options in the amount of 275,000 shares over a five-year period, subject to achieving certain performance goals, in addition to an initial grant of 100,000 options. Such options are vested immediately as earned, except for the initial 100,000 which vested in September 1999, and option prices range from $15 per share, for the initial 100,000 options, to the fair value of the common stock of the Company on the date of grant for those shares subject to performance goals and as such no compensation expense is recorded.

      The following table summarizes data relating to stock options and warrants activity and associated weighted average option exercise price information for the years ended December 31:

                                                        1999                    1998                   1997
                                               --------------------    --------------------    -------------------
Number of shares subject to option/warrant:
  Outstanding at beginning of year ........    3,429,477    $ 24.70    3,344,477    $ 21.73    1,984,049   $ 11.56
  Granted .................................         --      $  --      1,244,072    $ 29.93    1,565,500   $ 32.34
  Expired/cancelled .......................     (895,717)   $ 28.81     (542,500)   $ 30.11      (46,303)  $ 11.41
  Exercised ...............................         --      $  --       (616,572)   $ 14.36     (158,769)  $  7.97
                                               ---------    -------    ---------    -------    ---------   -------
   Outstanding at end of year .............    2,533,760    $ 22.40    3,429,477    $ 24.70    3,344,477   $ 21.73
                                               =========               =========               =========

Exercisable at end of year ................    2,369,006    $ 21.71    2,649,446    $ 22.47    2,037,067   $ 15.38
                                               =========               =========               =========

Available for future grant at end of year .    1,550,937                 726,292               1,488,460
                                               =========               =========               =========


      The following table summarizes information concerning outstanding and exercisable options and warrants as of December 31, 1999:

                                  Options/Warrants Outstanding                 Options/Warrants Exercisable
                    ------------------------------------------------------     -----------------------------
                                         Weighted             Weighted                          Weighted
    Range of           Number        Average Remaining         Average           Number          Average
Exercise Prices     Outstanding      Contractual Life       Exercise Price     Exercisable    Exercise Price
---------------     -----------      ----------------       --------------     -----------    --------------

$ 4.00 - $ 4.00        570,760              0.64                $ 4.00           570,760          $ 4.00
$15.00 - $23.50        505,000              2.65                $16.75           505,000          $16.75
$27.25 - $38.40      1,458,000              1.11                $31.56         1,293,246          $31.46
                     ---------                                                 ---------
                     2,533,760                                                 2,369,006
                     =========                                                 =========

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

                                                                       1999         1998         1997
                                                                    ---------    ---------    ---------
Reconciliation of net income (loss) applicable to common stock:
Basic net income (loss) applicable to common stock:
  Net income (loss) applicable to common stock before
   extraordinary charge (as reported) ...........................   $(218,537)   $(439,532)   $  30,607
     Redemption of Series C Preferred Stock .....................        --         (1,913)        --
                                                                    ---------    ---------    ---------
                                                                     (218,537)    (441,445)   30,607
     Extraordinary charge .......................................        --         (1,671)        --
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common
        stock (as reported) .....................................    (218,537)    (443,116)      30,607
     Pro forma compensation expense, net of tax benefits ........      (2,269)     (10,836)     (10,229)
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common stock (pro forma) ..   $(220,806)   $(453,952)   $  20,378
                                                                    =========    =========    =========

Diluted net income (loss) applicable to common stock:
  Net income (loss) applicable to common stock before
    extraordinary charge (as reported) ..........................   $(218,537)   $(439,532)   $  30,607
     Redemption of Series C Preferred Stock .....................        --         (1,913)        --
                                                                    ---------    ---------    ---------
                                                                     (218,537)    (441,445)      30,607
     Common stock equivalents:
      Convertible preferred stock dividend requirements .........        --           --           --
                                                                    ---------    ---------    ---------
                                                                     (218,537)    (441,445)      30,607
     Extraordinary charge .......................................        --         (1,671)        --
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common
        stock (as reported) .....................................    (218,537)    (443,116)      30,607
     Pro forma compensation expense, net of tax benefits ........      (2,269)     (10,836)     (10,229)
                                                                    ---------    ---------    ---------

      Net income (loss) applicable to common stock (pro forma) ..   $(220,806)   $(453,952)   $  20,378
                                                                    =========    =========    =========

Per share information:
Basic net income (loss) applicable to common stock:
  Net income (loss) applicable to common stock before
   extraordinary charge (as reported) ...........................   $   (7.44)   $  (15.17)   $    1.09
    Extraordinary charge .......................................        --           (0.06)       --
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common
        stock (as reported) .....................................       (7.44)      (15.23)        1.09
     Pro forma compensation expense .............................       (0.08)       (0.37)       (0.37)
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common stock (pro forma) ..   $   (7.52)   $  (15.60)   $    0.72
                                                                    =========    =========    =========

Common shares used in computing basic earnings (loss) per share .      29,354       29,091       28,016
                                                                    =========    =========    =========

Diluted net income (loss) applicable to common stock:
  Net income (loss) applicable to common stock before
   extraordinary charge (as reported) ...........................   $   (7.44)   $  (15.17)   $    1.07
     Extraordinary charge .......................................        --          (0.06)       --
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common
        stock (as reported) .....................................       (7.44)      (15.23)        1.07
     Pro forma compensation expense .............................       (0.08)       (0.37)       (0.36)
                                                                    ---------    ---------    ---------
      Net income (loss) applicable to common stock (pro forma) ..   $   (7.52)   $  (15.60)   $    0.71
                                                                    =========    =========    =========

Common shares used in computing diluted earnings (loss) per share      29,354       29,091       28,645
                                                                    =========    =========    =========

      The fair value of each option and warrant grant used to determine the pro forma amounts indicated in the previous table is estimated on the date of grant using the following weighted average assumptions for 1999, 1998 and 1997:

                                                    1999     1998      1997
                                                   ------   ------    ------

 Weighted average risk-free interest rate.....      -- %      6.06%     6.34%
 Weighted average dividend yields.............      -- %       -- %      -- %
 Volatility factors...........................      --        0.83       .61
 Weighted average expected life (years).......      --        1.90      4.50
 Weighted average fair value per share........  $   --     $ 15.02   $ 15.67

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

(14) STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

      Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were paid in full in connection with the consummation of the sale of the Career Sales Division. In connection with the acquisition of Southwestern Life from SW Financial which was part of a subsidiary realignment, PLAIC issued a new surplus debenture to SW Financial in the amount of $150,000. With respect to Constitution, Pioneer Security and PLAIC (as a result of its surplus debenture issued as of July 30, 1999), the surplus debenture payments have been made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $258,335 and $453,118 as of December 31, 1999 and 1998, respectively. These surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made quarterly.

      Statutes in Texas, the domiciliary state of the Company's insurance subsidiaries owned at December 31, 1999, restrict the payment of dividends by insurance companies to the available surplus funds derived from their net profits. The maximum amount of cash dividends that may be declared without regulatory approval in any twelve-month period is the greater of ten percent (10%) of the insurer's statutory surplus, as shown by its last annual statement on file with the Texas Department of Insurance, or one hundred percent (100%) of statutory net gain from operations for the preceding year. In addition, dividends may only be paid from earned surplus. After considering the extraordinary dividends of $21,897 paid on January 31, 2000, Southwestern Life and Security Life, the Company's principal insurance subsidiaries (excluding the Payroll Sales Division which was sold on February 4, 2000), will be able to pay $2,244 in dividends in 2000 to PLAIC, without prior regulatory approval.

      Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1999 and 1998, totaled
$253,435 and $399,766, respectively. Statutory net income (loss) of the Company's life insurance subsidiaries as reported to regulatory authorities totaled $116,134, ($44,563) and $18,776 for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 statutory net income included gains on sales of subsidiaries totaling $127,435. Surplus note interest expense of $34,599, $40,531 and $34,758 for the years ended December 31, 1999, 1998 and
1997, respectively, is included in statutory net income (loss).

      In December 1992, the NAIC adopted the RBC for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them. To date, neither the Model Act or similar legislation or regulation has been adopted by Texas.

      The Company's insurance subsidiaries are required, at least annually, to perform cash flow and "Asset Adequacy Analysis" under differing interest rate scenarios. At December 31, 1999 and 1998, Southwestern Life failed certain of those cash flow testing scenarios. As a result, Southwestern Life performed a series of expanded tests. Based upon the results of these expanded tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 1999 or 1998. Factors that may require Southwestern Life to establish additional statutory reserves in future periods include changes in interest rates, timing of the emergence of insurance profits, persistency of the insurance in force, sales or reinsurance of blocks of insurance in force and mortality experience. Management actions that may mitigate the need for these additional reserves may include but are not limited to, new profitable business being added to the insurance in force, reinsurance or actions that impact persistency, mortality experience, interest spreads and costs to administer the insurance in force. Southwestern Life monitors these factors to determine if additional statutory reserves will be required.

      Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 1999, indicate that each of the insurance subsidiaries' capital exceeded Company Action Level RBC requirements.

(15) RETIREMENT AND PROFIT SHARING PLANS

      During 1998, the Company implemented SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This accounting standard revised the disclosure requirements for pensions and other postretirement benefit plans, but does not change the measurement or financial statement recognition of such plans.

      On October 1, 1990, the Company established the PennCorp Financial, Inc. Retirement and Savings Plan, a defined contribution retirement plan, for eligible employees. This plan and the Marketing One Incorporated 401(k) Profit Sharing Plan merged with the Southwestern Financial Services Corporation Savings Investment Plan effective January 1, 1998 and the name of the plan was changed to the PennCorp Financial Group, Inc. Retirement and Savings Plan ("the PennCorp Plan"). Employees are eligible to participate in the plan after six months of employment in which they are credited with 500 hours of service. Participants may contribute from 1 to 15% of pre-tax compensation and/or from 1 to 10% of after tax compensation. Each subsidiary participating in the plan matches each pay-period, 50% of pre-tax contributions up to 6% of compensation. If approved by the Board of Directors, each subsidiary may make a discretionary profit sharing contribution annually on behalf of employees eligible to participate in the plan based on their compensation for the prior plan year. Employee contributions are fully vested at all times. The employer matching contributions made for employees who participated in the PennCorp Plan prior to January 1, 1998 vest at the rate of 50% per calendar year of service. The employer matching contributions made for all other participants and the employer discretionary contribution vests at the rate of 20% per year of service. All participants are fully vested at death, disability or attainment of age 65. The assets of each account are invested at the direction of the participant. Eleven funds with various investment objectives are available to the participants. Distributions are normally made in a lump sum. Participants of the PennCorp Plan prior to January 1, 1998 may elect to receive an annuity in various forms of payment. Expenses related to this plan for years ended December 31, 1999, 1998 and 1997 amounted to $1,468, $3,341 and $1,483. During 1999 and 1998, the sales of
Businesses Held for Sale and restructuring constituted a partial plan termination of the PennCorp Plan. As a result, terminated employees became fully vested.

      The Company has an established bonus plan for insurance subsidiary officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to the review and recommendation of the Compensation Committee and approval of the Board of Directors of the Company. Awards are based primarily on the achievement of specified operating objectives and the performance of eligible participants. The Company recognized expense of $1,875, $3,390 and $1,417 under this plan during the years ended December 31, 1999, 1998 and 1997, respectively.

      In May 1998, the three senior executives of the Company entered into two year employment agreements with the Company which have various annual bonus, deferred payment and termination provisions. As of December 31, 1999, the Company had accrued liabilities aggregating $1,800 for the annual 1999 bonus and $8,252 for deferred compensation provisions, respectively associated with these employment agreements. The deferred compensation provisions are payable upon the earliest of: expiration of the employment agreement; termination of the executive by the Company without cause; or termination by the executive for "good reason" as defined in the employment agreements (see Note 23).

      The Company and certain of its subsidiaries provide certain postretirement benefits to eligible retirees. The plans provide certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The Company's obligation for accrued postretirement benefits is unfunded. Following is an analysis of the accumulated benefit obligation and the liability for accrued postretirement benefits for the year ended December 31, 1999 and 1998:

                                                         1999      1998
                                                        ------    ------
        Benefit obligation at beginning of year......  $26,602   $10,380
        Service cost.................................      283       184
        Interest cost................................    1,384     1,533
        Plan participants' contributions.............      238       364
        Actuarial (gain) loss........................   (2,826)    1,975
        Acquisition/sale.............................   (4,717)   14,827
        Benefit paid.................................   (2,342)   (2,661)
                                                       -------   -------
         Benefit obligation at end of year...........  $18,622   $26,602
                                                       =======   =======

      The liability for accrued benefit obligation includes the following at December 31, 1999 and 1998:

                                                         1999      1998
                                                        ------    ------
        Accumulated benefit obligation...............  $18,622   $26,602
        Unrecognized prior service cost..............      108       162
        Unrecognized transition obligation...........   (2,029)   (5,185)
        Unrecognized actuarial loss..................    4,290       827
                                                       -------   -------
         Benefit obligation at end of year...........  $20,991   $22,406
                                                       =======   =======

      At December 31, 1998, the accumulated benefit obligation and the liability for accrued postretirement benefits included $4,717 and $933, respectively, related to Businesses Held for Sale.

      Components of net periodic benefit cost include the following for the year ended December 31, 1999 and 1998:

                                                        1999      1998
                                                       ------    ------
        Service cost................................. $   229   $   130
        Interest cost................................   1,407     1,533
        Amortization of transition obligation........     158       657
        Recognized net actuarial loss................    (125)     (108)
                                                      -------   -------
         Net periodic benefit cost................... $ 1,669   $ 2,212
                                                      =======   =======

      For measurement purposes, an annual rate increase ranging from 5.5% to 7% in the health care cost trend rate was assumed for 1999; the rate was assumed to decrease gradually to 4% by year 2015 and remain at that level thereafter. The weighted average discount rates used in determining the accumulated postretirement benefit obligation ranged from 6.5% to 7.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             One         One
                                                          Percentage  Percentage
                                                             Point       Point
                                                           Increase    Decrease
                                                          ----------  ----------

Effect on total of service and interest cost components..   $   160    $  (142)
Effect on postretirement benefit obligation..............     1,014       (917)

(16) ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

      As a result of the Company's announcement of its decision to sell the Career Sales Division, KIVEX, Professional and the United Life Assets within a period not likely to exceed one year, the assets and liabilities of the Career Sales Division, KIVEX, Professional and the United Life Assets were reported as

"Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" at December 31, 1998 in the accompanying consolidated balance sheet (see
Note 3). The assets and liabilities of Businesses Held for Sale at December 31, 1998 were as follows:

            Invested assets..............................  $1,842,749
            Insurance assets.............................     329,950
            Other assets.................................     244,884
                                                           ----------
              Total assets...............................  $2,417,583
                                                           ==========

            Insurance liabilities........................  $1,853,163
            Other liabilities............................     210,149
                                                           ----------
              Total liabilities..........................  $2,063,312
                                                           ==========

      During 1999 and 1998 the Company recorded impairment provisions aggregating $58,486 and $342,960, respectively, associated with Businesses Held for Sale. The Company recorded an impairment provision in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would be likely to receive for such businesses.

      The fair  value of the  consideration  likely  to be  received  was  based primarily upon the terms of definitive sales agreements. The impairment provisions recorded in 1999 for the Career Sales Division resulted from a renegotiation of the purchase and sell agreement which included a decrease in the nominal purchase consideration of $38,000 which was partially offset by an estimated discount to the stated value of the note to be received. In addition, impairment provision included the impact of the true-up of statutory capital and surplus of the Career Sales Division companies to levels specified in the sale agreement which aggregated approximately $24,218. Other factors modestly impacting the impairment provision included additional transaction costs, changes in unrealized gains and losses of securities, foreign currency translation and net income not considered in the determination of sale consideration. The Company realized a foreign currency transaction loss on the sale of the Career Sales Division totaling $24,978, which represented previously unrealized translation losses on the Company's Canadian insurance operations, partially offset by a gain of $3,126 on the disposition resulting in a net loss of $21,852.

      The Company impaired costs in excess of net assets acquired for the Career Sales Division, Professional and the United Life Assets in 1998 by $100,138, $3,263 and $11,113, respectively. To the extent that the impairment provision exceeded the balance of costs in excess of net assets acquired associated with each company to be disposed, additional impairment was necessary, as was the case for the Career Sales Division, the Company reduced other intangible assets in accordance with APB No. 17. As a result, the Company fully impaired the present value of insurance in force and deferred policy acquisition costs resulting in charges of $98,164 and $191,595, respectively, net of related deferred taxes of $95,137. Additionally, the Company established a liability aggregating $33,824 for the remaining impairment as a result of all monetary assets of the Career Sales Division being recorded at fair value.

      As of July 30, 1999, sales of all of the Businesses Held for Sale had been completed. During the three months ended June 30, 1999, the Company concluded that it would retain, and shut down over time, certain remaining operations of Marketing One. The related financial statement accounts of Marketing One which included assets and liabilities of $4,221 and $3,242, respectively, at December 31, 1998 have been reclassified out of Assets and Liabilities of Businesses Held for Sale.

(17) PRO FORMA FINANCIAL INFORMATION

      The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of Payroll Sales Division (sold February 4, 2000) (see Notes 3 and 23), Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), the United Life Assets (sold April 30, 1999) and Professional (sold March 31, 1999) . The pro forma statements of operations for the years ended December 31, 1999 and 1998 give effect to such sales as if they had occurred on January 1, 1998. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such purchases and sales been made as of January 1, 1998, or results which may occur in the future.

                                                                   (Unaudited)
                                                                    ---------
                                                     As Reported    Pro Forma
                                                         1999         1999
                                                     -----------    ---------
                                                      (In thousands, except
                                                        per share amounts)

      Total revenues................................. $  636,640   $  318,467
      Loss before extraordinary charge...............   (200,712)     (72,144)
      Loss before extraordinary charge applicable
         to common stock.............................   (218,537)     (89,969)
      Per share information:
        Net loss before extraordinary charge
         applicable to common stock-basic........... $     (7.44)  $    (3.06)
        Net loss before extraordinary charge
         applicable to common stock-diluted.........       (7.44)       (3.06)

                                                                    (Unaudited)
                                                                     ---------
                                                      As Reported    Pro Forma
                                                          1998         1998
                                                      -----------    ---------
                                                       (In thousands, except
                                                         per share amounts)

      Total revenues.................................   $ 879,995    $ 340,498
      Income (loss) before extraordinary charge......    (421,259)     (70,282)
      Income (loss) before extraordinary charge
        applicable to common stock...................    (439,532)     (88,555)
      Per share information:
        Net income (loss) before extraordinary
          charge applicable to common stock-basic....   $  (15.17)   $   (3.04)
        Net income (loss) before extraordinary charge
           applicable to common stock-diluted.........     (15.17)       (3.04)

(18) RELATED PARTY TRANSACTIONS

      Related party transactions described herein include those transactions not included elsewhere in the Notes to Consolidated Financial Statements.

      Southwestern Life owns 66,555 shares of redeemable preferred stock of Portsmouth Financial Group, Inc. ("Portsmouth") with a carrying value of $5,063 as of December 31, 1999 as of December 31, 1999. Portsmouth underwrites, acquires and ultimately receives the benefits payable under life insurance contacts covering individuals facing terminal illnesses. Portsmouth's common equity was owned by KB Fund and its affiliates and certain former and current executive officers of the Company.

      As of December 31, 1999 and 1998, the Company had invested a total of $13,462 and $12,641, respectively, in transactions sponsored by Wand Partners L.L.C. ("Wand Partners") in which a director of the Company is a managing member. The Company has committed to invest up to an additional $7,038 in future transactions sponsored by Wand Partners.

      During 1999, 1998 and 1997, the Company's insurance subsidiaries paid management and commitment fees aggregating $488, $718 and $444, respectively, to investment funds managed by a former member of the Board of Directors.

      On September 1, 1997, the Company, through its insurance subsidiaries, purchased $25,000 of ACO Acquisition Corp. (subsequently re-named Acordia, Inc. ("Acordia") subordinated indebtedness and the Company purchased $20,000 of ACO Brokerage Holdings Corporation ("ACO"), an affiliate of Acordia, preferred stock. The Acordia subordinated notes pay interest on a current basis at 12.5%, per annum, payable in semi-annual installments. Acordia was 28.6% owned by KB Investment Fund I, LP (formerly Knightsbridge Capital Fund I, L.P.) (the "KB Fund"). PennCorp received fees aggregating $1,100 in 1997 from Acordia for its underwriting and participation in the subordinated notes and preferred stock offering. Knightsbridge Management, L.L.C. ("KM") received sponsor fees and other fees aggregating $1,714 in 1997 from Acordia for its role in consummating the Acordia acquisition. During 1998 the Company liquidated its common and preferred stock holdings in ACO. Total proceeds received from the sale of the preferred and common stock aggregated $30,500. The Company had acquired the common stock interest in January 1998 for $5,000 as part of the Company's and the KB Fund investment in ACO.

      For the year ended December 31, 1997 (prior to the purchase of the Fickes and Stone Knightsbridge Interests in January 1998), PennCorp paid or accrued $2,385 in transaction fees and expenses to KM related to the Washington National, United Life and SW Financial transactions, respectively. During 1997, certain of the Company's affiliates and subsidiaries paid management fees to KM amounting to $5,325. SW Financial and United Life incurred KM investment advisory fees totaling $4,358 during 1997.

      During 1997, payments aggregating $250 were made for actuarial services provided in connection with the Company's acquisition activity to a company, whose chairman is a shareholder and director of the Company.

(19) OTHER COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense, net of sublease income, was $2,769, $5,299 and $ 5,178 in 1999, 1998 and 1997, respectively.

      Minimum lease commitments for the Businesses Owned at December 31, 1999 are:

            2000.........................................  $ 2,724
            2001.........................................    2,576
            2002.........................................    2,568
            2003.........................................    2,376
            2004.........................................    2,242
            2005 and thereafter..........................    6,118
                                                           -------
               Total minimum payments required...........  $18,604
                                                           =======

      During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York ("District Court") against the Company and certain of its current or former directors and officers.

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

       Following settlement discussions with the Plaintiffs' counsel and representatives of the primary insurance carrier and their counsel, the parties to the Complaint entered into a Memorandum of Understanding dated November 11, 1999 (the "Memo") containing the essential terms of a settlement.

      The Memo states that $9,000 of cash plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims set forth in the Complaint (the "Settlement"). Of that sum, $1,500 plus interest will be paid by the Company and $7,500 plus interest will be paid by the Company's outside directors and officers liability insurance carrier. The Settlement is conditioned upon, among other things, confirmatory discovery, execution of a definitive settlement agreement and related documents, notice to the Company's shareholders of the Settlement and final approval by the United States District Court (with all time to appeal such approval having run or any appeals having been resolved in favor of approval of the Settlement). During the three months ended December 31, 1999, the Company paid the $1,500 liability related to the settlement to an escrow account.

      The Company expects that this litigation will not affect its ability to operate through 2000. While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that if the Settlement is not consummated and there is an adverse outcome with respect to such proceedings, it would have a material adverse impact on the Company and affect its ability to operate as is currently intended.

      In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. The Company has initiated an exchange program which enables policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. Security Life denies the allegations in the petition and intends to vigorously defend this lawsuit. The trial court in which this case is pending has granted class certification in at least one other lawsuit involving similar types of claims. There can be no assurances that the exchange program will be successful or that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

      The life insurance subsidiaries of the Company are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. Assessments from guaranty associations, which have not been material, are recorded in accordance with Statement of Position 97-3 issued by the AICPA, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The Company periodically evaluates the accruals for future assessments net of future premium tax reductions at its life insurance subsidiaries. During 1999, the Company reduced the accrual approximately $3,500 as a result of completing its evaluation of third party guaranty fund assessment data on a corporate-wide basis, including the impact of the dispositions of the Businesses Held for Sale.

      Many computer and software programs were designed to accommodate only two digit fields to represent a given year (e.g. "98" represents 1998). It was highly likely that such systems could not have been able to accurately process data containing date information for the year 2000 and beyond. The Company is highly reliant upon computer systems and software as are many of the businesses with which the Company interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction processing. Transaction processing in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications. The inability of the Company or any of its integral business partners to complete year 2000 remediation efforts associated with these highly complex and interdependent systems could have led to a significant business interruption. Such an interruption could have resulted in a decline in current and long-term profitability and business franchise value.

      The Company's overall year 2000 compliance initiatives, included the following components: (i) assessment of all business critical systems (business critical systems includes computer and other systems), processes and external interfaces and dependancies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning. As a part of the process, the Company has written letters and corresponded with its outside vendors and critical business partners concerning year 2000 compliance efforts and has followed up periodically.

      The Company engaged outside vendors and focused certain employees' full time efforts to help in the full array of its year 2000 initiative. This included systems assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and additional data center and testing resources. The Company originally projected to incur internal and external costs associated with such expertise ranging from $10,600 to $14,500, which were anticipated to be incurred primarily during 1998 and early 1999. The Company actually incurred internal and external costs of $8,000 million during 1999. The Company estimates it has incurred internal and external costs aggregating $13,400 and $1,900 million for the years ended December 31, 1998 and 1997, respectively.

      Since December 31, 1999 the Company has not experienced any significant disruption in the Company's business, or an increase in the cost of the Company doing business related to the year 2000 issue.

      The Company provided certain representations and warranties to each respective purchaser of the businesses sold with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it is in compliance with, and is not aware of any breach of the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that the Company is in compliance with all such representations and warranties. A breach by the Company of such representations and warranties could result in indemnification obligations owed by the Company to the purchasers.

      Each of the definitive purchase and sale agreements the Company has consummated for Professional, the United Life Assets, KIVEX, the Career Sales Division and the Payroll Sales Division, contain indemnification provisions which survive the closing of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company be found in breach of certain representation and warranty provisions or upon the occurrence of specified events contained in the purchase and sale agreements. The Company has purchased representations and warranty insurance to cover potential indemnification claims arising under each of the definitive purchase and sale agreements in an aggregate amount of $20,000 for all indemnification claims.

      At December 31, 1999, the Company's insurance subsidiaries had outstanding commitments to invest up to $10,185 in various limited partnership funds and other investments.

      As of December 31, 1999, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as a part of the Sale of the United Life Assets. The Company may be obligated to repurchase certain of the mortgages sold. The amount of mortgages the Company may be required to repurchase is not expected to exceed approximately $1,600. At December 31, 1999, the Company has established a $1,200 liability related to these contingencies.

      In addition, the Company has been notified by ING that it disputes certain federal income tax calculations under the provisions of the related purchase and sale agreement. Under the provisions of the purchase and sale agreement ING is to provide the Company with preliminary tax returns in order for the Company to evaluate any potential differential in tax amounts between closing and the final return preparation. To date ING has not provided such preliminary tax returns and hence the Company has not been able to fully evaluate the merits of ING's claim. At December 31, 1999, the Company has established a liability of $1,151 related to this contingency.

      At December 31, 1999, the Company had a contingent obligation for mortgage loans previously sold aggregating $4,884 as a result of the Company acting as a servicing conduit.

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

                                                    1999       1998      1997
                                                  -------    -------    -------
  Direct policy revenues and amounts assessed
    against policyholders......................  $423,030   $586,317   $375,538
  Reinsurance assumed..........................     2,492      6,018      2,527
  Reinsurance ceded............................   (86,648)  (133,177)   (32,499)
                                                 --------   --------    -------
    Net premiums and amounts earned............  $338,874   $459,158   $345,566
                                                 ========   ========   ========

   Policyholder benefits ceded.................. $ 70,397   $109,079    $33,612
                                                 ========   ========   ========

      Fees incurred for financial reinsurance were approximately $372, $675, and $145 during 1999, 1998 and 1997, respectively.

(21) RESTRUCTURING AND OTHER COSTS

      The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during 1999, the fourth quarter of 1998, the first quarter of 1998 and 1997.

1999 Plan

      As a result of the sale of the United Life Assets along with other non-core operations, the Company announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company incurred restructuring costs aggregating $5,307 for the nine months ended September 30, 1999 associated with such restructuring.

      The following reflects the impact of activity for the year ended December 31, 1999 on the restructuring accrual balances under the 1999 Plan:

                                                                   Paid or
                                                                   Charged                 Balance at
                                                      1999         Against                December 31,
                                                    Provision     Liability   Adjustments     1999
                                                    ---------     ---------   -----------  -----------

  Severance and related benefits.................   $  3,185        $  (663)     $  (148)     $ 2,374
  Estimated holding costs of vacated facilities..      2,122            --            --        2,122
                                                    --------        -------      -------      -------
                                                    $  5,307        $  (663)     $  (148)     $ 4,496
                                                    ========        =======      =======      =======

      The 1999 plan provided for the termination of 50 employees consisting of divisional management and staff in Dallas over a nine month period. As of December 31, 1999, the Company had paid and charged $663 against the accrual for severance and related benefits for 32 terminated employees. Substantially all of the remaining terminations will occur by March 31, 2000.

      The  1999  plan  also  provided  for  vacating  additional  floors  of the
Company's Dallas leased offices. The restructuring provision of $2,122 represented the estimated net present value of the rent on the office space to be vacated net of the estimated sublease rental income to be received by the Company.

4th Quarter 1998 Plan

      In the fourth quarter of 1998, the Company recorded restructuring costs aggregating approximately $9,274 as a result of the decision to consolidate or merge substantially all of the Company's corporate functions into the Dallas infrastructure.

      The following reflects the impact of activity for the years ended December 31, 1999 on the restructuring accrual balances under the 4th Quarter 1998 Plan:


                                                      1998 Activities                       1999 Activities
                                                   ---------------------                ----------------------
                                                   Paid or                               Paid or
                                                   Charged                 Balance at    Charged                 Balance at
                                          1998     Against                December 31,   Against                December 31,
                                       Provision  Liability  Adjustments     1998       Liability  Adjustments      1999
                                       ---------  ---------  -----------  ------------  ---------  -----------  ------------

Severance and related benefits.......    $6,259    $(3,985)    $   --        $ 2,274     $(1,396)    $  189        $ 1,067
Estimated holding costs of
   vacated facilities................     2,954     (2,954)        --            --           --        --             --
Estimated contract terminations
   costs.............................        61        (29)        --             32         (40)         8            --
                                         ------    -------     ------        -------     -------     ------        -------
                                         $9,274    $(6,968)    $   --        $ 2,306     $(1,436)    $  197        $ 1,067
                                         ======    =======     ======        =======     =======     ======        =======

      The fourth quarter 1998 plan provided for the termination of 43 employees including substantially all of the executive and administrative employees in the Company's Bethesda and New York offices, based on the Company's decision to shut down the Bethesda and New York offices by May 31, 1999. Substantially all of the severance has been paid with the exception of one former executive officer whose severance is to be paid monthly through April 2001. The Company had incurred costs of $1,396 and $3,985 which were charged against the accrual during 1999 and 1998, respectively, for terminated employees.

      The fourth quarter 1998 plan recognized abandoned leasehold improvement costs in connection with the Company's plan to sublease or vacate the New York offices. The Company expensed $2,954 principally as a result of abandoning the New York leased property.

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

      The following reflects the impact of activity for the years ended December 31, 1999 and 1998 on the restructuring accrual balances under the 1st Quarter 1998 Plan:


                                                      1998 Activities                       1999 Activities
                                                   ---------------------                ----------------------
                                                   Paid or                               Paid or
                                                   Charged                 Balance at    Charged                 Balance at
                                          1998     Against                December 31,   Against                December 31,
                                       Provision  Liability  Adjustments     1998       Liability  Adjustments      1999
                                       ---------  ---------  -----------  ------------  ---------  -----------  ------------

Severance and related benefits.......    $3,831    $(4,417)   $ 1,205        $  619      $ (297)      $ (322)      $  --
Estimated holding costs of
  vacated facilities................      2,205        --         --          2,205        (350)         (41)       1,814
Write-off of certain fixed assets...      1,131       (831)      (300)          --          --           --           --
Estimated contract terminations
  costs.............................      4,600     (3,247)    (1,353)          --          --           --           --
                                        -------    -------     ------        ------      ------       ------       ------
                                        $11,767    $(8,495)    $ (448)       $2,824      $ (647)      $ (363)      $1,814
                                        =======    =======     ======        ======      ======       ======       ======

      Approximately 120 and 39 people, respectively, were estimated to be terminated, as a result of the decision to transfer all operations of Union Bankers to Raleigh and transfer operations of United Life from Baton Rouge to Dallas. In addition, the Company also restructured certain of the operations in Raleigh. Certain employees in the areas of customer services, information technology, actuarial, legal, human resources and other policyholder service areas, totaling 54 people were considered for termination under the Raleigh portion of the restructuring plan. The Company recognized severance costs totaling $3,831. The Company charged $297 and $4,417 against the severance accrual during 1999 and 1998, respectively, as the result of termination payments. In addition, during 1999 and 1998 the Company adjusted the severance accrual in the amount of $322 and $405, respectively, due to the Company paying less severance costs as a result of natural attrition and other factors such as inter-company transfers of employees. During 1998, the Company also increased the severance accrual by $1,610 as a result of the decision to terminate all 54 of Security Life's Raleigh-based employees.

      The first quarter 1998 restructuring plan provided for vacating certain Dallas office space. In connection with the plan, the Company recorded estimated holding costs of vacated facilities of $2,205 which represented the net present value of the rent on the office space to be vacated net of the estimated sublease rent to be received. During 1999, the Company charged $350 of rent expense on vacated office space against the accrual.

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

1997 Plan

      The Company has experienced significant changes in the past three years. As a result of integration of acquired businesses and material changes to the Company's operating platform, the Company began a strategic business evaluation in the third quarter of 1996. The review resulted in the Company establishing three divisional platforms, Career Sales Division, Payroll Sales Division and Financial Services Division.

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

      The following reflects the impact of activity for the years ended December 31, 1997 and 1998 on the restructuring accrual balances under the 1997 plan:

                                                      1997 Activities                       1998 Activities
                                                   ---------------------                ----------------------
                                                   Paid or                               Paid or
                                                   Charged                 Balance at    Charged                 Balance at
                                          1997     Against                December 31,   Against                December 31,
                                       Provision  Liability  Adjustments     1997       Liability  Adjustments      1998
                                       ---------  ---------  -----------  ------------  ---------  -----------  ------------
Severance and related benefits .......   $ 5,355  $ (2,411)   $ (1,008)     $ 1,936     $   --       $(1,936)     $    --
Estimated holding costs of
  vacated facilities .................     6,166    (1,916)       --          4,250         (841)     (3,409)          --
Write-off of certain fixed assets ....     1,526      (332)       (847)         347         --          (347)          --
Estimated contract termination
   costs .............................        24      --          --             24         --           (24)          --
Investment in foreign operations .....     6,000    (5,555)       (445)         --          --           --            --
                                         -------   --------    -------      -------     --------     -------        -------
                                         $19,071   $(10,214)   $(2,300)     $ 6,557     $   (841)    $(5,716)       $  --
                                         =======   ========    =======      =======     ========     =======        =======

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

Other Costs

      The Company did not incur incremental costs during 1999. The Company incurred approximately $6,296 and $4,652 of pre-tax period costs ("period costs") associated with the corporate restructuring for the years ended December 31, 1998 and 1997, respectively. Such costs are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) as underwriting and other administrative expenses.

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

(22) FINANCIAL INSTRUMENTS

      The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 1999 and 1998:

                                                                1999                  1998
                                                      ----------------------  ----------------------
                                                       Carrying      Fair      Carrying       Fair
                                                         Value       Value       Value       Value
                                                      ----------  ----------  ----------  ----------
Assets:
  Cash and cash equivalents ........................  $  141,636  $  141,636  $   92,727  $   92,727
  Fixed maturities .................................   2,363,690   2,363,690   2,589,714   2,589,714
  Equity securities ................................       2,008       2,008       2,035       2,035
  Mortgage loans ...................................      20,032      20,285      36,882      38,865
  Policy loans .....................................     197,287     197,287     207,490     207,490
  Other investments ................................      26,570      26,570      27,406      27,406
  Accounts and notes receivable ....................      11,935      11,935      14,319      14,319
Liabilities:
  Notes payable ....................................     279,646     262,441     550,923     497,039
  Universal life and investment contract liabilities   1,881,408   1,650,444   2,063,823   1,756,762

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

      Notes Payable: The carrying value for outstanding notes payable other than the senior subordinated notes approximates the fair value as they carry variable interest rates of interest which adjust at least every 90 days. The fair value of the senior subordinated notes is determined based upon quotes from market makers.

      Universal Life and Investment Contract Liabilities: The fair value of accumulation products approximates their cash surrender value.

(23) SUBSEQUENT EVENTS

      On January 10, 2000, the Company announced that it had agreed to sell its Payroll Sales Division to a company formed by Thoma Cressey Equity Partners for approximately $102,000 subject to certain adjustments. On February 4, 2000, the Company consummated the sale of the Payroll Sales Division for cash proceeds of approximately $103,000. The Company used $100,000 of the proceeds to repay the Bank Credit Facility. As a result of the sale, the Company recognized an impairment loss of $95,522 which was recognized in the financial statements for the year ended December 31, 1999.

      Also on January 10, 2000, the Company announced that it had agreed to sell its Financial Services Division to Reassure America Life Insurance Company ("Reassure America"), a subsidiary of Swiss Reinsurance Company of Zurich ("Swiss Re"), for $260,000 subject to certain adjustments, and accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

      On February 7, 2000 (the "Petition Date"), PennCorp filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, PennCorp has continued to operate and manage its assets and business as a debtor in possession as authorized by provisions of the Bankruptcy Code.

      On February 28, 2000 the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers ("Sales Procedure Order").

      On March 15, 2000, the Company received a competing bid in the form of a recapitalization plan submitted by Inverness/Phoenix Capital LLC ("Inverness") and Vicuna Advisors, LLC ("Vicuna") on behalf of the unofficial ad hoc committee of preferred stockholders, and Mr. Bernard Rapoport ("Rapoport") and Mr. John Sharpe ("Sharpe") ("Recapitalization Plan"). On March 23, 2000 the Company's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Director's selection of the Recapitalization Plan.

      The proposed Recapitalization Plan provides that the preferred stockholders will receive one share of common stock of the reorganized company for each share of outstanding preferred stock. In addition, the preferred stockholders will have an opportunity, pursuant to a rights offering, to purchase .3787 shares of common stock of the reorganized company for each share of outstanding preferred stock owned at a purchase price of $12.50 per share. Inverness and Vicuna have issued a standby commitment letter to the Company, committing $24,500 to fully underwrite the rights offering. In addition, Rapoport and Sharpe have committed to purchase equity in the recapitalized company amounting to $20,000 and $3,000, respectively. The standby commitment letter and the Rapoport and Sharpe investment are subject to certain conditions.

      Under the Recapitalization Plan, all existing shares of the Company's common stock will be cancelled for no value, and the Company's existing senior and subordinated debt, with principal aggregating approximately $179,646 at March 31, 2000, will be paid in full in cash. Any and all other claims and liabilities of the Company will be paid in accordance with their terms.

      Consummation of the recapitalization transaction is subject to certain conditions including regulatory approvals, the consummation of a $95,000 credit facility, the consummation of a proposed transaction whereby Southwestern Life and Security Life will reinsure substantially all of their existing deferred annuity blocks of business, an order confirming the Company's plan of reorganization that incorporates the proposed recapitalization transaction shall have been entered by the Bankruptcy Court and such order shall be unstayed and in full force and effect, and the closing of the recapitalization shall occur no later than December 31, 2000. The definitive agreements for the credit facility and the reinsurance transaction will contain conditions to consummation including no material adverse change as defined in the proposed $95,000 credit agreement.

      The Company has received irrevocable commitments from holders of approximately 71 percent of the Company's two outstanding series of preferred stock indicating that they will vote in favor of the Recapitalization Plan upon solicitation by the Company which, when such shares are voted, will satisfy the voting requirements for confirmation of a plan of reorganization. Inverness, Vicuna, Rapoport and Sharpe have deposited an aggregate of $47,500 into an escrow account, such that those funds will be used to make their respective committed equity investments in the recapitalized company once the Recapitalization Plan is consummated. A portion of such funds may be forfeited to the Company under certain circumstances.

      The Company filed plan of reorganization on April 5, 2000 and will seek confirmation of the Recapitalization Plan by the Bankruptcy Court on June 5, 2000, with consummation expected to occur promptly thereafter.

      Following the filing of PennCorp's Chapter 11 petition, the New York Stock Exchange ("NYSE") suspended all trading in the Company's listed securities and has applied to the Securities and Exchange Commission for the removal of the Company's common stock and $3.375 convertible preferred stock listing and registration on the NYSE.

      In the first quarter of 2000, Portsmouth was reorganized and merged into ROP Financial Group, a wholly-owned subsidiary of Southwestern Life. The common equity was terminated with no value.

      As part of a series of transactions approved by the Texas Department of Insurance, Security Life became a wholly-owed subsidiary of PLAIC. In addition, Southwestern Life and Security Life paid extraordinary dividends consisting of affiliate notes and securities aggregating $15,461 and $14,167, respectively.

      As a result of the agreements to sell the Payroll Sales Division, Southwestern Life and Security Life, the three senior executives of the Company became entitled to terminate their existing employment agreements for "Good Reason" (as defined therein). In order to ensure the continued services of the executives, on January 28, 2000, the Company entered into an agreement with each executive, pursuant to which the Company and each executive terminated their existing employment agreements and entered into new executive employment agreements. As a result, the Company paid a total of $10,034 in employment contract obligations to the three senior executives of the Company.

(24) UNAUDITED QUARTERLY FINANCIAL DATA

      The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

(In thousands, except per share amounts)

1999 Quarter-ended                               March 31       June 30      September 30   December 31
--------------------------------------------   -----------    -----------    ------------   -----------
Total revenues .............................   $   214,099    $   205,171    $   112,806    $   104,564
Net income (loss) applicable to common stock   $   (46,111)   $   (23,674)   $   (32,554)   $  (116,198)

Net income (loss) per share of common
  stock - basic ............................   $     (1.58)   $     (0.81)   $     (1.11)   $     (3.95)
Net income (loss) per share of common
  stock - diluted ..........................   $     (1.58)   $     (0.81)   $     (1.11)   $     (3.95)



1998 Quarter-ended                               March 31       June 30      September 30   December 31
--------------------------------------------   -----------    -----------    ------------   -----------
Total revenues .............................   $   232,651    $   227,888    $   225,682    $   193,774
Net income (loss) applicable to common stock   $    (3,686)   $  (163,904)   $  (165,088)   $  (108,525)

Net income (loss) per share of common
  stock - basic ............................   $     (0.20)   $     (5.60)   $     (5.64)   $     (3.71)
Net income (loss) per share of common
  stock - diluted ..........................   $     (0.20)   $     (5.60)   $     (5.64)   $     (3.71)

      The Company's fourth quarter 1999 reported loss primarily resulted from the impairment of intangibles totaling $95,522. The Company evaluated the intangible assets of the Payroll Sales Division based upon the proceeds received from the sale of the Payroll Sales Division on February 4, 2000 (see Notes 3 and
23). The Company increased the valuation allowances associated with tax assets by $17,900 as the result of the increased likelihood that certain operating losses and capital loss carryforwards would not be utilized and the impact or potential impact of a "change in control" as defined by the Internal Revenue Code Section 382.

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

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Southwestern Financial Corporation:

We have audited the accompanying consolidated balance sheet of Southwestern Financial Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Financial Corporation and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Dallas, Texas
March 19, 1998


              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                            as of December 31, 1997
                   (In thousands, except share information)

ASSETS
Investments:
  Fixed maturities available for sale at fair value
    (cost $1,643,769) ...........................................   $1,677,508
  Equity securities available for sale at fair value
     (cost $688) ................................................        1,079
  Mortgage loans on real estate, net of allowance of $680 .......       51,070
  Policy loans ..................................................      123,041
  Short-term investments ........................................      157,140
  Real estate ...................................................        1,893
  Other investments .............................................        8,461
                                                                    ----------
   Total investments ............................................    2,020,192
Cash ............................................................        6,576
Due from reinsurers .............................................      109,051
Accrued investment income .......................................       25,224
Accounts and notes receivable, net of allowance of $181 .........        5,507
Present value of insurance in force .............................       58,565
Deferred policy acquisition costs ...............................       30,606
Deferred income taxes, net ......................................       34,746
Other assets ....................................................       19,025
Costs in excess of net assets acquired ..........................      115,388
                                                                    ----------
   Total assets .................................................   $2,424,880
                                                                    ==========

LIABILITIES

Policy liabilities and accruals:
  Future policy benefits on traditional products ................   $  554,998
  Universal life and investment contract liabilities ............    1,315,496
  Policy and contract claims ....................................       57,517
  Other policyholder funds ......................................       14,203
                                                                    ----------
   Total policy liabilities and accruals ........................    1,942,214
Federal income taxes payable ....................................        1,298
Notes payable ...................................................      154,750
Accrued expenses and other liabilities ..........................       97,211
                                                                    ----------
   Total liabilities ............................................    2,195,473
                                                                    ----------

Mandatorily redeemable preferred stock:

  Series A 10%, $.01 par value, $100 redemption value; 500,000
    shares authorized, 257,070 issued and outstanding ...........       25,707
  5.5% preferred stock $.01 par value, $10,000 redemption
   value; 2,000 shares authorized, 1,118 shares issued and
    outstanding .................................................       11,184

SHAREHOLDERS' EQUITY

Common Stock, Class A, $.01 par value; 18,000,000 shares
  authorized; 3,500,000 shares issued and outstanding ...........           35
Common Stock, Class B, non-voting $.01 par value; 10,000,000
  shares authorized; 8,400,000 shares issued and outstanding ....           84
Additional paid in capital ......................................      116,992
Unrealized gains on securities available for sale,
  net of tax of $11,776 .........................................       21,870
Retained earnings ...............................................       53,535
                                                                    ----------
   Total shareholders' equity ...................................      192,516
                                                                    ----------
   Total liabilities and shareholders' equity ...................   $2,424,880
                                                                    ==========

         See accompanying Notes to Consolidated Financial Statements.


              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                     for the Year Ended December 31, 1997
                                (In thousands)


Revenues:
  Premiums ......................................................   $ 103,138
  Interest sensitive policy product charges .....................      42,680
  Net investment income .........................................     126,427
  Net gains from sale of investments ............................       1,841
  Other income ..................................................      16,039
                                                                    ---------
   Total revenues ...............................................     290,125
                                                                    ---------

Benefits and expenses:
  Policyholder benefits incurred ................................     201,385
  Change in liability for future policy benefits and other
    policy benefits .............................................     (35,103)

  Amortization of present value of insurance
   in force and deferred policy acquisition costs ...............      21,589
  Amortization of costs in excess of net assets acquired ........       4,130
  Underwriting and other administrative expenses ................      40,600
  Interest and amortization of deferred debt issuance costs .....      13,773
                                                                    ---------
   Total benefits and expenses ..................................     246,374
                                                                    ---------

Income before income taxes ......................................      43,751
   Income taxes .................................................      16,416
                                                                    ---------
Net income ......................................................      27,335
   Preferred stock dividend requirements ........................       3,012
                                                                    ---------
Net income available to common shareholders .....................   $  24,323
                                                                    =========

         See accompanying Notes to Consolidated Financial Statements.


              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the Year Ended December 31, 1997
                                (In thousands)


                                                   Unrealized
                                                                           Gain (Loss)
                                      Common      Common     Additional   on Securities
                                       Stock       Stock      Paid in       Available      Retained
                                      Class A     Class B     Capital     for Sale, Net    Earnings      Total
                                     ---------   ---------   ---------    -------------   ---------    ---------

Balance at December 31, 1996 .....   $      35   $      84   $ 120,626      $  (8,081)    $  29,212    $ 141,876
Net income .......................        --          --          --                         27,335       27,335
Preferred dividends ..............        --          --          --                         (3,012)      (3,012)
Deemed dividend to eliminate
   effects of reinsurance contract
  with affiliate .................        --          --        (3,634)         4,161          --            527
Unrealized gain on securities
  available for sale, net ........        --          --          --           25,790          --         25,790
                                     ---------   ---------   ---------      ---------     ---------    ---------
Balance at December 31, 1997 .....   $      35   $      84   $ 116,992      $  21,870     $  53,535    $ 192,516
                                     =========   =========   =========      =========     =========    =========

         See accompanying Notes to Consolidated Financial Statements.


              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the Year Ended December 31, 1997
                                (In thousands)

Cash flows from operating activities:
  Net income ...................................................................   $  27,335
  Adjustments to reconcile net income to net cash used by operating  activities:
   Adjustments relating to universal life and investment products:
     Interest credited to account balances .....................................      55,135
     Charges for mortality and administration ..................................     (50,687)
   Capitalization of deferred policy acquisition costs .........................     (24,808)
   Amortization of intangibles, depreciation and accretion, net ................      26,545
   Decrease in policy liabilities, accruals and other policyholder funds .......     (24,319)
   Decrease in accrued expenses and other liabilities ..........................     (19,673)
   Decrease in notes and accounts receivable and
     accrued investment income .................................................       3,844
   Decrease in taxes payable ...................................................      (7,820)
   Deferred income taxes .......................................................        (836)
   Net gains from sales of investments .........................................      (1,841)
   Other, net ..................................................................       5,330
                                                                                   ---------
     Net cash used by operating activities .....................................     (11,795)
                                                                                   ---------
Cash flows from investing activities:
  Sales of fixed maturities available for sale .................................     201,402
  Maturities and other redemptions of fixed maturities available for sale ......     129,600
  Sales of mortgages, real estate and other investments ........................       7,512
  Principal collected on mortgage loans and collateral loans ...................      28,030
  Change in short-term investments, net ........................................     (21,929)
  Purchases of fixed maturities available for sale .............................    (419,525)
  Purchases of other investments ...............................................        (764)
                                                                                   ---------
     Net cash used by investing activities .....................................     (75,674)
                                                                                   ---------
Cash flows from financing activities:
  Receipts from interest sensitive products credited to
   policyholders' account balances .............................................     103,243
  Return of policyholders' account balances on interest sensitive products .....    (102,112)
  Cash provided by reinsurance recapture .......................................      21,222
  Cash provided by assumed reinsurance with affiliate ..........................      50,000
  Reduction of notes payable ...................................................      (5,000)
                                                                                   ---------
     Net cash provided by financing activities .................................      67,353
                                                                                   ---------
Decrease in cash ...............................................................     (20,116)
Cash at beginning of year ......................................................      26,692
                                                                                   ---------
Cash at end of year ............................................................   $   6,576
                                                                                   =========
Supplemental disclosures:
  Income taxes paid ............................................................   $  25,072
  Interest paid ................................................................      12,305
Non-cash financing activities:
  Preferred stock issued as dividends ..........................................       3,012

         See accompanying Notes to Consolidated Financial Statements.

              SOUTHWESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                (In thousands)

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

(f) Present Value of Insurance In Force

      The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest, based on credited rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $35,386.

(g) Deferred Debt Issuance Costs

      Deferred debt issuance costs, which are included in other assets, represent costs incurred in connection with obtaining long-term debt financing which have been capitalized and are being amortized on an interest yield method over the terms of the respective debt. Deferred costs totaled $2,530 which is net of accumulated amortization of $1,580.

(h) Costs in Excess of Net Assets Acquired

      Costs in excess of the fair value of net assets acquired are amortized on a straight-line basis over 30 years. Accumulated amortization totaled $8,260.

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

3. Investments

Investments in a single entity, other than obligations of the U.S. Government or agencies thereof, totaling in excess of 10% of total shareholders equity at December 31, 1997 included Fund America Investors Corp., Ser. 93-C, Class B Certificates which had a carrying value of $19,271 (10%) of shareholders equity.

The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1997 by categories of securities are as follows:

                                                                           Gross       Gross
                                                           Amortized    Unrealized   Unrealized       Fair
                                                              Cost         Gains       Losses         Value
                                                           ----------   ----------   ----------    ----------
December 31, 1997:
   Mortgage-backed securities ..........................   $  820,837     $ 22,791   $   (1,434)   $  842,194
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies .........       27,492           91          (12)       27,571

   Debt securities issued by states of the United States
      and political subdivisions of the states .........       22,469          365         (130)       22,704

   Debt securities issued by foreign governments .......       20,525          821         --          21,346

   Corporate debt securities ...........................      752,446       14,664       (3,417)      763,693
                                                           ----------   ----------   ----------    ----------
     Total fixed maturities available for sale .........   $1,643,769   $   38,732   $   (4,993)   $1,677,508
                                                           ==========   ==========   ==========    ==========

The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below:

                                                         Amortized       Fair
                                                           Cost          Value
                                                        ----------    ----------
     Available for sale:
      Due in one year or less.........................    $ 28,929      $ 28,921
      Due after one year through five years...........     234,776       236,677
      Due after five years through ten years..........     272,127       275,248
      Due after ten years.............................     287,100       294,468
                                                        ----------    ----------
                                                           822,932       835,314
      Mortgage-backed securities......................     820,837       842,194
                                                        ----------    ----------
                                                        $1,643,769    $1,677,508
                                                        ==========    ==========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Investments with a fair value of $119,695 were on deposit with certain regulatory authorities at December 31, 1997.

Included in fixed maturities available for sale at December 31, 1997, are below investment-grade securities with amortized costs of $71,467 and fair values of $74,227. Included in fixed maturities available for sale as of December 31, 1997, are unrated securities with an amortized cost and fair value of $11,811.

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

The Company had non-income producing investments at December 31, 1997 with an amortized cost and fair value as follows:

                                                        Amortized
                                                           Cost      Fair Value
                                                        ----------   ----------

            Fixed maturities ........................   $      487   $       66
            Equity securities .......................          688        1,079
            Other investments .......................        5,778        5,791
                                                        ----------   ----------
                                                        $    6,953   $    6,936
                                                        ==========   ==========

At December 31, 1997 net unrealized appreciation of equity securities of $391 consisted of gross unrealized gains of $415, less unrealized losses of $24.

Following is an analysis of net gains (losses) from sale of investments for the year ended December 31, 1997:

            Fixed maturities.......................     $     553
            Other investments......................         1,146
            Real estate............................           134
            Short-term investments.................             8
                                                        ---------
                                                        $   1,841
                                                        =========

For the year ended December 31, 1997, net realized gains on sale of fixed maturities consisted of gross gains of $2,779 and gross losses of $2,226.

Following are changes in unrealized appreciation (depreciation) on investments for the year ended December 31, 1997:

Investments carried at fair value:

  Fixed maturities...................................... $  48,976
  Equity securities.....................................       221
  Other investments.....................................      (713)
                                                         ---------
                                                            48,484

Eliminate  effects from reinsurance contract with
   affiliate ...........................................    (4,161)
Less effect on other balance sheet accounts:
  Value of business acquired and deferred acquisition
    costs ..............................................    (2,768)
  Deferred income taxes.................................   (16,000)
  Minority interest in unrealized losses................       235
                                                         ---------
Change in unrealized investment gains and losses........ $  25,790
                                                         =========

Major categories of net investment income for the year ended December 31, 1997 consist of the following:

  Fixed maturities...................................... $  98,906
  Mortgage loans........................................     5,490
  Policy loans..........................................     7,621
  Short-term investments................................     4,442
  Collateral loans......................................     2,218
  Real estate...........................................       441
  Investments held in trust under reinsurance treaty(a).     9,617
  Other investments.....................................     1,250
  Investment expenses...................................    (3,558)
                                                         ---------
                                                         $ 126,427
                                                         =========

  --------------------
  (a)Investments held in trust by a reinsurer with carrying values of $121,016 as of December 31, 1996, are included in amounts due from reinsurers. This contract was recaptured during 1997 (see Note 10).

At December 31, 1997 the Company held mortgage loans principally involving commercial real estate with carrying value of $51,070, net of an allowance for losses of $680. Estimated fair values of mortgage loans totaled $51,816 at December 31, 1997. The average outstanding loan balance was approximately $1,027. At December 31, 1997 mortgage loan investments were concentrated in the following states:

                                                   Carrying    Percent of Total
                                                     Value      Carrying Total
                                                   --------     --------------

      Texas....................................... $23,832         46.7 %
      Illinois....................................   7,029         13.8
      Oklahoma....................................   4,915          9.6
      Florida.....................................   3,180          6.2
      Kansas......................................   2,527          4.9
      All other...................................   9,587         18.8
                                                   -------        -----
      Balance, end of period...................... $51,070        100.0 %
                                                   =======        =====

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

Total policy liabilities and accruals consist of the following as of December 31, 1997:

     Future policy benefits on traditional products:
       Traditional life insurance contracts ...............   $  335,283
       Traditional annuity products .......................      105,663
       Individual accident and health .....................       87,152
       Unearned premiums ..................................       26,900
                                                              ----------
        Total future policy benefits ......................      554,998
                                                              ----------

     Universal life and investment contract liabilities:
       Universal life and annuities .......................    1,315,333
       Guaranteed investment contracts ....................          163
                                                              ----------
        Total universal and investment contract liabilities    1,315,496
                                                              ----------

     Policy and contract claims ...........................       57,517
     Other policyholder funds .............................       14,203
                                                              ----------

        Total policy liabilities and accruals .............   $1,942,214
                                                              ==========

The following table presents information on changes in the liability for policy and contract claims for the year ended December 31, 1997:

     Policy and contract claims at January 1 ....................   $ 55,011
     Less reinsurance recoverables ..............................        153
                                                                    --------
       Net balance at January 1 .................................     54,858
                                                                    --------

     Add claims incurred, net of reinsurance related to:
       Current year .............................................     81,168
       Prior years ..............................................     (6,012)
                                                                    --------
                                                                      75,156

     Deduct claims paid, net of reinsurance related to:
       Current year .............................................     58,658
       Prior years ..............................................     13,839
                                                                    --------
                                                                      72,497

     Policy and contract claims at December 31 ..................   $ 57,517
                                                                    ========

As a result of changes in estimates of insured events in prior years, the liability for policy and contract claims decreased, net of reinsurance, by $6,012 in 1997.

5. Notes Payable

The outstanding principal amounts of notes payable at December 31, 1997 consist of the following:

     Revolving bank debt ........................................   $ 90,250
     Bank debt with quarterly principal requirements ............     24,500
     7.0% convertible subordinated note .........................     40,000
                                                                    --------
                                                                    $154,750
                                                                    ========

Interest costs under the revolving bank debt totaled $7,860 for the year ended December 31, 1997. The interest rate of the debt is based on, at the Company's option, either a floating rate (based on the base rate of the First National
Bank of Chicago) plus a margin of 1.75% or a Eurodollar rate (based on the London Interbank Offered Rate or LIBOR) plus a margin of 2.75%. At December 31, 1997, the effective rate of the revolving loan was approximately 9.13%. The revolving bank debt was repaid on January 2, 1998.

Interest costs under the bank term debt totaled $2,229 for the year ended December 31, 1997. The interest rate of the term debt is based on, at the Company's option, either a floating rate (based on the base rate of the First National Bank of Chicago) plus a margin of 2.25% or a Eurodollar rate (based on LIBOR) plus a margin of 3.25%. At December 31, 1997, the effective rate of the term loans was approximately 9.63%. The bank term debt was repaid on January 2, 1998.

As part of the consideration for the acquisition of Southwestern Life, Union Bankers, Constitution and Marquette from ICH, the Company issued to ICH a $40,000 aggregate principal amount of SWF's 7.0% Convertible Subordinated Notes due 2005. The notes are convertible into an aggregate 3,200,000 shares of common stock of SWF, of which 800,000 will be Class B non-voting common stock. In the aggregate the shares upon conversion represent approximately 21.2% of SWF's fully diluted shares at closing before giving effect to certain warrants outstanding. During 1997, PennCorp acquired the notes from the liquidating trust for the creditors of ICH for $40,000 plus accrued interest. The Convertible Notes are unsecured obligations and are subordinate in right of payment to SWF's bank debt and all of the indebtedness of SWF. Interest costs under the Convertible Notes totaled $2,800 for the year ended December 31, 1997. The Company agreed to maintain sufficient cash and cash equivalents to fund the interest payments on the Convertible Notes for the first three years. At December 31, 1997 restricted cash and short-term investments totaled $3,339.

In conjunction with the bank debt, the Company entered into interest rate protection agreements in the form of a series of interest rate caps in the notional amount of $62,500 which expire May 1998. These entitle the Company to revenue should three-month LIBOR exceed the cap rate of 7.5%. At December 31, 1997, three-month LIBOR was 5.81%.

6. Preferred and Common Stock

On December 14, 1995, the Company issued 210,000 shares of Series A preferred stock with a liquidation value of $21,000 to PennCorp and one of its subsidiaries. The Series A preferred stock accrues dividends at a rate of 10.0% per annum, compounded quarterly and is mandatorily redeemable at December 31, 2005. Dividends on the Series A preferred stock are payable in cash, or at SWF's option, are payable in kind. The Series A preferred stock is not redeemable at the option of the Company but at maturity will be required to be redeemed for approximately $56 million in cash assuming no cash dividend distributions. If the Company fails to satisfy its mandatory redemption obligation, the holders of the Series A preferred stock will be entitled to elect 49.0% of the members of the Board of SWF and, upon receipt of regulatory approval, a majority of the directors of SWF. The Series A preferred stock is senior preferred stock. The holders of the Series A preferred stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SWF or a sale of all or substantially all its assets or the authorization or issuance of senior or pari passu preferred stock, and as otherwise provided by law. For the year ended December 31, 1997, 24,180 additional shares were issued with a redemption value of $2,418 in lieu of cash to satisfy dividend requirements.

In addition, certain of PennCorp's insurance subsidiaries purchased $10,000 liquidation value of 5.5% Mandatorily Redeemable Preferred Stock, par value $0.01 per share (the 5.5% Preferred Stock) of Southwestern Life Acquisition Corporation, a wholly-owned subsidiary of SWF. During 1996 SLAC was dissolved and the 5.5% Preferred Stock was exchanged for 5.5% Preferred Stock of Southwestern Life Companies, Inc. (SLC), also a wholly-owned subsidiary of SWF. The 5.5% Preferred Stock accrues dividends payable in cash or, subject to certain conditions, through the issuance of additional shares of 5.5% Preferred Stock. The 5.5% Preferred Stock is not subject to optional redemption and matures on December 31, 2005. If SLC fails to satisfy its mandatory redemption obligation or if dividends payable on the 5.5% Preferred Stock are in arrears for four or more quarterly dividend periods, the holders of the 5.5% Preferred Stock will be entitled to elect 49.0% of the members of the Board of Directors of SLC and, upon receipt of regulatory approval, a majority of the Board of Directors of SLC. The 5.5% Preferred Stock is the only preferred stock of SLC authorized for issuance. The holders of the 5.5% Preferred Stock are entitled to class voting rights under certain circumstances, including in connection with a merger of SLC or a sale of all or substantially all its assets or the authorization or issuance of senior pari passu preferred stock, and as otherwise provided by law. For the year ended December 31, 1997, 59 additional shares were issued with a redemption value of $594 in lieu of cash to satisfy dividend requirements.

7. Income Taxes

The Company and its non-insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries also file a consolidated federal income tax return.

Total income taxes for the year ended December 31, 1997 are as follows:

      Current..................................... $  17,252
      Deferred....................................      (836)
                                                   ---------
                                                   $  16,416
                                                   =========

Income taxes computed using the prevailing corporate tax rate of 35% are reconciled to the Company's actual income tax expense attributable to income for the year ended December 31, 1997, as follows:

     Tax expense computed at statutory rate .....................   $ 15,313
     Amortization of costs in excess of net assets acquired .....      1,445
     Change in deferred tax asset valuation allowance ...........        364
     Other ......................................................       (706)
                                                                    --------
                                                                    $ 16,416
                                                                    ========

Temporary differences, including $1,956 in 1997 of deferred tax assets transferred in association with a reinsurance contract with an affiliate, between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets (liabilities) at December 31, 1997 relate to the following:

     Deferred tax assets:
       Deferred policy acquisition costs ........................   $   9,548
       Future policy benefits ...................................      73,660
       Invested assets, subject to capital gains treatment ......      24,907
                                                                    ---------
                                                                      108,115

     Deferred tax liabilities:
       Present value of insurance in force ......................     (20,498)
       Other assets and liabilities .............................     (20,123)
       Net unrealized gain ......................................     (11,776)
                                                                    ---------
                                                                      (52,397)

       Net deferred tax asset ...................................      55,718
       Valuation allowance ......................................     (20,972)
                                                                    ---------
                                                                    $  34,746
                                                                    =========

The valuation allowance at December 31, 1997 is attributable to deferred tax assets principally arising from differences in the book and tax bases of invested assets subject to capital gains treatment that existed as of the date of acquisition of the company's insurance subsidiaries. To the extent that income tax benefits relative to such tax assets are ultimately realized, the reduction in the related valuation allowance would be allocated to reduce costs in excess of net assets acquired.

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

8. Deferred Policy Acquisition Costs and Present Value of Insurance in Force

Deferred policy acquisition costs represent commissions and certain costs of policy issuance and underwriting. Information relating to these costs for the year ended December 31, 1997, is as follows:

     Balance at beginning of period ...............................   $ 15,095
     Policy acquisition costs deferred:
       Commissions ................................................     17,443
       Underwriting and issue costs ...............................      7,366
     Policy acquisition costs amortized ...........................     (9,092)
     Unrealized investment (gain) loss adjustment .................       (206)
                                                                      --------
     Unamortized deferred policy acquisition costs at period end ..   $ 30,606
                                                                      ========

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

Information related to the present value of insurance in force for the year ended December 31, 1997 is as follows:

     Balance at beginning of year .................................   $ 71,333
     Accretion of interest ........................................      3,806
     Amortization .................................................    (16,303)
     Transferred on assumed reinsurance contract with affiliate ...      2,291
     Unrealized investment (gain) loss adjustment .................     (2,562)
                                                                      --------
       Balance at end of year .....................................   $ 58,565
                                                                      ========

8. Deferred Policy Acquisition Costs and Present Value of Insurance in Force (Continued)

Expected amortization, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 5.5% to 6.6% for the next five years of the present value of insurance in force is as follows:

                             Beginning      Gross        Accretion       Net
                              Balance    Amortization   of Interest  Amortization
                            ----------   ------------   ----------   ------------
     1998 ...............   $   58,565   $     12,805   $    3,226   $      9,579
     1999 ...............       48,986          7,806        2,719          5,087
     2000 ...............       43,899          8,374        2,315          6,059
     2001 ...............       37,840          6,957        1,989          4,968
     2002 ...............       32,872          5,673        1,724          3,949

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

Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 1997 totaled approximately $174,715. Statutory net loss of the Company's life insurance subsidiaries as reported to regulatory authorities totaled $2,521 for the year ended December 31, 1997.

10. Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $500 on any life. Amounts not retained are ceded to other insurance enterprises or reinsurers on an automatic or facultative basis.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Therefore, the Company is contingently liable for recoverable unpaid claims and policyholder liabilities ceded to reinsurers in the unlikely event that assuming reinsurers are unable to meet their obligations. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance on policy revenues earned and the related benefits incurred by such reinsurers for the year ended December 31, 1997 is as follows:

     Direct policy revenues and amounts assessed
       against policyholders ....................................   $ 252,656
     Reinsurance assumed ........................................       1,182
     Reinsurance ceded ..........................................    (108,020)
                                                                    ---------
     Net premiums and amounts earned ............................   $ 145,818
                                                                    =========

     Policyholder benefits ceded ................................   $  78,767
                                                                    =========

Effective July 1, 1996, Union Bankers entered into reinsurance agreements with Cologne Life Reinsurance Company ("Cologne") to coinsure 80% of its Medicare supplement business in force on July 1, 1996 and to coinsure 80% of its Medicare policies issued on or after July 1, 1996. The Company recorded a deferred gain on the transaction of $53,893 as of July 1, 1996, which is being amortized into income over the life of the business. For the year ended December 31, 1997 $14,222 of the deferred gain has been recognized and is included in other income. The Company is not subject to any negative experience adjustments if the ceded business is unprofitable; however, the Company may participate in a portion of future earnings from the ceded business after Cologne recovers its initial ceding commission plus interest at a specified rate. Union Bankers retained administration for the ceded block of business and is reimbursed by Cologne for administrative costs at the rate of 8.5% of ceded renewal premiums and 11.5% of ceded first year premiums.

Southwestern Life previously ceded a block of annuities under a reinsurance agreement with Employees Reassurance Corporation (ERC). Such reinsurance, accounted for as a financing arrangement, is not reflected in the accompanying financial statements except for the risk fees paid to ERC. The reinsurance agreement was terminated as of November 30, 1997. Risk fees paid to the reinsurer were 2% of the net amount of surplus provided, but not less than a minimum fee of $40 per quarter, and totaled $110 for the year ended December 31, 1997.

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

11. Retirement and Profit Sharing Plans

The Company has a defined  contribution  retirement  plan (Defined  Contribution
Plan) for all employees who have attained age 21 and completed a year of service. Contributions to the Plan are made pursuant to salary deferral elections by participants in an amount equal to 1% to 15% of their annual compensation. In addition, the Company makes matching contributions in an amount equal to 50% of each participant's salary deferral to a maximum of 3% of annual compensation. The Defined Contribution Plan also provides for a discretionary employer profit sharing contribution, which is determined annually by the Board of Directors for the succeeding plan year. Profit sharing contributions are credited to participant's accounts on the basis of their respective compensation. Salary deferral contribution accounts are at all times fully vested, while matching contribution and profit sharing contribution accounts vest ratably from one to five years of service. All participant accounts are fully vested at death, disability or attainment of age 65. Payment of vested benefits under the Defined Contribution Plan may be elected by a participant in a variety of forms of payment. Expenses related to this plan for the year ended December 31, 1997 amounted to $936.

In addition, the Company has a bonus plan for certain key officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to approval of the Board of Directors of the Company. Awards are based on the performance of the Company and the performance of eligible participants. The Company accrued or paid $1,350 under this plan during the year ended December 31, 1997.

The Company provides certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The Company's obligation for accrued postretirement health and welfare benefits is unfunded. Following is an analysis of the change in the liability for accrued postretirement benefits for the year ended December 31, 1997:

     Accrued postretirement benefits, beginning of year $ 12,686 Recognition of components of net periodic postretirement benefit cost:

      Service cost ................................        269
      Interest cost................................        930
                                                     ---------
      Net periodic postretirement benefit cost.....      1,199
     Benefit payments..............................     (1,290)
                                                     ---------
     Net change....................................        (91)
                                                     ---------
     Accrued postretirement benefits, end of year..  $  12,595
                                                     =========

     The liability for accrued postretirement benefits includes the following at December 31, 1997:

     Accumulated postretirement benefit obligation:
      Retirees.....................................  $  11,167
      Active eligible..............................      1,076
      Active ineligible............................        944
                                                     ---------
                                                        13,187

     Unrecognized actuarial loss...................       (592)
                                                     ---------
     Accrued postretirement benefits...............  $  12,595
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

The Company and its subsidiaries have management and services agreements with entities affiliated with Knightsbridge, a shareholder. In connection with an
Advisory and Management Services Agreement with Knightsbridge Management, L.L.C., the Company pays an annual fee of $1,500 plus expenses. Each insurance subsidiary has an Investment Management Agreement with Knightsbridge Consultants, L.L.C. For the year ended December 31, 1997, fees incurred totaled $1,871.

The Company paid interest of $1,400 in 1997 in conjunction with PennCorp's acquisition of the Company's 7.0% convertible subordinated note.

The Company provides services for a wholly-owned subsidiary of PennCorp. The Company charges the subsidiary for its direct costs and a share of overhead costs based upon time and utilization studies. These costs totaled approximately $5,178 during 1997.

13. Other Commitments and Contingencies

The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense was $2,169 in 1997. There was no significant sublease income.

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

The life insurance companies are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The insurance subsidiaries paid assessments of $980 in 1997. Based on information currently available, the insurance subsidiaries have accrued $3,194 at December 31, 1997 for future assessments, net of future premium tax reductions.

14. Other Operating Information

Underwriting and other administrative expenses for the year ended December 31, 1997 are as follows:

     Non-deferrable commission expense .....................   $ 19,746
     Commission allowances on reinsurance ceded ............    (12,696)
     Taxes, licenses and fees ..............................      7,492
     General and administrative expenses ...................     34,467
     Expense allowance on reinsurance ceded ................     (8,409)
                                                               --------
      Underwriting and other administrative expenses .......   $ 40,600
                                                               ========

15. Financial Instruments

The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 1997:

                                                            Carrying       Fair
                                                              Value        Value
                                                            ----------   ----------
     Assets:
       Cash and short-term investments ..................   $  163,716   $  163,716
       Fixed maturities .................................    1,677,508    1,677,508
       Equity securities ................................        1,079        1,079
       Mortgage loans ...................................       51,070       51,816
       Policy loans .....................................      123,041      123,041
       Other investments ................................        8,461        8,461
       Interest rate cap ................................           41         --
       Agent and premium receivables ....................        5,507        5,507
     Liabilities:
       Notes payable ....................................      154,750      154,750
       Universal life and investment contract liabilities    1,315,496    1,315,496

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

      Mortgages: The fair values for mortgages are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

Name                    Age   Position
----                    ---   --------

David C. Smith          58    Chairman of the Board
Keith A. Maib           41    President, Chief Executive Officer and Director
Thomas A. Player        60    Director
Allan D. Greenberg      55    Director
Bruce W. Schnitzer      55    Director
James P. McDermott      38    Executive Vice President and Chief Financial
                                 Officer
Scott D. Silverman      41    Executive Vice President, Chief Administrative
                                 Officer, General Counsel and Secretary

David C. Smith has served as Non-Executive Chairman of the Board since August 21, 1998 and has been a director of the Company since September 1994. Since 1993 he has been a management consultant. Mr. Smith was with KPMG from 1964 until his retirement in 1993, having served as Vice Chairman-Tax from 1987 until 1993. He also served on the Board of Directors and the Management Committee of KPMG. Mr. Smith is a member of the American Institute of Certified Public Accountants. He currently serves on the Board of Governors of Citizens' Scholarship Foundation of America.

Keith A. Maib was elected as a director and Chief Operating Officer of the Company on June 11, 1998. On August 21, 1998, he became President and Chief Executive Officer. From June 1996 to June 1998, Mr. Maib served as Executive Vice President and Chief Financial Officer of Acordia, Inc., where he was involved in the repositioning of the company, including the privatization transaction and the leveraged acquisition of the brokerage operations, which was co-sponsored by Knightsbridge Investment, an affiliate of the Company. He continued to serve as a Director of ACO, the parent company of Acordia, Inc. until December 1998. From March 1995 to June 1996 Mr. Maib was a partner in the Dallas and New York offices of Coopers & Lybrand, L.L.P., where he was primarily responsible for the firm's southern United States corporate finance practice. From March 1994 to March 1995 he held the position of Chief Operating Officer of Borland International, Inc., at the time, one of the world's largest PC software developers. As Chief Operating Officer, he managed the company's worldwide operations and was responsible for planning and implementing a successful turnaround for the company. Prior to joining Borland, Mr. Maib was employed by Price Waterhouse, L.L.P. from June 1991 to March 1994, and from June 1993 to March 1994 was a partner in the corporate recovery services practice of Price Waterhouse, L.L.P. Mr. Maib also serves as a director of Sagent Technology, Inc., a publicly traded technology company.

Thomas A. Player has been a director of the Company since August 1990. From June 1974 to June 1995, Mr. Player served as a founding partner of Neely & Player, P.C., a law firm located in Atlanta, Georgia. In June 1995, Mr. Player became a senior partner in the law firm of Morris, Manning & Martin, an Atlanta based commercial law firm having offices in Washington, D.C. Mr. Player currently serves as a director for Amerisure, Inc. Mr. Player is the author of a paper for the Organization of Economic Cooperation and Development concerning insurer reorganization. Mr. Player has over 30 years experience in the insurance industry.

Allan D. Greenberg served as Vice Chairman of the Board and as a director of the Company from August 1990 through 1997. Mr. Greenberg also serves as Chairman of the Board of ADG Insurance Advisors Inc. ("ADG"), a private consulting firm specializing in life insurance actuarial and acquisition services. From 1981 to 1988, Mr. Greenberg was Vice President, Chief Actuary and a director of Geneve Capital Group, Inc., and from 1984 to 1988 he also served as Executive Vice President of Standard Security Life Insurance Company of New York. Mr. Greenberg is a Fellow of the Society of Actuaries, a Fellow of the Canadian Institute of Actuaries and a Member of the American Academy of Actuaries. Mr. Greenberg has more than 28 years experience in the insurance industry. ADG provided consulting services to the Company prior to January 1, 1998.

Bruce W. Schnitzer has been a director of the Company since August 1990. Since 1985, Mr. Schnitzer has served as Chairman of the Board of Wand Partners Inc. (or predecessor investment activities), a private investment firm located in New York, New York. Mr. Schnitzer also serves as a director of the following U.S. companies with publicly quoted securities: AMRESCO Inc. (a manager of real estate assets) and Nestor, Inc. (a technology company). From 1983 to 1985, Mr. Schnitzer served as President and Chief Executive Officer of Marsh & McLennan, Incorporated, an insurance brokerage firm.

James P. McDermott joined the Company in November 1992 as Vice President and Controller of the Company's insurance subsidiaries. He was elected Senior Vice President of the Company in September 1995, and on June 11, 1998 he was elected Executive Vice President and Chief Financial Officer. From January 1985 until November 1992, Mr. McDermott was employed by KPMG, serving as a Senior Manager in the firm's insurance practice prior to joining the Company. Mr. McDermott has more than 6 years experience in the insurance industry.

Scott D. Silverman joined the Company in March 1992 and was elected Vice President, General Counsel and Secretary of the Company in January 1994. Mr. Silverman was elected a Senior Vice President of the Company in September 1995, and on June 11, 1998 he was elected Executive Vice President and Chief Administrative Officer in addition to his position of General Counsel and Secretary. From 1990 to March 1992, he served as Vice President -- Legal and Secretary of Independence Holding Company and from 1988 to March 1992, he served as Vice President, Counsel and Secretary of Standard Security Life Insurance Company of New York, a subsidiary of Independence Holding Company. Mr. Silverman has more than 15 years experience in the insurance industry.

Item 11.    Executive Compensation

SUMMARY OF EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 1997, 1998 and 1999, the compensation earned by the Company's current Chief Executive Officer and the two other most highly compensated executive officers of the Company (comprising all of the Company's current executive officers), (collectively, the "Named Executive Officers") for those years.

                                                                              Long-Term Compensation
                                                                             ------------------------
                                     Annual Compensation           Other     Restricted   Securities
                                  --------------------------      Annual       Stock      Underlying     All  Other
                                  Year    Salary    Bonus(1)   Compensation   Awards(2)  Options/SARs   Compensation(3)
                                  ----   --------   --------   ------------   ---------  ------------   ---------------

Keith A. Maib--                   1999   $449,992   $545,000   $       --     $   --     $       --     $         9,600
  President and Chief             1998    235,641    600,000           --         --          600,000           268,426
  Executive Officer               1997       --         --             --         --             --                --

James P. McDermott--              1999    400,008    575,000           --         --             --               9,600
  Executive Vice President        1998    337,083    677,000           --         --          475,817            17,388
  and Chief Financial Officer     1997    225,000     18,750           --       46,601         10,000            11,869

Scott D. Silverman--
  Executive Vice President,       1999    400,008    575,000           --         --             --               9,600
  Chief Administrative Officer    1998    337,821    727,000           --         --          475,000            17,388

  General Counsel and Secretary   1997    225,000     18,750           --       42,150         10,000            66,120

---------------
(1) The amounts reflected for 1998 include bonuses of $100,000 and $77,000 paid to Messrs. McDermott and Silverman in connection with their assistance in the Knightsbridge and Acordia transactions. See Item 13. Certain Relationship and Related Transactions.

(2) Represents the value of restricted stock awards granted based on the closing price of the Company's Common Stock on the date of grant, as reported by the New York Stock Exchange. Amounts reflected do not include dividends on prior restricted stock award grants paid in additional shares of restricted stock.

(3) For 1997, includes matching and profit sharing contributions made to each Named Executive Officer (other than Mr. Maib) pursuant to the Company's 401(k) retirement and profit sharing plan of $4,750 and $7,119 (other than for Mr. Silverman who received a matching contribution of $2,816 and a profit sharing contribution of $7,119 in each such year). For 1998, includes matching and profit sharing contributions made to each Named Executive Officer (other than Mr. Maib) pursuant to the Company's 401(k) retirement and profit sharing plan of $9,750 and $7,638. In the case of Mr. Maib, the amount reflected for 1998 consists of the reimbursement of relocation expenses of $268,426 and does not include a $100,000 advance made to Mr. Maib in connection with his relocation, which was repaid on March 16, 1999. See Indebtedness of Executive Officers. In the case of Mr. Silverman, the amount reflected for 1997 also includes reimbursement of relocation expenses of $56,185.

Option/SAR Grants in Last Fiscal Year

There were no option/SAR grants made to the Named Executive Officers during the year ended December 31, 1999.

Aggregated Option Exercises in Last Fiscal Year-End/SAR Option Values

No options were exercised by the Named Executive Officers during the year ended December 31, 1999.

                                                        Number of
                                                   Securities Underlying        Value of Unexercised
                                                   Unexercised Options at      In-the-Money Options at
                                                     Fiscal Year-End             Fiscal Year-End (1)
                         Acquired       Value   ---------------------------   ---------------------------
                        on Exercise   Realized  Exercisable   Unexercisable   Exercisable   Unexercisable
                        -----------   --------  -----------   -------------   -----------   -------------
Keith A. Maib                 --       $ --            --        600,000         $  --         $  --
James P. McDermott            --         --          35,815      500,002         $  --         $  --
Scott D. Silverman            --         --          34,998      500,002         $  --         $  --

---------------
(1) Based on the closing price of the Common Stock of $0.44 per share on December 31, 1999, as reported by the NYSE.

Employment Agreements

Pursuant to the Stock Purchase Agreement dated as of January 10, 2000, by and between Reassure America and the Company, Messrs. Maib, McDermott and Silverman became entitled to terminate their then existing employment agreements. As a result thereof, the amounts of $3,403,467, $2,983,335 and $3,062,930 became due and owing to Messrs. Maib, McDermott and Silverman, respectively. In order to ensure the continued service of each executive, on January 28, 2000, the Company entered into an Agreement with each of Messrs. Maib, McDermott and Silverman, pursuant to which the Company entered into new Executive Employment Agreements with each executive (the "New Employment Agreements") and paid each executive the amount indicated above. Under the terms of the New Employment Agreements, Mr. Maib is entitled to receive an annual base salary of $250,000. Messrs. McDermott and Silverman are entitled to receive annual base salaries of $200,000. Additionally, under the terms of their employment agreements, Mr. Maib has the opportunity to earn up to $300,000 and Messrs. McDermott and Silverman have the opportunity to earn up to $200,000 in performance bonus payments. Such performance bonuses shall be determined solely at the discretion of the Board of Directors of the Company and are payable upon termination of the executive's employment under his New Employment Agreement.

SUMMARY OF DIRECTOR COMPENSATION

Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. In addition, each director of the Company who is not also an officer or salaried employee of the Company (a "Non-Employee Director") receives an annual fee of $30,000 and a fee of $2,000 for each meeting of the Board of Directors (except for the first four meetings in each calendar year for which no fee will be paid) at which such director is present. Each Non-Employee Director who is a member of a committee of the Board of Directors also receives a fee of $1,000 for each meeting of such committee at which such director is present. Committee chairmen receive an additional annual fee of $5,000. As a result of serving as Chairman of the Board of the Company, Mr. Smith is entitled to receive an annual fee of $200,000. Mr. Smith also received a grant of 50,000 phantom options, the value of which is determined by the increase in market value of the Company's Common Stock above $3.88, which was 115% of the closing price of the Common Stock on the date of grant. During 1998, Mr. Player received a special fee of $25,000 for his services rendered in 1997. In 1999, Mr. Smith was awarded a special bonus of $115,000 in shares of the Company's Common Stock for his services rendered in 1998. Also in 1999, Mr. Greenberg received a special fee of $50,000 for his services rendered in 1998.

In addition to the foregoing, the Warrant Plan granted each Non-Employee Director (other than Mr. Greenberg) a ten-year warrant to purchase up to 3,000 shares of Common Stock upon his election to the Board of Directors. The exercise price of such warrants with respect to each share of underlying Common Stock was equal to the fair market value of the Common Stock on the date of grant. Each warrant vested and became exercisable in three equal annual installments commencing on the first anniversary date after the date of the grant provided that the Non-Employee Director was serving as a director of the Company on such anniversary date. On November 5, 1992, each of Messrs. Schnitzer and Player were granted warrants to purchase up to 3,000 shares of Common Stock at an exercise price of $14.19 per share. On April 1, 1993, Mr. Roman received a warrant to purchase up to 3,000 shares of Common Stock at an exercise price of $19.06 per share. On September 1, 1994, Mr. Smith received a warrant to purchase up to 3,000 shares of Common Stock at an exercise price of $15.63 per share. No further awards will be made under the Warrant Plan.

Pursuant to an amendment to the Stock Plan approved by the Company's stockholders on December 31, 1997, Messrs. Schnitzer, Player and Smith exercised these Warrants for which they received 1977, 1444, and 1819 shares of restricted common stock, respectively. The shares of restricted stock are subject to forfeiture if any of these Non-Employee Directors ceases to be a director for any reason other than as a result of a change of control or ownership of the Company, the failure to be re-elected by the Company's shareholders or the Non-Employee Director's death or disability (as defined in the Stock Plan). Each of these Non-Employee Directors was also granted an option to purchase 3,000 shares of Common Stock at the exercise price of $32.25 (the closing price of the Common Stock on March 31, 1997, the effective date of the grant).

Under the Stock Plan Non-Employee Directors are entitled to receive an annual stock option to purchase 7,500 shares of Common Stock. Option grants are made on the date of each annual stockholders meeting and are exercisable eighteen months after the date of the grant at the fair market value (as defined in the Stock
Plan) of PennCorp's Common Stock on the grant date. Additionally, the Stock Plan generally enables Non-Employee Directors to receive all or a portion of their annual fees in Common Stock. Messrs. Player and Smith elected to receive Common Stock in lieu of 50% of their annual fee for 1998.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

OWNERS AND MANAGEMENT

Except as otherwise noted below, the following table sets forth, as of March 29, 2000, the ownership of the outstanding shares of Common Stock (including shares of Common Stock issuable upon conversion of shares of the Company's $3.375 Convertible Preferred Stock ("Preferred Stock") and the Company's $3.50 Series II Preferred Stock ("Series II Preferred")) held by persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, by all directors of the Company, by the Named Executive Officers, and by the executive officers and directors of the Company as a group, and the percentage of the Common Stock represented thereby. Except as otherwise noted below, the Company believes that each director, Named Executive Officer, and over 5% stockholder shown below has sole voting and sole investment power with respect to all shares beneficially owned by them.

                                                       Amount and Nature
                                                          of Beneficial
      Name and Address of Beneficial Owner                  Ownership       Percent of Class
      ------------------------------------                  ---------       ----------------

Brown's Dock, L.L.C.(1) ..........................          3,301,266               10.2
  56 Prospect Street
  Hartford, Connecticut 06115
NBT of Delaware, Inc.(2) .........................          1,787,472                6.0
  1209 Orange Street, Room 123
  Wilmington, Delaware 19801
Allan D. Greenberg(3) ............................            409,253                1.4
Keith A. Maib ....................................               --                 --
James P. McDermott(4) ............................             81,726                  *
Thomas A. Player(5) ..............................             33,918                  *
Bruce W. Schnitzer(6) ............................             51,698                  *
Scott D. Silverman(7) ............................             84,605                  *
David C. Smith(8) ................................            231,313                  *
All directors and executive officers as a group(9)            892,513                3.1

----------------
* Represents less than 1%.

(1) The following information was provided by Brown's Dock, L.L.C. ("Brown's Dock") on behalf of its "group" of reporting persons: Brown's Dock, Phoenix Home Life Mutual Insurance Company, Phoenix Investment Partners, Ltd., Inverness Management Fund I LLC, WMD LLC, W. McComb Dunwoody, J.C. Comis LLC, James C. Comis III, Inverness/Phoenix Partners LP, Executive Capital Partners I LP, Inverness/Phoenix Capital LLC, and DCPM Holdings, Inc. (collectively, the "Inverness Persons"). As of January 19, 2000, based on a
     Schedule 13D filed by the Inverness Persons with the SEC on January 19, 2000, the Inverness Persons have shared voting power and shared dispositive power as to 1,346,600 shares of Preferred Stock and 224,800 shares of Series II Preferred. The Company's Preferred Stock is convertible into
     2.2124 shares of the Company's Common Stock, and the Company's Series II Preferred is convertible into 1.4326 shares of the Company's Common Stock.

(2) The following information was provided by National Bancshares Corporation of Texas and NBT of Delaware, Inc. (collectively, "NBT"). As of November 24, 1999, based on a Schedule 13D filed by NBT, NBT beneficially owned 1,299,200 shares of the Company's Common Stock, 177,100 shares of Preferred Stock and 67,330 shares of Series II Preferred. The Company's Preferred Stock is convertible into 2.2124 shares of the Company's Common Stock, and the Company's Series II Preferred is convertible into 1.4326 shares of the Company's Common Stock.

(3)  Consists  of (i)  168,753  shares  of Common  Stock  owned of record by Mr.
     Greenberg, (ii) 225,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant, (iii) 7,500 shares of Common Stock that may be purchased pursuant to presently exercisable stock options awarded to Mr. Greenberg pursuant to the 1996 Stock Option Plan and (iv) 8,000 shares of Common Stock owned of record by a trust for the benefit of Mr. Greenberg's minor children over which Mr. Greenberg's wife has sole voting power. Mr. Greenberg disclaims beneficial ownership of Common Stock not held of record by him.

(4) Consists of (i) 11,933 shares of Common Stock owned of record by Mr. McDermott, (ii) 7,295 shares of restricted Common Stock, (iii) 37,498 shares of Common Stock subject to a presently exercisable stock option and
     (iv) 25,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(5)  Consists of (i) 6,128 shares of Common Stock owned of record by Mr. Player,
     (ii) 1,995 shares of restricted Common Stock, (iii) 7,500 shares of Common Stock that may be purchased pursuant to presently exercisable stock options awarded to Mr. Player pursuant to the 1996 Stock Option Plan and (iv) 18,295 shares of Common Stock owned by Mr. Player's wife. Mr. Player disclaims beneficial ownership of Common Stock not held of record by him.

(6) Consists of (i) 23,497 shares of Common Stock owned of record by Mr. Schnitzer, (ii) 18,706 shares owned of record by Magical Corporation, of which Mr. Schnitzer is the sole owner, (iii) 1,995 shares of restricted Common Stock and (iv) 7,500 shares of Common Stock that may be purchased pursuant to presently exercisable stock options awarded to Mr. Schnitzer pursuant to the 1996 Stock Option Plan.

(7) Consists of (i) 15,500 shares of Common Stock owned of record jointly by Mr. Silverman and his wife, (ii) 6,607 shares of restricted Common Stock,
     (iii) 37,498 shares of Common Stock subject to a presently exercisable stock option and (iv) 25,000 shares of Common Stock that may be purchased pursuant to a presently exercisable Management Warrant.

(8) Consists of 33,742 shares of Common Stock owned of record jointly by Mr. Smith and his wife, (ii) 190,071 shares of restricted Common Stock, 188,235 of which are subject to restriction pursuant to Rule 144 of the Securities and Exchange Act of 1934, as amended, (iii) 7,500 shares of Common Stock that may be purchased pursuant to presently exercisable stock options awarded to Mr. Smith pursuant to the 1996 Stock Option Plan.

(9) Assumes the exercise of warrants or options to purchase 379,996 shares of Common Stock and includes shares of restricted Common Stock that do not (absent certain contingencies) vest until March 31, 2001 or March 31, 2000 in the case of restricted stock held by Messrs. Player, Schnitzer and Smith.

Item 13.    Certain Relationships and Related Transactions

INDEBTEDNESS OF EXECUTIVE OFFICERS

On September 8, 1997, the Company loaned each of Messrs. James P. McDermott and Scott D. Silverman, executive officers of the Company, $310,380, to finance their purchase of 10,000 shares each of the Company's Common Stock. Each of the above loans were due and payable (absent the earlier occurrence of certain specified contingencies) on September 8, 2002, bear interest at the rate of 6.23% per annum and were secured by a pledge of the shares of Common Stock purchased with the loan proceeds. These loans were made on a non-recourse basis. As of December 31, 1999, each of Messrs. McDermott and Silverman owed $355,093 in unpaid principal and accrued interest. In February 2000, pursuant to the terms of their employment, the Company accepted from each of Mr. McDermott and Mr. Silverman 10,000 shares of the Company's Common Stock in full and complete extinguishment of the outstanding principal and accrued interest on these loans. At the time of such surrender, the fair market value of Messrs. McDermott's and Silverman's 10,000 shares was $350.

On July 9, 1998, the Company advanced Mr. Keith A. Maib, the current President and Chief Executive Officer of the Company, $100,000 against the guaranteed portion of his annual incentive bonus. See "Executive Compensation - Employment Agreements." The purpose of this advance was to assist Mr. Maib in his relocation from Indianapolis, Indiana to Dallas, Texas. This advance was repaid on March 16, 1999.

On September 30, 1997, the Company loaned Mr. Silverman $100,000. The loan bears interest at the rate of 6.34% per annum, was due and payable on September 30, 2002, and was secured by a second mortgage on Mr. Silverman's residence. On December 31, 1999, the outstanding principal and accrued interest on Mr. Silverman's loan was $114,278. On January 27, 1995, the Company loaned $30,000 to Mr. McDermott, which loan bears interest at the rate of 7.2% per annum and was due and payable on demand. On December 31, 1999, the outstanding principal and accrued interest on Mr. McDermott's loan was $40,646. These loans were made as part of the relocations of Messrs. Silverman and McDermott. Pursuant to the terms of their employment agreements, Mr. McDermott's and Mr. Silverman's outstanding loans were forgiven in January 2000, the date of the termination of their employment agreements. The total amount forgiven was $62,433 and $173,294 for Messrs. McDermott and Silverman, respectively, which included accrued interest as of January 28, 2000 and cash payments made to cover tax liabilities.

On March 5, 1998, Knightsbridge Management loaned each of Messrs. McDermott and Silverman $146,250 to be used to pay tax obligations on stock awards made to each of them on October 31, 1997. These loans bear interest at a rate of 5.39% per annum and were due and payable on March 5, 2001, with interest payable in arrears starting on March 5, 1999. The unpaid principal and accrued interest as of December 31, 1999 was $160,634 for Messrs. McDermott and Silverman. Pursuant to the terms of their employment agreements, Mr. McDermott and Mr. Silverman's outstanding loans were forgiven in January 2000, the date of the termination of their employment agreements. The total amount forgiven was $246,713 and $243,488 for Messrs. McDermott and Silverman, respectively, which included accrued interest as of January 2000, and cash payments made to cover tax liabilities.

For more information concerning Messrs. McDermott's and Silverman's employment agreements and the termination thereof, see "Executive Compensation--Employment Agreements."

INTERESTS OF CERTAIN DIRECTORS

Bruce W. Schnitzer, a director of the Company, is a managing member of Wand Partners, and an owner of Wand Partners Inc., a private investment firm. Two limited partnerships controlled by Wand Partners and Wand (Acordia) Partners L.L.C. invested an aggregate of $28,000,000 in the common stock of ACO as part of the Acordia transaction. Wand Partners Inc. received aggregate commitment and financial advisory fees of approximately $2,000,000 from ACO in connection with that transaction. In addition, the Company is a limited partner in a partnership controlled by Wand Partners (the "Wand Fund"), and invested (through one of its subsidiaries) $2,000,000 in ACO through the Wand Fund. The general partner of the Wand Fund is entitled to receive 20% of the profits earned by its limited partners, including the Company, on their investment in ACO, after they have been repaid their capital contributions to the partnership, assuming a 9% preferred rate of return has been achieved on their capital. Pursuant to a "promote" agreement between Messrs. Stone and Fickes and Wand Partners, which was assumed by the Company, Wand Partners received a performance bonus payment of $280,000 upon the sale by the Company of its ACO common stock.

In 1999 the Company invested a total of $4,355,016 in transactions sponsored by Wand Partners. The Company has committed to invest up to an additional $7,038,000 in future transactions sponsored by the Wand Fund. In addition, as of December 31, 1999, the Company has invested approximately $13,462,000 in limited partnership interests in limited partnerships affiliated with Wand Partners. The Company paid fees of approximately $386,718 to Wand Partners and related entities for the period from January 1, 1999 through December 31, 1999.

On July 30, 1999, the Company consummated the sale of its career sales division and related assets to Universal American Financial Corp. ("Universal American") for net cash proceeds, after transaction costs and fulfillment of contract obligations, of $82.0 million. Bruce W. Schnitzer (through the Wand Fund) and Allan D. Greenberg, directors of the Company, are minority shareholders of Universal American. Mr. Schnitzer and Mr. Greenberg did not vote at the meeting of the Company's Board of Directors at which the Board of Directors authorized the Company to enter into the definitive purchase and sale agreement relating to its career sales division.

David C. Smith, the Chairman of the Board of the Company is an investor in Executive Capital Partners I LP. Such fund, along with certain of its affiliates including Inverness/Phoenix Capital, LLC, Inverness/Phoenix Partners, L.P., and Partners Management I, LP (collectively "Inverness"), controls and manages approximately 30% of the outstanding preferred stock of the Company. Mr. Smith's investment in the Fund is less than 1% of the aggregate investments in the Inverness. Additionally, Mr. Smith has been excluded from participation in Inverness' investment in the Company. The Company is currently pursuing a recapitalization transaction in which Inverness and its affiliates will own between 30%-36% of the post-recapitalization capital stock of the Company.

                  (Remainder of Page Intentionally Left Blank)

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents

      1. The financial statements of PennCorp Financial Group, Inc. and Subsidiaries set forth on pages 55 through 96, and the Independent Auditors Report set forth on page 54 hereof are in response to the information required by this Item.

      2. An index to the financial statement schedules required to be filed by Item 8 of this Report on Form 10-K is set forth immediately before the attached financial statement schedules on page 135 of this filing.

Exhibits

          2.1 Amended and Restated Purchase Agreement dated as of July 2, 1999, among Universal American Financial Corp., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company, and PennCorp Financial Services, Inc. (5)

          2.2 Stock Purchase Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and Pacific Life and Accident Insurance Company. (23)

          2.3 Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and PennCorp Financial Group, Inc. (23)

          2.4 Purchase Agreement dated February 21, 1999, among ING America Insurance Holdings, Inc., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, marketing One Financial Corporation and Marketing One, Inc. (18)

          2.5 Purchase Agreement dated June 11, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (25)

          2.6 First Amendment to Stock Purchase Agreement dated as of June 30, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (5)

          2.7 Stock Purchase Agreement, dated as of January 8, 2000, by and between Pioneer-Occidental Holdings Company and American-Amicable Holdings Corporation (26)

          2.8 Amendment to Stock Purchase Agreement dated as of February 4, 2000, by and between American-Amicable Holdings Corporation and Pioneer-Occidental Holdings Company. (27)

          2.9 Stock Purchase Agreement, dated as of January 7, 2000, between Reassure America Life Insurance Company and PennCorp Financial Group, Inc. (26)

          3.1  Restated By-Laws of PennCorp Financial Group, Inc. (9)

          3.2 Third Restated Certificate of Incorporation of PennCorp Financial Group, Inc. (17)

          4.1  Corrected   Certificate  of  Designation  of  $3.375  Convertible
               Preferred Stock. (4)

          4.2  Certificate   of  Designation  of  $3.50  Series  II  Convertible
               Preferred Stock. (3)

          4.3 Indenture between PennCorp Financial Group, Inc. and The Bank of New York, as trustee, with respect to 9 1/4% Senior Subordinate Notes due 2003. (8)

                            MANAGEMENT COMPENSATION
                              RELATED AGREEMENTS

         10.1 Executive Employment Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Keith A. Maib. (27)

         10.2 Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Keith A. Maib. (27)

         10.3 Executive Employment Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and James P. McDermott.
               (27)

         10.4 Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and James P. McDermott. (27)

         10.5 Executive Employment Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Scott D. Silverman.
               (27)

         10.6 Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Scott D. Silverman. (27)

         10.7 Agreement dated September 9, 1999 between David C. Smith, chairman of the Board of the Company and PennCorp Financial Group, Inc. (28)

         10.8  PennCorp Financial, Inc. Retirement and Savings Plan. (10)

         10.9  PennCorp Financial Group, Inc. Retirement and Savings Plan. (2)

         10.10 PennCorp Financial Group, Inc. 1992 Stock Option Plan. (10)

         10.11 PennCorp Financial Group, Inc. Senior Management Warrant Award Program. (10)

         10.12 Form of Restricted Stock Agreement by and between PennCorp Financial Group, Inc. and certain participants, effective as of April 1, 1994. (6)

         10.13 PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan. (11)

         10.14 Amendment Number One to PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan. (17)

         10.15 Amendment Number Two to PennCorp Financial Group, Inc. 1996 Stock Award and Stock Option Plan. (2)

         10.16 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott. (19)

         10.17 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and James P. McDermott. (19)

         10.18 Executive Employment Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman. (19)

         10.19 Executive Retention Agreement dated May 22, 1998 by and between PennCorp Financial Group, Inc. and Scott D. Silverman. (19)

         10.20 Executive Employment Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib. (19)

         10.21 Executive Retention Agreement dated July 1, 1998 by and between PennCorp Financial Group, Inc. and Keith A. Maib. (19)

         10.22 Letter Agreement dated May 21, 1998 for Option to Purchase Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and James P. McDermott. (2)

         10.23 Letter Agreement dated May 21, 1998 for Option to Purchase Shares of ACO Brokerage Holdings Corporation by and between PennCorp Financial Group, Inc. and Scott D. Silverman (2)

         10.24 Credit  Agreement  dated  March 12,  1997 by and  among  PennCorp
               Financial Group, Inc. and The Chase Manhattan Bank, The First National Bank of Chicago, and NationsBank, NA., as Managing Agents, Fleet National Bank, Mellon Bank, N.A., Bank of Montreal, CIBC Inc., and Dresdner Bank AG, New York Branch and Grand Cayman Branch as Co-Agents and The Bank of New York, as Administrative Agent. (13)

         10.25 Amendment No. 1 and Waiver dated as of June 13, 1997 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (19)

         10.26 Amendment No. 2 and Waiver dated as of April 17, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (19)

         10.27 Waiver dated as of August 14, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (2)

         10.28 Amendment No. 3 dated as of September 11, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (20)

         10.29 Amendment No. 4 and Waiver dated as of November 16, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (22)

         10.30 Amendment No. 5 dated as of December 31, 1998 to Credit Agreement dated as of March 12, 1997 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement and The Bank of New York. (23)

         10.31 United Life Consent Agreement dated as of March 5, 1999 by and among PennCorp Financial Group, Inc., lenders signatory to the Credit Agreement dated as of March 12, 1997 and The Bank of New York. (24)

         10.32 Amendment No. 6 dated as of March 31, 1999 to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (18)

         10.33 Amendment No. 7 dated as of April 30, 1999, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (5)

         10.34 Amendment No. 8 dated as of May 14, 1999, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (5)

         10.35 Amendment No. 9 dated as of June 25, 1999, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The bank of New York, as administrative agent. (5)

         10.36 Amendment No. 10 dated as of June 30, 1999, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (5)

         10.37 Amendment No. 11 dated as of November 26, 1999, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (1)

         10.38 Waco Consent and Waiver and Amendment dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The bank of New York, as administrative agent. (1)

         10.39 Swiss Re Consent dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (1)

         10.40 Other Consent dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (1)

         10.41 Forbearance Agreement dated as of February 4, 2000 among American-Amicable Holdings Corporation, Southwestern Financial Corporation, Southwestern Financial Services Corporation, PennCorp Occidental Corp., KB Investment L.L.C., KB Management L.L.C. and the lenders signatory to the Credit Agreement, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent ans collateral agent under the Security Agreements. (29)

         10.42 Cash Collateral Agreement dated as of February 8, 2000, among the Company as Debtor and Debtor-in-Possession, the lenders signatory thereto, and The Bank of New York, as administrative agent. (29)

         10.43 Amendment No. 1 to Cash Collateral Agreement dated as of February 10, 2000, among the Company as Debtor and Debtor-in-Possession, the lenders signatory thereto, and The Bank of New York, as administrative agent. (29)

         10.44 Revision Agreement, dated as of May 30, 1997, by and among United Companies Financial Corporation, PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company and each additional party set forth on the signature pages thereto. (14)

         10.45 Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, dated May 17, 1996.
               (14)

         10.46 Second Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective January 1, 1997. (14)

         10.47 Third Amendment to Surplus Debenture in the original principal amount of $73,000,000 issued by Pioneer Security Life Insurance Company to American-Amicable Holdings Corporation, effective May 14, 1997. (14)

         10.48 Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated January 1, 1994.
               (7)

         10.49 Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (14)

         10.50 Second Amendment to Surplus Debenture Number Four in the original principal amount of $162,539,890, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

         10.51 Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated September 29, 1994. (12)

         10.52 Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (14)

         10.53 Second Amendment to Surplus Debenture Number Five in the original principal amount of $17,606,203, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

         10.54 Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., dated July 24, 1996.
               (11)

         10.55 Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective January 1, 1997. (14)

         10.56 Second Amendment to Surplus Debenture Number Six in the original principal amount of $55,000,000, issued by Pacific Life and Accident Insurance Company to PennCorp Financial Group, Inc., effective May 14, 1997. (14)

         10.57 Amendment to Surplus Debenture dated December 14, 1995 in the original principal amount of $80,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation.
               (19)

         10.58 Amendment to Surplus Debenture dated January 1, 1996 in the original principal amount of $40,000,000 issued by Constitution Life Insurance Company to Southwestern Financial Corporation.
               (19)

         10.59 Surplus Debenture Number Seven in the original principal amount of $150,000,000, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated as of July 30, 1999. (30)

         10.60 Surplus Debenture Number Eight in the original principal amount of $35,000,000, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated January 31, 2000. (1)

         10.61 Note Purchase, Release and Settlement Agreement, dated July 13, 1997, executed by Lone Star Liquidating Trust, PennCorp Financial Group, Inc. and Southwestern Financial Corporation . (15)

         10.62 Amended and Restated Assignment  Agreement dated as of January 2,
               1998  by  and  between  PennCorp   Financial   Group,   Inc.  and
               Knightsbridge Capital Fund I, L.P. (16)

         10.63 Amended and Restated Assignment Agreement dated as of January 2, 1998 by and between PennCorp Financial Group, Inc., David J. Stone, Steven W. Fickes, the Steven Wayne Fickes, Jr. Trust dated December 21, 1995 and the Kathryn Elizabeth Fickes Trust dated December 21, 1995. (16)

         10.64 Agreement dated September 22, 1998 by PennCorp Financial Group, Inc. and certain subsidiaries signatory to the Agreement and the Texas Department of Insurance. (21)

          12   Computation of ratio of earnings to fixed charges. (1)

          21   List of subsidiaries of the Registrant. (1)

          23.1 Auditors consent. (1)

          23.2 Auditors consent. (1)

          27   Financial Data Schedule. (1)

(1)  Filed herewith.

(2) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of PennCorp Financial Group, Inc.

(3) Such exhibit is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333- 13285) of PennCorp Financial Group, Inc. filed with the Securities and Exchange Commission on October 10, 1996.

(4) Such exhibit is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of PennCorp Financial Group, Inc.

(5) Such exhibit is incorporated by reference to the Form 8-K dated June 25, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on July 13, 1999 relating to the sale of the Career Sales Division and related assets, First Amendment to Stock Purchase Agreement; and Amendment No's. 7, 8, 9 and 10 to Credit Agreement.

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

(18) Such exhibit is incorporated by reference to the Form 8-K dated March 31, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on April 5, 1999 relating to the sale of the United Life & Annuity Insurance Company, CyberLink Development, Inc., UC Mortgage Corp., United Variable Services, Inc. and certain assets of Marketing One, Inc.; and Amendment No. 6 to Credit Agreement

(19) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1998 of PennCorp Financial Group, Inc.

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

(25) Such exhibit is incorporated by reference to the Form 8-K dated June 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on June 18, 1999 relating to the sale of Kivex, Inc.

(26) Such exhibit is incorporated by reference to the Form 8-K dated January 10, 2000 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 10, 2000 relating to the sale of Pioneer Security Life Insurance Company, Occidental Life Insurance Company, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company; and the sale of Southwestern Life Insurance Company and Security Life & Trust Insurance Company.

(27) Such exhibit is incorporated by reference to the Form 8-K dated February 4, 2000 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on February 11, 2000 relating to the sale of Pioneer Security Life Insurance Company, Occidental Life Insurance Company, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company; and new Agreements and Executive Employment Agreements for Keith A. Maib, James P. McDermott and Scott D. Silverman.

(28) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1999 of PennCorp Financial Group, Inc.

(29) Such exhibit is incorporated by reference to the Form 8-K dated February 4, 2000 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on February 29, 2000 relating to the Forbearance Agreement, Cash Collateral Agreement and Amendment No. 1 to Cash Collateral Agreement.

(30) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1999 of PennCorp Financial Group, Inc.

(b)  Reports on Form 8-K.

     None

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

                                    PENNCORP FINANCIAL GROUP, INC.
                                    (Registrant)


                                    By:/s/ Keith A. Maib
                                       -------------------------------------
                                       Keith A. Maib
                                       President and Chief Executive Officer

                              Date: April 13, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Keith A. Maib                            /s/ Thomas A. Player
------------------------------------         ----------------------------------
Keith A. Maib                                Thomas A. Player
Director                                     Director

Date:  April 13, 2000                        Date:  April 13, 2000



/s/ Allan D. Greenberg                       /s/ Bruce W. Schnitzer
------------------------------------         ----------------------------------
Allan D. Greenberg                           Bruce W. Schnitzer
Director                                     Director

Date:  April 13, 2000                        Date:  April 13, 2000



/s/ David C. Smith
------------------------------------
David C. Smith
Chairman of the Board and Director

Date:  April 13, 2000

                PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Reference is made to data appearing on pages 50 through 89, and to the Independent Auditors' Report appearing on page 49 hereof.

      Schedules:*                                                      Page
      ---------                                                        ----

Independent Auditors' Report - Financial Statement Schedules .......    136

Schedule II   Condensed Financial Information of Registrant ........    137
Schedule III  Supplementary Insurance Information ..................    140
Schedule IV   Reinsurance ..........................................    141
Schedule V    Valuation and Qualifying Accounts ....................    142

* All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes hereto or in other schedules.

INDEPENDENT AUDITORS' REPORT

      The Shareholders and Board of Directors of PennCorp Financial Group, Inc.

      Under date of April 10, 2000, we reported on the consolidated balance sheets of PennCorp Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying 1999 financial statement schedules have been prepared assuming that the Company will continue as a going concern. The Company suffered losses from operations in 1999 and 1998. As discussed in Note 23 of the Notes to the Consolidated Financial Statements, PennCorp Financial Group, Inc. filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has filed a plan of reorganization and will seek confirmation of the Recapitalization Plan by the Bankruptcy Court. Should the recapitalization plan not be approved by the Bankruptcy Court, be materially delayed or not be consummated, the Company may have to sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The 1999 financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP
Dallas, Texas
April 10, 2000


                                                                   SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
            CONDENSED STATEMENTS OF INCOME (LOSS) For the years ended
                        December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                    1999         1998         1997
                                                                 ---------    ---------    --------
Revenue:
  Interest income from subsidiaries ..........................   $  19,349    $  19,663    $ 21,173
  Other interest income ......................................         754        2,865       3,547
  Net gains from sale of investments .........................        --            577        --
  Net loss from sale of subsidiaries .........................      (1,898)        --          --
  Other income ...............................................         143          589         249
                                                                 ---------    ---------    --------
     Total revenue ...........................................      18,348       23,694      24,969
                                                                 ---------    ---------    --------

Operating expenses:
  General and administrative expenses ........................      20,116       19,429      36,939
  Interest and amortization of deferred debt issuance costs ..      40,176       42,730
                                                                                             23,103

  Restructuring charges ......................................          30        4,529        --
  Impairment provision associated with assets of
   Businesses Held for Sale ..................................        --          9,000        --
                                                                 ---------    ---------    --------
     Total operating expenses ................................      60,322       75,688      60,042
                                                                 ---------    ---------    --------

Loss before income tax benefits, equity in earnings of
   subsidiaries ..............................................     (41,974)     (51,994)    (35,073)
   Income tax benefit ........................................      (1,249)      (3,132)     (8,689)
                                                                 ---------    ---------    --------
Loss before equity in losses of subsidiaries .................     (40,725)     (48,862)    (26,384)
   Equity in earnings (losses) of subsidiaries. ..............    (145,987)    (374,068)     76,524
                                                                 ---------    ---------    --------
Net income (loss) ............................................    (200,712)    (422,930)     50,140
   Preferred stock dividend requirement ......................      17,825       18,273      19,533
                                                                 ---------    ---------    --------
Net income (loss) applicable to common stock .................   $(218,537)   $(441,203)   $ 30,607
                                                                 =========    =========    ========

                See accompanying independent auditors' report.




                                                                   SCHEDULE II

                        PENNCORP FINANCIAL GROUP, INC.
                             (PARENT COMPANY ONLY)

                           CONDENSED BALANCE SHEETS
                       As of December 31, 1999 and 1998
                                (In thousands)

                                                                1999          1998
                                                              ---------    -----------
ASSETS
  Investments:
   Investment in subsidiaries .............................   $ 435,077    $   730,436
   Notes receivable from subsidiaries .....................       7,665        257,442
                                                              ---------    -----------
     Total investments ....................................     442,742        987,878

  Cash and cash equivalents ...............................      10,478         12,654
  Deferred debt issuance costs ............................       2,051          4,896
  Other assets ............................................         221          1,145
                                                              ---------    -----------
     Total assets .........................................   $ 455,492    $ 1,006,573
                                                              =========    ===========

LIABILITIES

  Notes payable ...........................................   $ 279,646    $   548,646
  Due to subsidiaries .....................................       2,552           --
  Accrued expenses and other liabilities ..................      20,328         21,986
                                                              ---------    -----------
     Total liabilities ....................................     302,526        570,632
                                                              ---------    -----------

SHAREHOLDERS' EQUITY
  $3.375 Convertible preferred stock ......................     120,216        112,454
  $3.50 Series II convertible preferred stock .............     151,736        141,673
  Common stock ............................................         303            301
  Additional paid in capital ..............................     428,974        430,321
  Accumulated other comprehensive income ..................     (62,712)        19,995
  Accumulated deficit .....................................    (453,487)
  Treasury shares .........................................     (30,829)       (32,391)
  Notes receivable and other assets secured by common stock      (1,235)        (1,491)
                                                              ---------    -----------
     Total shareholders' equity ...........................     152,966        435,941
                                                              ---------    -----------
     Total liabilities and shareholders' equity ...........   $ 455,492    $ 1,006,573
                                                              =========    ===========

                See accompanying independent auditors' report.



                                                                   SCHEDULE II

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
             CONDENSED STATEMENTS OF CASH FLOWS For the years ended
                        December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                       1999         1998         1997
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss) .............................................   $(200,712)   $(422,930)   $  50,140
  Adjustments to reconcile net income (loss) to net cash
   provided (used) in operating activities:
     Amortization of intangibles and depreciation ...............       4,010        1,966        1,389
     Impairment provision associated with assets of
      Businesses Held for Sale ..................................        --          9,000         --
     Equity in (earnings) losses of subsidiaries ................     159,987      374,068      (76,524)
     Increase (decrease) in liabilities and due to subs .........      (1,839)      (6,164)      12,870

     Loss on sale of subsidiaries ...............................       1,898         --           --
     Other, net .................................................       3,914        2,644       (9,227)
                                                                    ---------    ---------    ---------
      Net cash used by operations ...............................     (32,742)     (41,416)     (21,352)
                                                                    ---------    ---------    ---------

Cash flows from investing activities:

  Acquisition of businesses .....................................        --        (73,858)        --
  Purchase of equity security ...................................        --         (5,000)     (20,000)
  Sale of equity security .......................................        --         30,500         --
  Settlement on sale of subsidiaries ............................      (9,002)        --           --
  Collections on mortgage loans .................................       1,238         --           --
  Sale of mortgage loans and limited partnerships ...............      10,238         --           --
  Principal payment on notes receivable from subsidiaries .......     204,211         --           --
  Dividend received from subsidiary .............................     120,549       44,327       14,677
  Capital contribution to subsidiary ............................     (27,668)      (7,853)     (14,889)
  Other, net ....................................................        --            712      (42,142)
                                                                    ---------    ---------    ---------
     Net cash provided (used) by investing activities ...........     299,566      (11,172)     (62,354)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:

  Issuance of notes payable .....................................        --        203,000      250,000
  Issuance of common stock ......................................        --              3         --
  Purchase of treasury stock ....................................        --           --        (28,760)
  Reduction of notes payable ....................................    (269,000)    (126,015)
  Redemption of preferred stock .................................        --           --        (14,705)
  Other, primarily dividends, net ...............................        --        (16,210)     (20,464)
                                                                    ---------    ---------    ---------
     Net cash provided by financing activities...................    (269,000)      60,778       86,071
                                                                    ---------    ---------    ---------

Net increase in cash ............................................      (2,176)       8,190        2,365
Cash and cash equivalents at beginning of year ..................      12,654        4,464        2,099
                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of year ........................   $  10,478    $  12,654    $   4,464
                                                                    =========    =========    =========
Supplemental Disclosure:
  Interest paid .................................................   $  38,014    $  37,849    $  20,946
  Taxes paid (refunded) .........................................         (55)        (213)        --
Non-cash financing activities:
  Redemption of Series C Preferred Stock ........................        --         22,227         --
  Debt assumed with acquisition .................................        --        115,015         --
  Issuance of common stock associated with the acquisition of the
   Fickes and Stone Knightsbridge Interests .....................        --          8,500         --
  Accrued and unpaid preferred stock dividends ..................      17,825        4,457         --
  Reissuance of treasury stock ..................................       1,562         --           --
  Other .........................................................        --            261        1,281

                See accompanying independent auditors' report.



                                                                  SCHEDULE III

                         PENNCORP FINANCIAL GROUP, INC.
                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                  Future
                                  Policy                                              Amorti-
                                 Benefits                             Benefits,     zation of
                    Deferred      Losses,                             Claims,       Deferred
                     Policy       Claims                   Net        Losses &       Policy       Other
                  Acquisition     & Loss     Premium    Investment   Settlement    Acquisition   Operating
                     Costs       Expenses    Revenue      Income      Expenses        Costs      Expenses
                  -----------   ----------   --------   ----------   -----------   -----------   ---------
1999
---------------
Fixed benefit .   $       456   $   27,503   $106,411   $   14,559   $    74,079   $     6,957   $  53,537
Life ..........       109,042    2,061,540    225,976      160,218       242,903        35,107      78,102
Accumulation ..         4,228      667,914      6,487       82,823        60,605         2,992      17,252
                  -----------   ----------   --------   ----------   -----------   -----------   ---------
 Total ........   $   113,726   $2,756,957   $338,874   $  257,600   $   377,587   $    45,056   $ 148,891
                  ===========   ==========   ========   ==========   ===========   ===========   =========

1998
---------------
Fixed benefit .   $      --     $   24,190   $216,219    $  25,826   $   160,135   $    27,251   $ 107,772
Life ..........       136,420    2,064,035    234,540      174,249       267,074        49,265      98,906
Accumulation ..         3,288      731,436      8,399      168,977       114,553         2,775      22,819
                  -----------   ----------   --------   ----------   -----------   -----------   ---------
  Total .......   $   139,708   $2,819,661   $459,158   $  369,052   $   541,762   $    79,291   $ 229,497
                  ===========   ==========   ========   ==========   ===========   ===========   =========

1997
---------------
Fixed benefit .   $   160,974   $  175,524   $168,974   $   19,206   $    54,630   $    19,386   $  73,488
Life ..........       122,376    1,342,563    169,518       94,442       164,878        24,154      59,879
Accumulation ..        26,767    1,771,838      7,074      159,589       104,781           783      12,878
                  -----------   ----------   --------   ----------   -----------   -----------   ---------
  Total .......   $   310,117   $3,289,925   $345,566   $  273,237   $   324,289   $    44,323   $ 146,245
                  ===========   ==========   ========   ==========   ===========   ===========   =========


                 See accompanying independent auditors' report



                                                                   SCHEDULE IV

                        PENNCORP FINANCIAL GROUP, INC.

                                  REINSURANCE

             For the years ended December 31, 1999, 1998, and 1997
                                (In thousands)

                                                                                                        Percentage
                                                              Ceded to       Assumed                    Of Amount
                                                  Gross         Other       from Other        Net         Assumed
                                                  Amount      Companies     Companies        Amount       to Net
                                                -----------   ----------   ------------    -----------  ----------
Year ended December 31, 1999:
   Life insurance in force ..................   $29,573,138   $5,511,902   $  1,090,479    $25,151,715
                                                ===========   ==========   ============    ===========

Premiums:
   Accident and health insurance ............   $   162,027   $   55,376   $         (9)   $   106,642        --%
   Life insurance/accumulation ..............       261,003       31,272          2,501        232,232       1.1%
                                                -----------   ----------   ------------    -----------
                                                $   423,030   $   86,648   $     2,492     $   338,874
                                                ===========   ==========   ===========     ===========

Year ended December 31, 1998:
   Life insurance in force ..................   $35,350,735   $5,501,096   $ 1,325,067     $31,174,706
                                                ===========   ==========   ===========     ===========

Premiums:
   Accident and health insurance ............   $   310,477   $   96,770   $      2,047    $   215,754       0.9%
   Life insurance/accumulation ..............       275,840       36,407          3,971        243,404       1.6%
                                                -----------   ----------   ------------    -----------
                                                $   586,317   $  133,177   $     6,018     $  459,158
                                                ===========   ==========   ===========     ==========

Year ended December 31, 1997:
   Life insurance in force ..................   $24,618,960   $4,366,266   $ 1,251,538     $21,504,232
                                                ===========   ==========   ===========     ===========

Premiums:
   Accident and health insurance ............   $   172,511   $    2,537   $       --      $   169,974        --%
   Life insurance/accumulation ..............       203,027       29,962          2,527        175,592       1.4%
                                                -----------   ----------   ------------    -----------
                                                $   375,538   $   32,499   $     2,527     $   345,566
                                                ===========   ==========   ===========     ===========

                See accompanying independent auditors' report.



                                                                    SCHEDULE V

                         PENNCORP FINANCIAL GROUP, INC.
              VALUATION AND QUALIFYING ACCOUNTS For the years ended
                        December 31, 1999, 1998 and 1997
                                 (In thousands)

                                      Balance at     Charge to   Charge to                    Balance at
                                      Beginning      Cost and     Other                         End of
                                      Of Period      Expenses    Accounts    Deductions         Period
                                      ---------      ---------   ---------   -----------      ----------
1999:
Mortgage loans on real estate .....   $   4,295      $    --     $   3,494   $     7,107      $      682
Accounts and notes receivable .....       6,201          1,250        --           1,541           5,910

1998:
Mortgage loans on real estate .....   $   6,721(a)   $  11,425   $    --     $    13,851(b)   $    4,295
Unearned loan charges .............       1,569           --          --           1,569(b)         --
Accounts and notes receivable .....       9,205(a)       4,449        --           7,453(b)        6,201

1997:
Mortgage loans on real estate .....   $   4,211      $   2,106   $    --     $       276      $    6,041
Allowance for bond losses .........         189           --          --             189            --
Unearned loan charges .............         266          1,806        --             503           1,569
Accounts and notes receivable .....       6,528          9,102        --           6,605           9,025

--------------
(a)  Includes amounts recorded as a purchase GAAP adjustment in conjunction with the acquisition of SW Financial.
(b)  Includes amounts transferred to assets of Businesses Held for Sale.


                See accompanying independent auditors' report.

                                      142
