Form 10-Q
period 2000-03-31
PENNCORP FINANCIAL GROUP INC /DE/
filed 2000-05-12
CIK 890449

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

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Stock shares outstanding as of May 9, 2000, was 29,194,731.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations and
                    Comprehensive Loss.........................................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Review by Independent Certified Public Accountants..........18
                  Independent Auditors' Review Report.........................19
         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................20
         Item 3. Quantitative and Qualitative Disclosures About Market Risk...32

PART II-- OTHER INFORMATION
         Item 1. Legal Proceedings............................................33
         Item 6. Exhibits and Reports on Form 8-K.............................35

SIGNATURE

INDEX TO EXHIBITS

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        2000           1999
                                                                                    -------------  ------------
                                                                                                   (UNAUDITED)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  1,931,371   $  2,363,690
   Equity securities available for sale, at fair value............................            38          2,008
   Mortgage loans on real estate, net.............................................        17,339         20,032
   Policy loans...................................................................       150,491        197,287
   Other investments..............................................................        28,226         26,570
                                                                                    ------------   ------------
     Total investments ...........................................................     2,127,465      2,609,587
Cash and cash equivalents.........................................................        75,763        141,636
Accrued investment income.........................................................        28,561         37,922
Accounts and notes receivable.....................................................         3,127         11,935
Present value of insurance in force...............................................       114,038        119,766
Deferred policy acquisition costs.................................................        75,452        113,726
Costs in excess of net assets acquired............................................        78,878         79,725
Income taxes, primarily deferred..................................................        82,508        111,517
OTHER ASSETS......................................................................        74,310         62,334
                                                                                    ------------   ------------
     Total assets ................................................................  $  2,660,102   $  3,288,148
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals................................................  $  2,245,926   $  2,756,957
   Notes payable..................................................................       179,646        279,646
   Accrued expenses and other liabilities.........................................        97,827         98,579
                                                                                    ------------   ------------
     Total liabilities                                                                 2,523,399      3,135,182
                                                                                    ------------   ------------

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,300,000...................................       122,157        120,216
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption
   value; authorized, issued and outstanding 2,875,000............................       154,251        151,736
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding
   30,143,416.....................................................................           303            303
Additional paid-in capital........................................................       428,974        428,974
Accumulated other comprehensive income (loss), net of income taxes (benefits).....       (51,164)       (62,712)
Accumulated deficit...............................................................      (486,030)      (453,487)
Treasury shares (948,685 at March 31, 2000 and 928,685 at December 31, 1999)......       (31,450)       (30,829)
Notes receivable and other assets secured by common stock.........................          (338)        (1,235)
                                                                                    ------------   ------------
     Total shareholders' equity...................................................       136,703        152,966
                                                                                    ------------   ------------
     Total liabilities and shareholders' equity ..................................  $  2,660,102   $  3,288,148
                                                                                    ============   ============

                      See accompanying Notes to Unaudited Consolidated Financial Statements.




                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ---------------------------
                                                                                      2000            1999
                                                                                  -------------  -------------
REVENUES:

   Premiums.....................................................................  $      12,356  $      81,392
   Interest sensitive policy product charges....................................         25,920         32,480
   Net investment income........................................................         43,123         86,107
   Other income.................................................................          2,965         10,945
   Net gains (losses) from the sale of investments..............................         (2,759)         2,179
   Net gains (losses) from sales of subsidiaries................................         (8,383)           996
                                                                                  -------------  -------------
       Total revenues...........................................................         73,222        214,099
                                                                                  -------------  -------------

BENEFITS AND EXPENSES:
   Policyholder benefits........................................................         57,256        128,627
   Amortization of present value of insurance in force and deferred
      policy acquisition costs..................................................          9,622         22,369
   Amortization of costs in excess of net assets acquired.......................            847          2,028
   Underwriting and other administrative expenses...............................         26,560         53,718
   Interest and amortization of deferred debt issuance costs....................          6,186         14,120
   Restructuring charge.........................................................             --              5
   Impairment provision associated with assets of businesses held for sale......             --         30,287
                                                                                  -------------  -------------
       Total benefits and expenses..............................................        100,471        251,154
                                                                                  -------------  -------------

Loss before income taxes........................................................        (27,249)       (37,055)
   Income taxes.................................................................            838          4,600
                                                                                  -------------  -------------
Net loss .......................................................................        (28,087)       (41,655)
   Preferred stock dividend requirements........................................          4,456          4,456
                                                                                  -------------  -------------
Net loss applicable to common stock.............................................  $     (32,543) $     (46,111)
                                                                                  =============  =============

PER SHARE INFORMATION:
Basic:
   Loss applicable to common stock..............................................  $       (1.11) $       (1.58)
                                                                                  =============  =============
Common shares used in computing basic loss per share............................         29,376         29,184
                                                                                  =============  =============
Diluted:
   Loss applicable to common stock..............................................  $       (1.11) $       (1.58)
                                                                                  =============  =============
Common shares used in computing diluted loss per share..........................         29,376         29,184
                                                                                  =============  =============
COMPREHENSIVE LOSS INFORMATION:
   Net loss.....................................................................  $     (28,087) $     (41,655)
   Change in unrealized foreign currency translation gains,
      net of income taxes.......................................................             --          1,070
   Change in unrealized holding gains (losses) arising during the period on securities available for sale, net of income taxes (benefits)
      of $894 and $(15,230).....................................................         (1,110)       (26,942)
   Reclassification adjustments for (gains) losses included in net loss.........          2,774         (1,835)
   Decrease in unrealized holding (gains) losses resulting from the sale
      of subsidiaries, net of income taxes (benefits) of $(5,322) and $175. ....          9,884           (488)
                                                                                  -------------  -------------
       Total comprehensive loss applicable to common stock......................  $     (16,539) $     (69,850)
                                                                                  =============  =============

                      See accompanying Notes to Unaudited Consolidated Financial Statements.



                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -----------------------------
                                                                                        2000            1999
                                                                                    -------------  --------------
Cash flows from operating activities:
   Net loss......................................................................  $     (28,087) $     (41,655)
   Adjustments to reconcile loss before extraordinary charge to net cash used by operating activities:
       Impairment provision associated with Assets of Businesses Held for Sale....             --         30,287
       Net (gain) loss from sales of subsidiaries.................................          8,383           (996)
       Capitalization of deferred policy acquisition costs........................         (7,945)       (26,864)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net..........          9,400         23,042
       Increase (decrease) in policy liabilities, accruals and other
         policyholder funds.......................................................         (9,190)         1,032
       Deferred income taxes......................................................           (775)           830
       Other, net.................................................................         18,158          2,319
                                                                                    -------------  -------------
           Net cash used by operating activities..................................        (10,056)       (12,005)
                                                                                    -------------  -------------
Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and short-term
     investments of $38,877 and $6,482 of subsidiaries sold.......................         64,449         33,740
   Purchases of fixed maturity securities available for sale......................        (73,587)      (435,218)
   Maturities of fixed maturity securities available for sale.....................         44,573        119,117
   Sales of fixed maturity securities available for sale..........................         36,018        341,378
   Acquisitions and originations of mortgage loans................................             --           (844)
   Sales of mortgage loans........................................................             --            195
   Principal collected on mortgage loans..........................................          2,645         13,021
   Other, net.....................................................................         (2,662)         2,425
                                                                                    -------------  -------------
       Net cash provided by investing activities..................................         71,436         73,814
                                                                                    -------------  -------------
Cash flows from financing activities:
   Reduction in notes payable.....................................................       (100,000)           (36)
   Receipts from interest sensitive policies credited to policyholder
     account balances.............................................................         37,846         57,774
   Return of policyholder account balances on interest sensitive products.........        (65,099)      (145,075)
                                                                                    -------------  -------------
       Net cash used by financing activities......................................       (127,253)       (87,337)
                                                                                    -------------  -------------
       Net decrease in cash.......................................................        (65,873)       (25,528)
Cash and cash equivalents at beginning of period (including $131,531 of cash
   and cash equivalents classified as businesses held for sale in 1999)...........        141,636        224,260
                                                                                    -------------  -------------
Cash and cash equivalents at end of period (including $76,211 of cash and
   cash equivalents classified as assets of businesses held for sale in 1999).....  $      75,763  $     198,732
                                                                                    =============  =============

Supplemental disclosures:
     Income taxes paid (refunded).................................................  $          --  $        (211)
                                                                                    =============  =============
     Interest paid................................................................  $       3,493  $       7,330
                                                                                    =============  =============
Non-cash financing activities:
     Accrued and unpaid preferred stock dividends.................................  $       4,456  $       4,456
                                                                                    =============  =============
     Stock received in consideration for notes receivable.........................  $         621  $          --
                                                                                    =============  =============

                      See accompanying Notes to Unaudited Consolidated Financial Statements.


                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (In thousands, except per share amounts)

1. BASIS OF PRESENTATION

PennCorp Financial Group, Inc. ("PennCorp" or the "Company") is an insurance holding company. Through its wholly-owned life insurance subsidiary; Pacific Life and Accident Insurance Company ("PLAIC"), and its wholly-owned subsidiaries, Southwestern Life Insurance Company ("Southwestern Life") and Security Life and Trust Insurance Company ("Security Life"), the Company offers a broad range of life, accumulation and accident and sickness insurance products through general agents. Additionally, the Company owns KB Management, LLC ("KB Management") which provides management and advisory services to the Company and its insurance subsidiaries; Marketing One, Inc. ("Marketing One"), a third party marketing organization and Southwestern Financial Corporation ("SW Financial"). As part of a subsidiary realignment, Southwestern Life and Security Life became wholly-owned subsidiaries of PLAIC as of July 30, 1999 and January 31, 2000, respectively.

Previously, the Company also owned Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life") (sold July 30, 1999); Peninsular Life Insurance Company ("Peninsular") (sold July 30, 1999); Professional Insurance Company ("Professional") (sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security") (sold February 4, 2000) and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life") (sold February 4, 2000); Constitution Life Insurance Company ("Constitution") (sold July 30, 1999), Union Bankers Insurance Company ("Union Bankers") (sold July 30, 1999), and Marquette National Life Insurance Company ("Marquette") (sold July 30, 1999); and Occidental Life Insurance Company
("OLIC") (sold February 4, 2000). United Life and Annuity Insurance Company ("United Life") (sold April 30, 1999) and KIVEX, Inc. ("KIVEX") (sold June 30,
1999). Operating results of all the subsidiaries sold have been reported herein as "Businesses Sold".

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts presented hereafter, except share amounts, are stated in thousands.

As further discussed in Note 3, PennCorp filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. These principles are established primarily by the Financial Accounting Standards Board ("FASB") and the American Institute of Certified Public Accountants ("AICPA"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, policy liabilities and accruals, present value of insurance in force, costs in excess of net assets acquired, the fair value of assets and liabilities classified as held for sale and deferred taxes. In addition, the Company must determine the requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. As additional information becomes available, or actual amounts are determinable, the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. In all instances, actual results could differ from estimates.

Certain prior period amounts have been reclassified to conform to current period presentation.

The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities."   SFAS  No.  133  defines   derivative   instruments  and  provides
comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. The Company is currently evaluating SFAS No. 133 but does not expect its adoption to have a material effect on its consolidated financial statements.

3. PETITION FOR RELIEF UNDER CHAPTER 11

On January 10, 2000, the Company announced that it had agreed to sell its Financial Services Division to Reassure America Life Insurance Company
("Reassure America") for $260,000 subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

On February 7, 2000 (the "Petition Date"), PennCorp filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, PennCorp has continued to operate and manage its assets and business as a debtor-in-possession as authorized by provisions of the Bankruptcy Code. None of the Company's insurance subsidiaries are involved in the Bankruptcy filing and management expects that the Company's insurance businesses will continue to operate in their normal course.

On February 28, 2000, the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers ("Sales Procedure Order").

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

Under the Recapitalization Plan, all existing shares of the Company's common stock will be canceled for no value, and the Company's existing senior and subordinated debt, with principal aggregating approximately $179,646 at March 31, 2000, will be paid in full in cash. Any and all other claims and liabilities of the Company will be paid in accordance with their terms.

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

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




On April 14, 2000 the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness. On May 8, 2000, the reinsurance transaction was consummated.

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

Following the filing of PennCorp's Chapter 11 petition, the New York Stock Exchange ("NYSE") suspended all trading in the Company's listed securities and has applied to the Securities and Exchange Commission for the removal of the Company's common stock and $3.375 convertible preferred stock listing and registration on the NYSE. In April 2000, following the approval by the Securities and Exchange Commission of the NYSE's applications, the Company's common stock and $3.375 convertible preferred stock were removed from listing and registration on the NYSE.

The condensed financial statements of the debtor-in-possession, PennCorp, as of March 31, 2000 and for the period from February 7, 2000 to March 31, 2000 are presented as follows:

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
                             CONDENSED BALANCE SHEET
                              AS OF MARCH 31, 2000
                      (AS FILED WITH THE BANKRUPTCY COURT)

ASSETS

   Cash and cash equivalents..................................    $    17,444
   Investment in subsidiaries.................................        313,389
   Accounts receivable........................................            103
   Prepaid expenses and other assets..........................          4,315
                                                                  -----------
     Total assets.............................................    $   335,251
                                                                  ===========
POST-PETITION LIABILITIES
   Accounts payable and accrued expenses......................    $       153
                                                                  -----------
PRE-PETITION LIABILITIES
   Notes payable..............................................        179,646
   Due to affiliates..........................................          1,322
   Accrued expenses and other liabilities.....................          9,388
                                                                  -----------
                                                                      190,356
SHAREHOLDERS' EQUITY
   Pre-petition stockholders' equity..........................        157,584
   Post-petition cumulative loss..............................        (12,842)
                                                                  -----------
       Total shareholders' equity.............................        144,742
                                                                  -----------
       Total liabilities and shareholders' equity.............    $   335,251
                                                                  ===========

The difference between the equity of $144,742 as reported to the Bankruptcy Court on April 17, 2000 and the equity of $137,175 as reported in the accompanying consolidated financial statements is principally due to accrual of the break fee of $6,000 associated with termination of the agreement to sell Southwestern Life and Security Life to Reassure America, the accrual of interest of $1,620 for the 9 1/4% senior subordinated notes, which was stayed by the bankruptcy filing and changes in the valuation of PennCorp's investment in subsidiaries. For many of the subsidiaries, financial statements for the three

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


months ended March 31, 2000 were not available at the time of the reporting to the Bankruptcy Court which is 15 calendar days from the end of the period.

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
                        CONDENSED STATEMENT OF OPERATIONS
             FOR THE PERIOD FROM FEBRUARY 7, 2000 TO MARCH 31, 2000
                      (AS FILED WITH THE BANKRUPTCY COURT)

Revenue:
   Interest income............................................... $       116
   Equity in losses of subsidiaries..............................      (9,359)
                                                                  -----------
       Total revenue.............................................      (9,243)
                                                                  -----------
Operating expenses:
   General and administrative expenses...........................         457
   Interest and amortization of deferred debt issuance costs.....       1,416
                                                                  -----------
       Total operating expenses..................................       1,873
                                                                  -----------
Loss before reorganization items and income taxes................     (11,116)

Reorganization items:
   Professional fees.............................................      (1,716)
                                                                  -----------
Loss before income taxes.........................................     (12,832)
Income taxes.....................................................         (10)
                                                                  -----------
       Net loss.................................................. $   (12,842)
                                                                  ===========

                         PENNCORP FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
                        CONDENSED STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM FEBRUARY 7, 2000 TO MARCH 31, 2000
                      (AS FILED WITH THE BANKRUPTCY COURT)

Cash flows from operating activities:
   Interest received.............................................  $        49
   Interest paid.................................................         (436)
   Franchise tax refunds.........................................           27
   Other operating expenses paid.................................         (112)
   Payments to affiliates........................................         (855)
                                                                   -----------
     Net cash used by operating activities before
        reorganization items.....................................       (1,327)
                                                                   -----------

Cash flows from reorganization items:
   Professional fees paid........................................         (272)
                                                                   -----------
Net decrease in cash.............................................       (1,599)
Cash and cash equivalents at beginning of period.................       19,043
                                                                   -----------
Cash and cash equivalents at end of period.......................  $    17,444
                                                                   ===========

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. DISPOSITIONS AND OTHER EVENTS

On February 4, 2000, the Company consummated the sale of the Payroll Sales Division (the Payroll Sales Division is comprised of AA Life and OLIC) receiving total cash proceeds of approximately $103,300. As a result of the sale, unrealized losses on securities available for sale decreased by $9,884. The Company recognized a loss of $8,383 from the sale. The Company used $100,000 of the proceeds to repay the Bank Credit Facility.

As of December 31, 1999 Southwestern Life owned 66,555 shares of redeemable preferred stock of Portsmouth Financial Group Inc. ("Portsmouth"), an affiliate. During the period ended March 31, 2000, Portsmouth was reorganized and merged into ROP Financial Group ("ROP"), and became a wholly-owned subsidiary of Southwestern Life. ROP has been included in the consolidated financial statements as of March 31, 2000. The principal impact on the consolidated financial statements is to increase other assets and other liabilities by $15,148 and $10,448, respectively, and with a corresponding decrease in invested assets of $4,700.

Associated with the termination of the existing employment agreements of two executives of the Company, the Company canceled non-recourse notes receivable secured by common stock of $621 in exchange for 20,000 shares of the Company's common stock owned by the two executives. The result was to increase treasury stock and decrease notes receivable.

5. NOTES PAYABLE

In anticipation of the filing of the Chapter 11 case, the Company and the lenders party to its existing bank credit facility ("Bank Credit Facility") executed a forbearance agreement ("Forbearance Agreement") whereby the lenders agreed to forbear from exercising their remedies under the Bank Credit Facility as a result of the event of default that occurred under the Bank Credit Facility when the Company commenced the Chapter 11 case. In connection with the commencement of the Chapter 11 Case, the Bank Credit Facility was superseded by a Cash Collateral Agreement dated as of February 8, 2000 (as amended, the "Cash Collateral Agreement"), by and among the Company, the lenders from time to time party thereto and The Bank of New York, as administrative agent. The Cash Collateral Agreement provides a mechanism for the Company to repay its currently outstanding borrowings and establishes certain covenants with which the Company must comply until all of the Company's outstanding loans (plus interest thereon) are repaid. Certain covenants strictly define the Company's ability to utilize any and all cash that is maintained in the cash collateral account held by the agent lender. As a result, the Company may utilize cash from the cash collateral account for only predetermined types of expenses and in specified amounts.

Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements until the maturity of the cash collateral agreement on June 30, 2000 (see Note 10). The Company has prepared a plan of reorganization which was filed with the Delaware Bankruptcy Court on April 5, 2000 which provides for the repayment of such indebtedness (see Note 10). With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to establish a new credit facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of subsidiaries and
(ii) obtaining regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. SELECTED PRO FORMA FINANCIAL INFORMATION

The following selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Payroll Sales Division (sold February 4, 2000) (see Note 4), the Career Sales Division (sold July 30,
1999), KIVEX (sold June 30, 1999), Professional (sold March 31, 1999) and the United Life Assets (sold April 30, 1999). The pro forma statement of operations information for the three month periods ended March 31, 2000 and 1999 gives effect to such sales as if they had occurred on January 1, 1999. The selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1999, or results which may occur in the future.

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 2000
                                                                                    ----------------------------
                                                                                     AS REPORTED      PRO FORMA
                                                                                    -------------  -------------
                                                                                            (IN THOUSANDS,
                                                                                       EXCEPT PER SHARE AMOUNTS)
     Total revenues...............................................................  $      73,222  $      70,954
     Loss before income taxes.....................................................        (27,249)       (21,632)
     Net loss.....................................................................        (28,087)       (21,895)
     Net loss applicable to common stock..........................................        (32,543)       (26,351)

     PER SHARE INFORMATION:

       Net loss applicable to common stock-basic..................................  $       (1.11) $       (0.90)
       Net loss applicable to common stock-diluted................................          (1.11)         (0.90)




                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 1999
                                                                                    ----------------------------
                                                                                     AS REPORTED     PRO FORMA
                                                                                    -------------  -------------
                                                                                            (IN THOUSANDS,
                                                                                       EXCEPT PER SHARE AMOUNTS)
     Total revenues...............................................................  $     214,099  $      82,532
     Loss before income taxes.....................................................        (37,055)       (18,995)
     Net loss.....................................................................        (41,655)       (19,016)
     Net loss applicable to common stock..........................................        (46,111)       (23,472)

     PER SHARE INFORMATION:

       Net loss applicable to common stock-basic..................................  $       (1.58) $       (0.80)
       Net loss applicable to common stock-diluted................................          (1.58)         (0.80)


                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. RESTRUCTURING CHARGES

The Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan"), the fourth quarter of 1998 (the "4th Quarter 1998 Plan") and the first quarter of 1998 (the "1st Quarter 1998 Plan"). The following reflects the impact of activity for the three months ended March 31, 2000 and 1999 on the restructuring accrual balances under the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan.

                                                                         PAID OR
                                                        BALANCE AT       CHARGED                    BALANCE AT
                                                       DECEMBER 31,      AGAINST                     MARCH 31,
   1999 PLAN                                               1999         LIABILITY    ADJUSTMENTS       2000
   ---------                                         --------------    -----------   -----------    -----------
   Severance and related benefits...................  $      2,374     $    (1,096)  $        --    $     1,278
   ESTIMATED HOLDING COSTS OF VACATED FACILITIES....         2,122              --            --          2,122
                                                      ------------     -----------   -----------    -----------
                                                      $      4,496     $    (1,096)  $        --    $     3,400
                                                      ============     ===========   ===========    ===========

   4TH QUARTER 1998 PLAN
   ---------------------

   SEVERANCE AND RELATED BENEFITS...................  $      1,067     $       (75)  $        --    $       992
                                                      ============     ===========   ===========    ===========

   1ST  QUARTER 1998 PLAN
   ----------------------

   ESTIMATED HOLDING COSTS OF VACATED FACILITIES....  $      1,814     $      (345)  $        --    $     1,469
                                                      ============     ===========   ===========    ===========


                                                                         PAID OR
                                                        BALANCE AT       CHARGED                    BALANCE AT
                                                       DECEMBER 31,      AGAINST                     MARCH 31,
   4TH QUARTER 1998 PLAN                                   1998         LIABILITY    ADJUSTMENTS       1999
   ---------------------                             --------------    -----------   -----------    -----------
   Severance and related benefits...................  $      2,274     $      (370)  $        --    $     1,904
   ESTIMATED CONTRACT TERMINATION COSTS.............            32              --            --             32
                                                      ------------     -----------   -----------    -----------
                                                      $      2,306     $      (370)  $        --    $     1,936
                                                      ============     ===========   ===========    ===========

   1ST QUARTER 1998 PLAN
   ----------------------

   Severance and related benefits...................  $        619     $      (289)  $         5    $       335
   ESTIMATED HOLDING COSTS OF VACATED FACILITIES....         2,205              --            --          2,205
                                                      ------------     -----------   -----------    -----------
                                                      $      2,824     $      (289)  $         5    $     2,540
                                                      ============     ===========   ===========    ===========


                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. BUSINESS SEGMENT INFORMATION

As a result of the sale of the Payroll Sales Division on February 4, 2000, the operating results of the Payroll Sales Division have been included in the Business Sold for all periods presented.

Segment data as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and 1999, are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
   PREMIUMS AND POLICY PRODUCT CHARGES:
       Financial Services Division..............................................    $      30,703  $      33,786
       Businesses Sold (United States)..........................................            7,573         69,162
       Businesses Sold (Canada).................................................               --         10,924
                                                                                    -------------  -------------
                                                                                    $      38,276  $     113,872
                                                                                    =============  =============

   OPERATING PROFIT (LOSS):
       Financial Services Division..............................................    $       1,635  $       2,542
       Businesses Sold..........................................................            2,806         10,179
                                                                                    -------------  -------------
                                                                                    $       4,441  $      12,721
                                                                                    =============  =============



                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2000            1999
                                                                                    -------------  -------------
   TOTAL ASSETS:
       Financial Services Division..............................................    $   2,635,321  $   2,645,337
       Businesses Sold..........................................................               --        598,011
       Corporate and other......................................................           24,781         44,800
                                                                                    -------------  -------------
                                                                                    $   2,660,102  $   3,288,148
                                                                                    =============  =============

Reconciliations of segment data to the Company's consolidated data are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
   TOTAL REVENUES:
       Segments--premiums and policy product charges.............................    $     38,276   $    113,872
       Net investment income....................................................           43,123         86,107
       Other income.............................................................            2,965         10,945
       Net gains (losses) from sale of investments..............................           (2,759)         2,179
       Net gains (losses) from sales of subsidiaries............................           (8,383)           996
                                                                                    -------------  -------------
                                                                                    $      73,222  $     214,099
                                                                                    =============  =============
   LOSS BEFORE INCOME TAXES:
       Segments.................................................................    $       4,441  $      12,721
       Corporate expenses and eliminations......................................          (14,362)        (8,539)
       Impairment provision associated with assets of Businesses Sold...........               --        (30,287)
       Interest and amortization of deferred debt issuance costs................           (6,186)       (14,120)
       Net gains (losses) on the sale of investments............................           (2,759)         2,179
       Net gains (losses)  from sales of subsidiaries...........................           (8,383)           996
       Restructuring costs......................................................               --             (5)
                                                                                    -------------  -------------
                                                                                    $     (27,249) $     (37,055)
                                                                                    =============  =============

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES

During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York ("District Court") against the Company and certain of its current or former directors and officers.

During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the District Court appointed lead plaintiffs on behalf of shareholders and noteholders. The District Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, the Company, David J. Stone, formerly a director and Chairman and Chief Executive Officer, and Steven W. Fickes, formerly a director and President and Chief Financial Officer was filed on March 15, 1999 (the "Complaint").

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

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. During 1999 the Company initiated an exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. Security Life denies the allegations in the petition and intends to vigorously defend this lawsuit. The trial court in which this case is pending has granted class certification in at least one other lawsuit involving similar types of claims. There can be no assurances that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The Company's insurance subsidiaries are required, at least annually, to perform cash flow and "Asset Adequacy Analysis" under differing interest rate scenarios. At December 31, 1999, Southwestern Life failed certain of those cash flow testing scenarios. As a result, Southwestern Life performed a series of expanded tests. Based upon the results of these expanded tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 1999. Factors that may require Southwestern Life to establish additional statutory reserves in future periods include changes in interest rates, timing of the emergence of insurance profits, persistency of the insurance in force, sales or reinsurance of blocks of insurance in force and mortality experience. Management actions that may mitigate the need for these additional reserves may include but are not limited to, new profitable business being added to the insurance in force, reinsurance or actions that impact persistency, mortality experience, interest spreads and costs to administer the insurance in force. Southwestern Life periodically monitors these factors to determine if additional statutory reserves will be required.

The Company's insurance subsidiaries had outstanding commitments to invest up to $6,929 in various limited partnership funds and other investments.

As of March 31, 2000, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as a part of the Sale of the United Life Assets. The Company may be obligated to repurchase certain of the mortgages sold. The amount of mortgages the Company may be required to repurchase is not expected to exceed approximately $1,600. At March 31, 2000, the Company has established a $1,200 liability related to these contingencies.

In addition, the Company has been notified by ING that it disputes certain federal income tax calculations under the provisions of the related purchase and sale agreement. Under the provisions of the purchase and sale agreement ING is to provide the Company with preliminary tax returns in order for the Company to evaluate any potential differential in tax amounts between closing and the final return preparation. To date ING has not provided such preliminary tax returns and hence the Company has not been able to fully evaluate the merits of ING's claim. At March 31, 2000, the Company has established a liability of $1,151 related to this contingency.

At March 31, 2000, the Company had a contingent obligation for mortgage loans previously sold aggregating $3,893 as a result of the Company acting as a servicing conduit.

10. SUBSEQUENT EVENTS

The Company filed a plan of reorganization with the Bankruptcy Court on April 5, 2000. On April 28, 2000 the Bankruptcy Court approved the adequacy of the Company's Disclosure Statement for its Plan of Reorganization. The approval allowed the Company to commence the solicitation of votes for approval of its Plan of Reorganization. Plan materials and ballots were mailed out the week of May 1, 2000 with a deadline of May 31, 2000 for recording completed ballots. A hearing to consider confirmation of the Plan and to consider any objections or proposed amendments or modifications thereto is scheduled for June 5, 2000.

                 PENNCORP FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company, the lenders party thereto and the Bank of New York, as administrative agent, entered into Amendment No. 2 to the Cash Collateral Agreement and Forbearance Agreement dated as of April 25, 2000 ("Amendment No. 2"). Amendment No. 2 waived any non-compliance with the Cash Collateral Agreement resulting solely from the consummation of the reinsurance agreement with Reinsurance Group of America ("RGA") on the deferred annuity business of Southwestern Life and Security Life (see below) and extended the maturity of the Cash Collateral Agreement and Forbearance Agreement to June 30, 2000. On May 8, 2000, the Company made a principal payment of $5,000 together with interest accrued through the date of prepayment in connection with Amendment No. 2. The execution, delivery and performance of Amendment No. 2 were approved by the Bankruptcy Court on April 28, 2000.

Effective May 1, 2000, Southwestern Life and Security Life consummated with RGA a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of approximately $434,250, which is equal to the amount of the reinsured statutory policy liabilities, net of a ceding allowance of approximately $15,750. The Company recorded a deferred gain of approximately $10,600, representing the difference between ceded policy liabilities calculated on a GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies and the cash transferred net of the ceding allowance. The deferred gain will be recognized in other income over the life of the reinsured block of business. Southwestern Life and Security Life retained the administration for the ceded block of business and are reimbursed by RGA for administrative costs at the rate of approximately $5.00 per annuity contract in force per year. During April 2000, the Company recognized approximately $5,772 in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The March 31, 2000 and 1999, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review is included on the following page.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders of PennCorp Financial Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PennCorp Financial Group, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and comprehensive loss for the three month periods ended March 31, 2000 and 1999, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated April 10, 2000, on the consolidated balance sheet of PennCorp Financial Group, Inc. as of and for the year ended December 31, 1999, contains an explanatory paragraph that states that PennCorp Financial Group, Inc. filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has filed a plan of reorganization and will seek confirmation of the Recapitalization Plan by the Bankruptcy Court. Should the recapitalization plan not be approved by the Bankruptcy Court, be materially delayed or not be consummated, the Company may have to sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated balance sheet as of December 31, 1999 does not include any adjustments that might result from the outcome of these uncertainties.

/S/KPMG LLP

Dallas, Texas
May 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999.

The following discussion should also be read in conjunction with the unaudited consolidated financial statements and related notes of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for PennCorp's products and trends in PennCorp's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of PennCorp to sell its products, the market value of PennCorp's investments and the lapse rate and profitability of insurance products; (2) PennCorp's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of PennCorp's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of PennCorp's products; (6)
increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to PennCorp's insurance subsidiaries by independent rating organizations such as A.M. Best, which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) cash flow testing at Southwestern Life; (10) PennCorp's continued ability to address Year 2000 issues; (11) PennCorp's ability to consummate the Recapitalization Plan; and (12) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

BANKRUPTCY PROCEEDINGS

On January 10, 2000, the Company announced that it had agreed to sell its Financial Services Division to Reassure America for $260 million subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

On February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, PennCorp has continued to operate and manage its assets and business as a debtor-in-possession as authorized by provisions of the Bankruptcy Code.

On February 28, 2000, the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers.

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

Under the Recapitalization Plan, all existing shares of the Company's common stock will be canceled for no value, and the Company's existing senior and subordinated debt, with principal currently aggregating approximately $180 million, will be paid in full in cash. Any and all other claims and liabilities of the Company will be paid in accordance with their terms.

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

On April 14, 2000 the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness. On May 8, 2000, the reinsurance transaction was consummated.

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

The Company filed a plan of reorganization with the Bankruptcy Court on April 5, 2000. On April 28, 2000, the Bankruptcy Court approved the adequacy of the Company's Disclosure Statement for its Plan of Reorganization. The approval allowed the Company to commence the solicitation of votes for approval of its Plan of Reorganization. Plan materials and ballots were mailed out the week of May 1, 2000 with a deadline of May 31, 2000 for recording completed ballots. A hearing to consider confirmation of the Plan and to consider any objections or proposed amendments or modifications thereto is scheduled for June 5, 2000, with consummation of the recapitalization transaction anticipated to occur promptly following confirmation.

GENERAL

Historically, the Company, through its three operating divisions, provides accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. The Company's products are sold through several distribution channels, including exclusive agents, independent general agents, financial institutions, and payroll deduction programs, and are targeted primarily to lower and middle-income individuals in rural and suburban areas. These products are primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities. During 1999 and the first two months of 2000, the Company disposed of its Career Sales Division, Payroll Sales Division and certain operating subsidiaries. Each disposition impacted certain distribution channels and related products historically utilized by the Company.

The Company's financial condition and results of operations for the periods covered by this and future "Management's Discussion and Analysis of Financial Condition and Results of Operations" are or will be affected by several common factors, each of which is discussed below.

DISPOSITIONS AND OTHER TRANSACTIONS. On January 10, 2000, the Company announced that it had agreed to sell its Payroll Sales Division to a company formed by Thoma Cressey Equity Partners for approximately $102.0 million subject to certain adjustments. On February 4, 2000, the Company consummated the sale of the Payroll Sales Division for cash proceeds of approximately $103.3 million. The Company used $100.0 million of the proceeds to repay the Bank Credit Facility.

As part of a series of pre-restructuring transactions, Southwestern Life and Security Life paid extraordinary dividends consisting of affiliate notes and securities aggregating $15,461 and $14,167, respectively.

Effective May 1, 2000, Southwestern Life and Security Life consummated with RGA a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of approximately $434.3 million, which is equal to the amount of the reinsured statutory policy liabilities, net of a ceding allowance of approximately $15.8 million. The Company recorded a deferred gain of approximately $10.6 million, representing the difference between ceded policy liabilities calculated on a
GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies and the cash transferred net of the ceding allowance. The deferred gain will be recognized in other income over the life of the reinsured block of business. Southwestern Life and Security Life retained the administration for the ceded block of business and will be reimbursed by RGA for administrative costs at the rate of approximately $5.00 per annuity contract in force per year. During April 2000, the Company recognized approximately $5.8 million in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction. In addition, the Company will receive a monthly trail commission equal to one-twelfth of 0.32% of outstanding statutory reserves.

RESTRUCTURING AND OTHER COSTS. The Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan") and the fourth quarter of 1998 (the "4th Quarter 1998 Plan") and the first quarter of 1998 (the "1st Quarter 1998 Plan").

The following reflects the impact of activity for the three months ended March 31, 2000 and 1999 on the restructuring accrual balances under the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan (in thousands):

                                                                         PAID OR
                                                        BALANCE AT       CHARGED                    BALANCE AT
                                                       DECEMBER 31,      AGAINST                     MARCH 31,
   1999 PLAN                                               1999         LIABILITY    ADJUSTMENTS       2000
   ---------                                         --------------    -----------   -----------    -----------
   Severance and related benefits...................  $      2,374     $    (1,096)  $        --    $     1,278
   Estimated holding costs of vacated facilities....         2,122              --            --          2,122
                                                      ------------     -----------   -----------    -----------
                                                      $      4,496     $    (1,096)  $        --    $     3,400
                                                      ============     ===========   ===========    ===========
   4TH QUARTER 1998 PLAN
   ---------------------

   Severance and related benefits...................  $      1,067     $       (75)  $        --    $       992
                                                      ============     ===========   ===========    ===========

   1ST  QUARTER 1998 PLAN
   ----------------------

   Estimated holding costs of vacated facilities....  $      1,814     $      (345)  $        --    $     1,469
                                                      ============     ===========   ===========    ===========

                                                                         PAID OR
                                                        BALANCE AT       CHARGED                    BALANCE AT
                                                       DECEMBER 31,      AGAINST                     MARCH 31,
   4TH QUARTER 1998 PLAN                                   1998         LIABILITY    ADJUSTMENTS       1999
   ---------------------                             --------------    -----------   -----------    -----------
   Severance and related benefits...................  $      2,274     $      (370)  $        --    $     1,904
   Estimated contract termination costs.............            32              --            --             32
                                                      ------------     -----------   -----------    -----------
                                                      $      2,306     $      (370)  $        --    $     1,936
                                                      ============     ===========   ===========    ===========
   1ST QUARTER 1998 PLAN
   ---------------------

   Severance and related benefits...................  $        619     $      (289)  $         5    $       335
   Estimated holding costs of vacated facilities....         2,205              --            --          2,205
                                                      ------------     -----------   -----------    -----------
                                                      $      2,824     $      (289)  $         5    $     2,540
                                                      ============     ===========   ===========    ===========

YEAR 2000 ISSUES

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

Since the February 7, 2000 bankruptcy petition filing, the Company has been managing its assets as a "debtor-in-possession" (see Note 3 of Notes to Unaudited Consolidated Financial Statements). In anticipation of the filing of the Chapter 11 Case, the Company and the lenders party to the Bank Credit Facility executed a forbearance agreement ("Forbearance Agreement") whereby the lenders agreed to forbear from exercising their remedies under the Bank Credit Facility as a result of the event of default that occurred under the Bank Credit Facility when the Company commenced the Chapter 11 Case.

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

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

The following table shows the cash sources and uses of the parent company on a projected basis for the remaining 2000 and on an actual basis for the periods February 8, 2000 to March 31, 2000 (as a debtor-in-possession), January 1, 2000 to February 7, 2000 and for the three months ended March 31, 1999 (in thousands):

                                                           PROJECTED
                                                            PERIOD         PERIOD        PERIOD        THREE
                                                        APRIL 1, 2000    FEBRUARY 8,    JANUARY 1,     MONTHS
                                                              TO           2000 TO      2000 TO         ENDED
                                                         DECEMBER 31,      MARCH 31,   FEBRUARY 7,    MARCH 31,
                                                            2000(1)          2000         2000          1999
                                                        --------------  ------------  -------------  -----------
   Cash sources:
     Cash from subsidiaries..........................  $     64,800    $         --   $    130,127   $    18,311
     Issuance of common stock........................        47,500              --             --            --
     Additional borrowings...........................        90,000              --             --            --
     Other investment income.........................           189              49             44           124
     Other, net......................................            --              27             26            12
                                                       ------------    ------------   ------------   -----------
         TOTAL SOURCES...............................       202,489              76        130,197        18,447
                                                       ------------    ------------   ------------   -----------

   Cash uses:
     Interest paid on indebtedness...................        12,879             436          3,057         7,330
     Operating expenses, including restructuring charges     11,236             384         18,575         4,930
     Reduction of notes payable......................       180,021              --        100,000            --
     Costs of recapitalization.......................        13,500              --             --            --
     Capital contributions to subsidiaries...........            --              --             --         3,303
     Other, net......................................            --             855             --            --
                                                       ------------    ------------   ------------   -----------
         TOTAL USES..................................       217,636           1,675        121,632        15,563
                                                       ------------    ------------   ------------   -----------

   Increase (decrease) in cash and short-term
     investments ....................................       (15,147)         (1,599)         8,565         2,884
   Cash and short-term investments at beginning of
     period .........................................        17,444          19,043         10,478        12,654
                                                         ----------    ------------   ------------   -----------
   Cash and short-term investments at end of period..  $      2,297    $     17,444   $     19,043   $    15,538
                                                       ============    ============   ============   ===========

   ---------------
   (1) Projected amounts are on pro forma basis which considers the impact of the Recapitalization Plan as if such plan is consummated on June 15, 2000. There can be no assurance that the Recapitalization Plan will be consummated in its current form or at all.

CASH SOURCES

CASH FROM SUBSIDIARIES. Cash generated by the Company's insurance subsidiaries is made available to PennCorp principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (sold February 4, 2000) (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division and the surplus notes issued by Pioneer Security were repaid in full in connection with the consummation of the sale of the Payroll Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million. As part of a subsidiary realignment in conjunction with the Payroll Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $35.0 million. With respect to Constitution, Pioneer Security and PLAIC (as a result of its surplus debentures issued as of July 30, 1999 and January 31, 2000), the surplus debenture payments have been made to non- insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $154.1 million and $258.3 million as of March 31, 2000 and December 31, 1999, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow PennCorp to meet its cash requirements.

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

CASH SOURCES AND USES FOR THE PERIOD FEBRUARY 8, 2000 TO MARCH 31, 2000

During the period from February 8, 2000 to March 31, 2000 the Company (as a debtor-in-possession) received $49 of short- term investment income and $27 from a tax refund. The Company paid $436 in interest on its senior debt and incurred $384 of operating expenses. The Company made payments of $855 to a non-insurance subsidiary representing a return of the subsidiary's funds previously swept to the cash collateral account.

CASH SOURCES AND USES FOR THE PERIOD JANUARY 1, 2000 TO FEBRUARY 7, 2000

As part of series of pre-restructuring transactions, Security Life became a wholly-owned subsidiary of PLAIC. In addition, PLAIC was permitted to prepay $20.4 million of principal and interest on its surplus debenture to SW Financial, which then paid these funds as a dividend to the Company. On February 4, 2000, AA Holdings sold the companies in the Payroll Sales Division for $103.3 million. The net proceeds to the parent company after repayment of intercompany borrowings to insurance company affiliates of PennCorp was $97.0 million. In addition, the Company received a $12.7 million dividend from AA Holdings. Of the proceeds, $100.0 million were used to repay a portion of the Company's Bank Credit Facility.

For the period from January 1, 2000 to February 7, 2000, the Company paid $10.0 million in employment contract obligations and $280,000 in transaction bonuses ($8.3 million had been accrued and expensed prior to December 31, 1999) under executive employment agreements with certain senior executives of the Company and its subsidiaries. In addition, the Company paid $2.0 million for insurance coverage, principally to cover possible indemnification claims arising from a breach of the representations and warranties contained in each of the subsidiary and asset sale agreements, $1.9 million in retainers to professional services firms and $3.5 million for other professional and legal services. Interest totaling $3.1 million was paid during the period in order to bring the Bank Credit Facility current.

CASH SOURCES AND USES FOR THE THREE MONTHS ENDED MARCH 31, 1999

CASH FROM SUBSIDIARIES. For the three months ended March 31, 1999, the Company received surplus debenture interest and principal payments from PLAIC of $456,000, and received dividends and tax sharing payments of $17.8 million from non- insurance intermediate holding companies. The Surplus Note Companies refunded taxes of $378,000 to their respective subsidiaries during the three months ended March 31, 1999.

INTEREST PAID ON INDEBTEDNESS. During the three months ended March 31, 1999, the Company made interest payments totaling $7.3 million.

OPERATING EXPENSES, INCLUDING RESTRUCTURING CHARGES. During the three months ended March 31, 1999, the Company directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by the parent company during the three months ended March 31, 1999 aggregated $1.6 million. During the three months ended March 31, 1999, the parent company also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $594,000. Operating expenses for the three months ended March 31, 1999 also include costs aggregating $733,000 associated with the pending class action securityholder litigation and the SEC investigation.

CAPITAL CONTRIBUTIONS TO SUBSIDIARIES. For the three months ended March 31, 1999, the Company made capital contributions to subsidiaries totaling $3.3 million. The contribution was made to PLAIC to make a subsequent capital contribution to PLIC.

PROJECTED CASH SOURCES AND USES FOR THE REMAINING NINE MONTHS OF 2000

The pro forma schedule of cash sources and uses of the parent company for the remaining nine months of 2000, assumes the consummation of the Recapitalization Plan in June of 2000. As part of this plan, additional equity of $47.5 million would be contributed and the Company would enter into a new $95.0 million credit facility of which $90.0 million is anticipated to be drawn during 2000. Existing senior and subordinated debt with a principal balance of $180.0 million would be repaid. The parent company would receive approximately $55.0 million from PLAIC as principal repayment on the existing surplus debenture. The $55.0 million would be made available to PLAIC from proceeds received as the result of an extraordinary dividend from Southwestern Life and Security Life, which is subject to approval by the Texas Department of Insurance. Projected cash sources also include $9.8 million in dividends and principal and interest payments on the surplus debenture. Closing costs associated with the Recapitalization Plan are estimated to aggregate $13.5 million.

Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements until the maturity of the cash collateral agreement on June 30, 2000 (see Note 10 of Notes to Unaudited Consolidated Financial Statements). The Company filed a plan of recapitalization with the Delaware Bankruptcy Court which will provide for the repayment of such indebtedness (see Note 3 of Notes to Unaudited
Consolidated Financial Statements). With respect to current liquidity projections, there can be no assurances actual liquidity sources will develop. In the event of a shortfall of actual liquidity sources, and as a result of the necessity of the Company to establish a new credit facility, the Company will explore options to generate any necessary liquidity, such as: (i) the sale of subsidiaries and (ii) obtaining regulatory approval for extraordinary dividends from its insurance subsidiaries (which is unlikely at the present time). If the Company is unable to obtain sufficient liquidity to meet its projected cash requirements, such failure could result in a default on one or more obligations and the holders thereof would be entitled to exercise certain remedies, including the acceleration of the maturity of the entire indebtedness and commencing legal proceedings to collect the indebtedness. In such event, the Company will examine and consider the range of available alternatives to the Company at that time.

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

CASH FLOW FROM OPERATING ACTIVITIES. Cash provided (used) by operating activities, excluding the parent company, were $13.1 million and $(337,000) for the three months ended March 31, 2000 and 1999, respectively. The increasing trend in cash flow from operating activities principally resulted from decreasing costs associated with: (i) year 2000 remediation at all of the insurance subsidiaries; (ii) reduced costs as a result of strategic business evaluations and associated restructuring of the Company and (iii) sale of KIVEX, which used cash from operating activities due to its rapid growth in 1999.

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

During the three months ended March 31, 2000 and 1999, the Company's subsidiaries sold $36.0 million and $341.4 million of fixed maturity and equity securities, and purchased $73.6 million and $435.2 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities, meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits and to improve the quality of the investment portfolio or avoid prepayment risks.

CASH FLOW FROM FINANCING ACTIVITIES. Cash used by financing activities, excluding the parent company, were $157.4 million and $101.9 million for the three months ended March 31, 2000 and 1999, respectively. Cash outflows during the three months ended March 31, 2000 and 1999 include dividends and surplus debenture principal payments aggregating $130.1 million and $17.9 million, respectively, made to the parent company. For the three months ended March 31, 1999 PennCorp made a $3.3 million capital contribution to PLAIC to make a subsequent contribution to PLIC. In addition, policyholder surrenders exceeding deposits by $27.3 million and $87.3 million for the three months ended March 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 and 1999, the Company has prepared the following selected pro forma financial information for the Company's Financial Services Division (Southwestern Life and Security Life) and Businesses Sold (Payroll Sales Division, Career Sales Division, Professional, the United Life Assets and KIVEX). As a result of the sale of the Payroll Sales Division on February 4, 2000, the operating results of the Payroll Sales Division have been included in the Businesses Sold for all periods presented. The selected pro forma financial information by operating division is defined as pre-tax income
(loss) excluding the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale ((i), (ii) and (iii) collectively, "Operating Income (Loss)"). The Company considers operating income (loss) to reflect a division's "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting each of the Company's divisions. This information is used by the Company's principal decision makers to evaluate the performance of each division as it eliminates the impact of transactions that the Company considers to be unrelated to the core operating results of the divisions. Other companies that operate primarily in the life insurance industry may or may not use similar measures.

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

The following selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the transactions described above been made as of January 1, 1999, or the results which may occur in the future.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ---------------------------
                                                                                        2000            1999
                                                                                    -------------  ------------
                                                                                           ($ IN THOUSANDS)
   Retained Business--Financial Services Division:
     Operating income...........................................................    $       1,635  $       2,542
     Net investment gains (losses)..............................................           (2,720)         1,122
     Restructuring costs........................................................               --            (38)
                                                                                    -------------  -------------
                                                                                           (1,085)         3,626
                                                                                    -------------  -------------
   Businesses Sold:
     Operating income (loss)....................................................            2,806         10,179
     Net investment gains (losses)..............................................              (39)         1,057
     Restructuring costs........................................................               --             33
     Net gains (losses)  from sale of subsidiaries..............................           (8,383)           996
     Impairment valuation.......................................................               --        (30,287)
                                                                                    -------------  -------------
                                                                                           (5,616)       (18,022)
                                                                                    -------------  -------------
   Corporate:
     Interest and amortization of deferred
       debt issuance cost.......................................................           (6,186)       (14,120)
     Corporate expenses, eliminations and other.................................          (14,362)        (8,539)
                                                                                    -------------  -------------
                                                                                          (20,548)       (22,659)
                                                                                    -------------  -------------
   Loss before income taxes.....................................................    $     (27,249) $     (37,055)
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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
                                                                                           ($ IN THOUSANDS)
   Revenues:
     Policy revenues............................................................    $      30,703  $      33,786
     Net investment income......................................................           40,562         41,872
     Other income...............................................................            2,330          1,323
                                                                                    -------------  -------------
                                                                                           73,595         76,981
                                                                                    -------------  -------------
   Benefits and expenses:
     Total policyholder benefits................................................           51,912         55,370
     Insurance related expenses.................................................            9,771          9,500
     Other operating expenses...................................................           10,277          9,569
                                                                                    -------------  -------------
                                                                                           71,960         74,439
                                                                                    -------------  -------------
       Pre-tax operating income.................................................    $       1,635  $       2,542
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

Premiums, net of reinsurance, by major product line for the three months ended March 31, 2000 and 1999 are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
                                                                                           ($ IN THOUSANDS)
   Life premiums:
     Universal life (first year)................................................    $       2,210  $       2,518
     Universal life (renewal)...................................................           25,233         19,510
     Yearly renewable term reinsurance on universal life........................           (2,558)        (2,142)
     Traditional life (first year)..............................................            1,461          2,843
     Traditional life (renewal).................................................            7,889          8,263
                                                                                    -------------  -------------
       Life premiums, net of reinsurance........................................           34,235         30,992

   Annuity premiums.............................................................            1,913          2,768

   Fixed benefit premiums:
     Long-term care premiums net of reinsurance.................................              181            405
                                                                                    -------------  -------------
       Premiums, net of reinsurance.............................................           36,329         34,165
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities...................................................          (29,356)       (24,796)
                                                                                    -------------  -------------
         Premiums on products with mortality or
           morbidity risk.......................................................            6,973          9,369
   Fees and surrender charges on interest
     sensitive products.........................................................           23,730         24,417
                                                                                    -------------  -------------
         Policy revenues........................................................    $      30,703  $      33,786
                                                                                    =============  =============

Life premiums net of reinsurance increased 10.5% during the three months ended March 31, 2000. Life premiums collected, net of reinsurance, were $34.2 million for the three months ended March 31, 2000 compared with $31.0 million in the comparable period of 1999. First year universal life premiums decreased 12.2% in the three months ended March 31, 2000, to $2.2 million and first year traditional life decreased 48.6% to $1.4 million. The decline is partially attributable to lower sales at Security Life. The decision to cease new life sales at Security Life was announced during the third quarter of 1999 as a result of management's decision to reduce costs and concentrate its marketing efforts at Southwestern Life. In addition, first year traditional life premiums at Southwestern Life decreased 53.9% to $1.1 million for the three months ended March 31, 2000 compared with the comparable 1999 period principally due to a decrease in single premiums of $1.0 million, which can vary significantly from period to period.

Universal life and traditional life renewal premiums increased $5.3 million or 19.3% for the three months ended March 31, 2000 compared with the comparable 1999 period. The increase reflects the completion of the Security Life exchange or refund program at December 31, 1999. The exchange or refund program was instituted by Security Life on January 1, 1999 for policyholders of certain types of interest sensitive insurance contracts and resulted in a refund of premiums of $5.6 million during the three months ended March 31, 1999. Universal life and traditional life renewal premiums at Southwestern Life increased by 4.3% to $20.6 million for the three months ended March 31, 2000 compared with the comparable 1999 period. Annuity premiums of $1.9 million for the three months ended March 31, 2000 were less than premiums of $2.8 million in the comparable period of 1999. Annuity sales are likely to continue to decline unless market conditions for fixed annuities become more favorable and Southwestern Life's ratings improve.

NET INVESTMENT INCOME. Net investment income decreased 3.1% to $40.6 million for the three months ended March 31, 2000 due to a decrease in invested assets partially offset by an increase in yields on investments. Average invested assets declined approximately $207.3 million for the three months ended March 31, 2000 compared with the comparable period in 1999. Most of this decrease resulted from the need to liquidate invested assets to provide cash to fund surrenders of annuities and universal life products. Most of the surrenders involved annuities which had reached the end of their surrender fee period. A continued decline in the invested asset base and related investment income is anticipated as surrenders are expected to remain high over the next few years as more annuity contracts in force reach the end of the surrender fee periods without the insurance companies actively marketing other replacement business for these accumulation products. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have increased to 7.2% for the three months ended March 31, 2000 compared to 7.0% for the three months ended March 31, 1999.

OTHER INCOME. Other income increased $1.0 million to $2.3 million for the three months ended March 31, 2000. The increase principally reflects changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

TOTAL POLICYHOLDER BENEFITS. The following table shows the components of total policyholder benefits for the three months ended March 31, 2000 and 1999:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
                                                                                           ($ IN THOUSANDS)
   Death benefits...............................................................    $      22,994  $      20,162
   Other insurance policy benefits and change
     in future policy benefits..................................................           28,918         35,208
                                                                                    -------------  -------------
   Total policyholder benefits..................................................    $      51,912  $      55,370
                                                                                    =============  =============

Policyholder benefits decreased 6.2% to $51.9 million for the three months ended March 31, 2000 compared with the comparable 1999 period. Death benefits increased $2.8 million or 14.0% for the three months ended March 31, 2000 compared with the comparable 1999 period. Death benefits may vary significantly from period to period. Other policy benefits and change in policy benefits decreased $6.3 million or 17.9% for the three months ended March 31, 2000 compared with the comparable 1999 period. The decrease is attributable to a decline in interest credited to universal life and annuity policies at Security Life as a result of fewer policies in force following the exchange program, surrender activity and the absence of new business production. In addition, higher death benefits during 2000 result in a larger decrease in reserves as a result of reserves released at death when compared to the 1999 period.

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $531.0 million as of March 31, 2000 and $527.1 million as of December 31, 1999, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contract by $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management actions including potential sales disruption and the threat of litigation.

INSURANCE RELATED EXPENSES. Insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $271,000 during the three months ended March 31, 2000 compared with the comparable 1999 period. The increase during the three months ended March 31, 2000 principally reflects the decision by management to accelerate payment of approximately $2.2 million of accumulation bonuses owed to agents. The increase was partially offset by a decrease to non-deferrable commissions at Security Life resulting from decreases in new and renewal premium and an adjustment of approximately $700,000 based upon a re-evaluation of credit balances with terminated or inactive agents. The remainder of the difference is principally due to the effect of unlocking assumptions for certain interest-sensitive blocks of business during each of the three month periods ended March 31, 2000 and 1999.

OTHER OPERATING EXPENSES. For the three months ended March 31, 2000, other operating expenses (including general operating, overhead and policy maintenance) increased $708,000 from the comparable period in 1999. The increase principally results from a reduction in deferred expenses as a result of ceasing new business production at Security Life and a guaranty fund refund of approximately $400,000 received by Southwestern Life in the first quarter of 1999, offset by a reduction in non- deferrable expenses related to costs associated with year 2000 remediation efforts and systems conversions for Security Life as these projects were substantially completed in 1999.

BUSINESSES SOLD

Businesses Sold include the operations of the Payroll Sales Division (sold February 4, 2000), the Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), Professional (sold March 31, 1999) and the United Life Assets (sold April 30, 1999). The following description of these operations was applicable prior to their respective dates of sale. The Payroll Sales Division includes the operations of AA Life and OLIC. AA Life markets and underwrites customized life insurance and accumulation products to U.S. military personnel and federal employees through a general agency force. OLIC provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. The Career Sales Division includes the operations of Penn Life, markets and underwrites fixed benefit accident and sickness products and, to a lesser extent, life products through a sales force exclusive to the Company throughout the United States and Canada and includes the operations of Union Bankers, Marquette and Constitution. KIVEX is an internet service provider. Professional provides individual fixed benefit and life products utilizing a network of independent agents primarily in the southeastern United States through employer- sponsored payroll deduction programs. United Life principally markets fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
                                                                                           ($ IN THOUSANDS)
   Revenues:
     Policy revenues............................................................    $       7,573  $      80,086
     Net investment income......................................................            2,907         42,780
     Other income...............................................................              212          6,647
                                                                                    -------------  -------------
                                                                                           10,692        129,513
                                                                                    -------------  -------------
   Benefits and expenses:
     Total policyholder benefits................................................            5,344         73,257
     Insurance related expenses.................................................              978         14,137
     Other operating expenses...................................................            1,564         31,940
                                                                                    -------------  -------------
                                                                                            7,886        119,334
                                                                                    -------------  -------------
     Pre-tax operating income (loss)............................................    $       2,806  $      10,179
                                                                                    =============  =============


POLICY REVENUES. Policy revenues declined 90.5% or $72.5 million in the three months ended March 31, 2000 compared to the comparable 1999 period. The decline is primarily attributable to the sale of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

NET INVESTMENT INCOME. Net investment income decreased $39.9 million during the three months ended March 31, 2000 compared to the comparable 1999 period. The decrease is primarily attributable to the sales of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999. July 30, 1999 and February 4, 2000, respectively.

OTHER INCOME. Other income decreased $6.4 million in the three months ended March 31, 2000 compared to the comparable 1999 period. Most of the decrease is attributable to the sale of KIVEX on June 30, 1999.

TOTAL POLICYHOLDER BENEFITS. Policyholder benefits decreased $67.9 million in the three months ended March 31, 2000 compared to the comparable 1999 period. The decrease is attributable to the sales of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $13.2 million to $978,000 for the three months ended March 31, 2000 compared to the comparable 1999 period. Most of the decrease is attributable to the sales of Professional and the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

OTHER OPERATING EXPENSES. Other operating expenses (including general operating, overhead and policy maintenance) decreased $30.4 million and in the three months ended March 31, 2000 compared to the comparable 1999 period. The decrease is principally attributable to the sales of Professional, United Life, KIVEX, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, June 30, 1999, July 30, 1999 and February 4, 2000, respectively.

GENERAL CORPORATE

INTEREST AND AMORTIZATION OF DEFERRED DEBT ISSUANCE COSTS. Interest and amortization of deferred debt issuance costs decreased $7.9 million for the three months ended March 31, 2000 compared to the comparable 1999 period. The decrease is principally a result of principal repayments under the bank credit facility. As a result of the sales of the Payroll Sales Division, the Career Sales Division, KIVEX, the United Life Assets and Professional, the Company reduced the outstanding Bank Credit Facility by $367.0 million. In addition, the Company repaid an additional $2.0 million of indebtedness as a result of liquidity at the parent company above the amounts prescribed in the Bank Credit Facility. The decrease was partially offset by higher weighted average borrowing costs and additional costs associated with credit facility fees. These are a direct result of the Company's current financial position. In addition, during
the three  month  period  ended  March  31,  1999,   the  Company   accelerated
amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt- Arrangements," as a result of the amendment to the Bank Credit Facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs to be amortized in proportion to the impact of periodic changes in a credit facility as compared with its original terms.

CORPORATE EXPENSES, ELIMINATIONS AND OTHER. Corporate expenses, eliminations and other costs were $14.4 million and $8.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase is principally attributable to a break fee of $6.0 million that was accrued to be paid to Reassure America upon the termination of the contract to sell Southwestern Life and Security Life.

INCOME TAXES (BENEFITS). For the three months ended March 31, 2000, the Company recognized income tax expense of $838,000 on loss before taxes of $27.2 million. For the three months ended March 31, 1999, income tax expense was $4.6 million on loss before taxes of $37.1 million. The unusual effective tax rates in 2000 and 1999 are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Sold and a tax valuation allowance, primarily representing unrecoverable net operating loss carryforwards at certain non-life companies.

NET INVESTMENT GAINS (LOSSES). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. Sales of securities resulted in the Company realizing gains (losses) of $(2.8) million and $2.2 million, during the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000 and 1999, the Company liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $27.3 million and $87.3 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. Downward movement in market interest rates during the first three months of 2000 resulted in a decline in the unrealized depreciation of the bond portfolio since the end of 1999. However, the Company's assets and liabilities portfolio and its exposure to market risk has not changed materially from its position at December 31, 1999. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. During 1999 the Company has initiated an exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. Security Life denies the allegations in the petition and intends to vigorously defend this lawsuit. The trial court in which this case is pending has granted class certification in at least one other lawsuit involving similar types of claims. There can be no assurances that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     2.1 Stock Purchase Agreement, dated as of January 7, 2000, by and between Reassure America Life Insurance Company and the Company. (2)

     2.2 Stock Purchase Agreement, dated as of January 8, 2000, by and between Pioneer-Occidental Holdings Company and American-Amicable Holdings Corporation. (2)

     2.3  Amendment to Stock Purchase  Agreement,  dated as of February 4, 2000,
          by   and   between   American-Amicable    Holdings   Corporation   and
          Pioneer-Occidental Holdings Company. (3)


           Management Compensation Related Agreements

         10.1 Executive Employment Agreement dated January 28, 2000, by and between the Company and Keith A. Maib. (3)

         10.2 Agreement dated January 28, 2000, by and between the Company and Keith A. Maib. (3)

         10.3 Executive Employment Agreement dated January 28, 2000, by and between the Company and James P. McDermott. (3)

         10.4 Agreement dated January 28, 2000, by and between the Company and James P. McDermott. (3)

         10.5 Executive Employment Agreement dated January 28, 2000, by and between the Company and Scott D. Silverman. (3)

         10.6 Agreement dated January 28, 2000, by and between the Company and Scott D. Silverman. (3)

    10.7 Amendment No. 2 and Waiver dated as of April 25, 2000 to Cash Collateral Agreement, dated as of February 8, 2000 and Forbearance Agreement, dated as of February 4, 2000, by and among the Company as Debtor and Debtor-in-Possession, AMH Holdings Corporation, Southwestern Financial Corporation, Southwestern Financial Services Corporation, PennCorp Occidental Corp., KB Investment L.L.C., KB Management L.L.C.; certain of the lenders signatory to the Cash
          Collateral Agreement, the Managing Agents and the Co-Agents named therein, and The Bank of New York, as administrative agent. (1)

    10.8 Amendment No. 1 to Cash Collateral Agreement, dated as of February 10, 2000, among the Company as Debtor and Debtor-in-Possession, the lenders signatory thereto, and the Bank of New York, as administrative agent. (4)

    10.9 Cash Collateral Agreement dated as of February 8, 2000, among the Company as Debtor and Debtor-in-Possession, the lenders signatory thereto, and the Bank of New York, as administrative agent. (4)

    10.10 Forbearance Agreement dated as of February 4, 2000, among American-Amicable Holdings Corporation, Southwestern Financial Corporation, Southwestern Financial Services Corporation, PennCorp Occidental Corp., KB Investment L.L.C., KB Management L.L.C. and the lenders signatory to the Credit Agreement, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent and collateral agent under the Security Agreements. (4)

    10.11 Waco Consent and Waiver and Amendment dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (6)

    10.12 Swiss Re Consent dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (6)

    10.13 Other Consent dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (6)

    10.14 Offer Letter, dated as of March 15, 2000, from Inverness/Phoenix Capital LLC, Vicuna Advisors, LLC in its capacity as investment manager to certain Delaware entities, Bernard Rapoport and John Sharpe (the "Offerors'). (5)

    10.15 Offer Supplement Letter, dated as of March 20, 2000, from Inverness/Phoenix Capital LLC, Vicuna Advisors, LLC in its capacity as investment manager to certain Delaware entities, Bernard Rapoport and John Sharpe (the "Offerors'). (5)

    10.16 Equity Commitment Letter, dated as of March 20, 2000, by Bernard Rapoport. (5)

    10.17 Equity Commitment Letter,  dated as of March 20, 2000, by John Sharpe.
          (5)

    10.18 Revised Standby Underwriting Commitment Letter, dated as of March 22, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC and the Company. (5)

    10.19 Amended and Restated Escrow Agreement, dated as of March 21, 2000, by and among the Offerors and Citibank N.A., as the escrow agent. (5)

    10.20 Lock-Up Agreement, dated as of March 15, 2000, by and between the Company and certain preferred stockholders listed therein. (5)

    10.21 Letter, dated as of March 21, 2000, by ING (U.S.) Capital LLC and ING Barings LLC to Inverness Management LLC. (5)

    10.22 Surplus Debenture Number Eight in the original principal amount of $35,000,000, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated January 31, 2000. (6)

    10.23 Proposed Plan of Reorganization of PennCorp Financial Group, Inc. (1)

     11.1 Computation of Loss per Share

     15.1 Independent Auditors' Report (7)

     27   Financial Data Schedule

     (1)  Filed herewith.

     (2) Such exhibit is incorporated by reference to the Form 8-K, dated January 10, 2000, which was filed with the Securities and Exchange Commission by the Company on January 10, 2000, relating to the press release announcement by the Company, dated January 10, 2000, that it had (a) entered into a Stock Purchase Agreement, dated as of January 7, 2000, for the sale of Southwestern Life Insurance Company and Security Life & Trust Insurance Company to Reassurance America Life Insurance Company; and (b) had, through its subsidiary American-Amicable Holdings Corporation, entered into a Stock Purchase Agreement, dated as of January 8, 2000, for the sale of its Waco, Texas-based insurance operations to Pioneer-Occidental Holdings Company.

     (3) Such exhibit is incorporated by reference to the Form 8-K, dated February 4, 2000, which was filed with the Securities and Exchange Commission by the Company on February 11, 2000, relating to (a) the Amendment to Stock Purchase Agreement, dated as of February 4, 2000, by and between American-Amicable Holdings Corporation and Pioneer-Occidental Holdings Company; (b) the press release, dated February 4, 2000, issued by the Company announcing the consummation of the sale of the Waco, Texas-based insurance operations to Pioneer-Occidental Holdings Company; (c) the press release, dated February 7, 2000, issued by the Company announcing the filing by the Company of a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the District of Delaware; (d) the Executive Employment Agreement, dated January 28,

          2000, by and between the Company and Keith A. Maib; (e) the Agreement, dated January 28, 2000, by and between the Company and Keith A. Maib;
          (f) the Executive Employment Agreement, dated January 28, 2000, by and between the Company and James P. McDermott; (g) the Agreement, dated January 28, 2000, by and between the Company and James P. McDermott;
          (h) the Executive Employment Agreement, dated January 28, 2000, by and between the Company and Scott D. Silverman; and (i) the Agreement, dated January 28, 2000, by and between the Company and Scott D. Silverman.

     (4) Such exhibit is incorporated by reference to the Form 8-K, dated February 4, 2000, which was filed with the Securities and Exchange Commission by the Company on February 29, 2000, reporting in connection with that certain Credit Agreement dated as of March 12, 1997, the execution by the Company of (a) the Forbearance Agreement dated as of February 4, 2000; (b) the Cash Collateral Agreement dated as of February 8, 2000; and (c) Amendment No. 1 to Cash Collateral Agreement dated as of February 10, 2000.

     (5) Such exhibit is incorporated by reference to the Form 8-K, dated March 23, 2000, which was filed with the Securities and Exchange Commission by the Company on March 30, 2000, relating to (a) the issuance of a press release, dated March 24, 2000, by the Company announcing its approval of a recapitalization transaction proposed by Inverness/Phoenix Capital LLC and Vicuna Advisors, LLC, on behalf of the Offerors; (b) the execution of the Offer Letter, dated as of March 15, 2000, by and among the Offerors and the Company; (c) the execution of the Offer Supplement Letter, dated as of March 20, 2000, by and among the Offerors and the Company; (d) the Equity Commitment Letter, dated as of March 15, 2000, by Bernard Rapoport; (e) the Equity Commitment Letter, dated as of March 15, 2000, by John Sharpe; (f) the Revised Standby Underwriting Commitment Letter, dated as of March 22, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC and the Company; (g) the Amended and Restated Escrow Agreement, dated as of March 21, 2000, by and among the Offerors and Citibank N.A., as the escrow agent; (h) the Lock-Up Agreement, dated as of March 15, 2000, by and between the Company and certain preferred stockholders listed therein; and (i) the Letter, dated as of March 21, 2000, by ING (U.S.) Capital LLC and ING Barings LLC to Inverness Management LLC.

     (6) Such exhibit is incorporated by reference to the Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999 of PennCorp Financial Group, Inc.

     (7)  Included in Item 1 of Part I of this Form 10-Q.

(b)  Reports on Form 8-K

         A report on Form 8-K dated January 10, 2000 was filed with the Securities and Exchange Commission ("SEC") on January 10, 2000, reporting the issuance of a press release by the Company, dated January 10, 2000, which announced that the Company had entered into a definitive agreement, the Stock Purchase Agreement, dated as of January 7, 2000, between Reassure America Life Insurance Company and the Company (the "Swiss Re Agreement") for the sale of Southwestern Life Insurance Company and Security Life & Trust Insurance Company to Reassurance America Life Insurance Company, a subsidiary of Swiss Reinsurance Company of Zurich, Switzerland, for $260 million in cash, subject to certain adjustments. The Swiss Re Agreement requires that the Company effectuate the sale through a voluntary Chapter 11 case, subject to bankruptcy court approval. The Company also announced in the press release dated January 10, 2000, that it had, through its subsidiary American-Amicable Holdings Corporation, entered into a definitive agreement, the Stock Purchase Agreement, dated as of January 8, 2000, for the sale of its Waco, Texas-based insurance operations to a new acquisition company formed by Thoma Cressey Equity Partners for $102 million in cash, subject to certain adjustments. The Waco-based operations include Pioneer Security Life Insurance Company, Occidental Life Insurance Company, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company.

         A report on Form 8-K dated February 4, 2000 was filed with the SEC on February 11, 2000, reporting the Amendment to Stock Purchase Agreement, dated as of February 4, 2000, by and between American-Amicable Holdings Corporation ("AA Holdings") and Pioneer-Occidental Holdings Company (the "Waco Transaction"), and further reporting the issuance of a press release by the Company, dated February 4, 2000, that AA Holdings had consummated the Waco Transaction. The Form 8-K also reported the issuance of a press release by the Company, dated February 7, 2000, that the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Additionally, the Form 8-K also reported the Executive Employment Agreement, dated January 28, 2000, by and between the Company and Keith A. Maib; Agreement, dated January 28, 2000, by and between the Company and Keith A. Maib; Executive Employment, dated January 28, 2000, by and between the Company and

James P. McDermott; Agreement, dated January 28, 2000, by and between the Company and James P. McDermott; Executive Employment Agreement, dated January 28, 2000, by and between the Company and Scott D. Silverman; and Agreement, dated January 28, 2000, by and between the Company and Scott D. Silverman.

         A report on Form 8-K dated February 4, 2000 was filed with the SEC on February 29, 2000, reporting that, in connection with that certain Credit Agreement dated as of March 12, 1997, as amended, the Company executed a Forbearance Agreement, dated as of February 4, 2000, by and among the Company and the financial institutions party thereto, and The Bank of New York, as administrative agent; the Company executed a Cash Collateral Agreement, dated as of February 8, 2000, by and among the Company, the financial institutions party thereto, and the Bank of New York, as administrative agent; and the Company executed Amendment No. 1 to Cash Collateral Agreement, dated as of February 10, 2000, by and among the Company, the financial institutions party thereto, and the Bank of New York, as administrative agent.

         A report on Form 8-K dated March 23, 2000 was filed with the SEC on March 30, 2000, reporting the issuance of a press release by the Company, dated March 24, 2000, that the Company's Board of Directors (the "Board"), in a meeting convened on March 23, 2000, approved a recapitalization transaction (the "Recapitalization") proposed by Inverness/Phoenix Capital LLC and Vicuna Advisors, LLC, on behalf of the unofficial ad hoc committee of preferred stockholders, and Bernard Rapoport and John Sharpe (the "Offerors") as the higher and better offer; and that the selection of the Recapitalization by the Board was approved by the Delaware Bankruptcy Court on March 24, 2000. The Form 8-K also reported the execution of the Offer Letter, dated as of March 15, 2000, by and among the Offerors and the Company; the execution of the Offer Supplement Letter, dated as of March 20, 2000, by and among the Offerors and the Company; the Equity Commitment Letter, dated as of March 15, 2000, by Bernard Rapoport;
the Equity Commitment Letter, dated as of March 15, 2000, by John Sharpe; the Revised Standby Underwriting Commitment Letter, dated as of March 22, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC and the Company; the Amended and Restated Escrow Agreement, dated as of March 21, 2000, by and among the Offerors and Citibank N.A., as the escrow agent; the Lock-Up Agreement, dated as of March 15, 2000, by and between the Company and certain preferred stockholders listed therein; and the Letter, dated as of March 21, 2000, by ING (U.S.) Capital LLC and ING Barings LLC, confirming to Inverness Management LLC the negotiated Credit Agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PENNCORP FINANCIAL GROUP, INC.



                                         BY: /S/JAMES P. MCDERMOTT
                                             ----------------------------------
                                             James  P.  McDermott
                                             Executive Vice President and Chief
                                             Financial Officer (Authorized
                                             officer and principal accounting
                                             and financial officer of the
                                             Registrant)

Date: May 12, 2000

                                INDEX TO EXHIBITS

EXHIBIT NUMBERS

     2.1 Stock Purchase Agreement, dated as of January 7, 2000, by and between Reassure America Life Insurance Company and the Company. (2)

     2.2 Stock Purchase Agreement, dated as of January 8, 2000, by and between Pioneer-Occidental Holdings Company and American-Amicable Holdings Corporation. (2)

     2.3  Amendment to Stock Purchase  Agreement,  dated as of February 4, 2000,
          by   and   between   American-Amicable    Holdings   Corporation   and
          Pioneer-Occidental Holdings Company. (3)

          Management Compensation Related Agreements

         10.1 Executive Employment Agreement dated January 28, 2000, by and between the Company and Keith A. Maib. (3)

         10.2 Agreement dated January 28, 2000, by and between the Company and Keith A. Maib. (3)

         10.3 Executive Employment Agreement dated January 28, 2000, by and between the Company and James P. McDermott. (3)

         10.4 Agreement dated January 28, 2000, by and between the Company and James P. McDermott. (3)

         10.5 Executive Employment Agreement dated January 28, 2000, by and between the Company and Scott D. Silverman. (3)

         10.6 Agreement dated January 28, 2000, by and between the Company and Scott D. Silverman. (3)

    10.7 Amendment No. 2 and Waiver dated as of April 25, 2000 to Cash Collateral Agreement, dated as of February 8, 2000 and Forbearance Agreement, dated as of February 4, 2000, by and among the Company as Debtor and Debtor-in-Possession, AMH Holdings Corporation, Southwestern Financial Corporation, Southwestern Financial Services Corporation, PennCorp Occidental Corp., KB Investment L.L.C., KB Management L.L.C.; certain of the lenders signatory to the Cash
          Collateral Agreement, the Managing Agents and the Co-Agents named therein, and The Bank of New York, as administrative agent. (1)

    10.8 Amendment No. 1 to Cash Collateral Agreement, dated as of February 10, 2000, among the Company as Debtor and Debtor-in-Possession, the lenders signatory thereto, and the Bank of New York, as administrative agent. (4)

    10.9 Cash Collateral Agreement dated as of February 8, 2000, among the Company as Debtor and Debtor-in-Possession, the lenders signatory thereto, and the Bank of New York, as administrative agent.(4)

    10.10 Forbearance Agreement dated as of February 4, 2000, among American-Amicable Holdings Corporation, Southwestern Financial Corporation, Southwestern Financial Services Corporation, PennCorp Occidental Corp., KB Investment L.L.C., KB Management L.L.C. and the lenders signatory to the Credit Agreement, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent and collateral agent under the Security Agreements. (4)

    10.11 Waco Consent and Waiver and Amendment dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (6)

    10.12 Swiss Re Consent dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (6)

    10.13 Other Consent dated as of January 31, 2000, to Credit Agreement, among the Company, the lenders signatory thereto, the Managing Agents and the Co-Agents named therein and The Bank of New York, as administrative agent. (6)

    10.14 Offer Letter, dated as of March 15, 2000, from Inverness/Phoenix Capital LLC, Vicuna Advisors, LLC in its capacity as investment manager to certain Delaware entities, Bernard Rapoport and John Sharpe (the "Offerors'). (5)

    10.15 Offer Supplement Letter, dated as of March 20, 2000, from Inverness/Phoenix Capital LLC, Vicuna Advisors, LLC in its capacity as investment manager to certain Delaware entities, Bernard Rapoport and John Sharpe (the "Offerors'). (5)

    10.16 Equity Commitment Letter, dated as of March 20, 2000, by Bernard Rapoport. (5)

    10.17 Equity Commitment Letter,  dated as of March 20, 2000, by John Sharpe.
          (5)

    10.18 Revised Standby Underwriting Commitment Letter, dated as of March 22, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC and the Company. (5)

    10.19 Amended and Restated Escrow Agreement, dated as of March 21, 2000, by and among the Offerors and Citibank N.A., as the escrow agent. (5)

    10.20 Lock-Up Agreement, dated as of March 15, 2000, by and between the Company and certain preferred stockholders listed therein. (5)

    10.21 Letter, dated as of March 21, 2000, by ING (U.S.) Capital LLC and ING Barings LLC to Inverness Management LLC. (5)

    10.22 Surplus Debenture Number Eight in the original principal amount of $35,000,000, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated January 31, 2000. (6)

    10.23 Proposed Plan of Reorganization of PennCorp Financial Group, Inc. (1)

     11.1 Computation of Loss per Share

     15.1 Independent Auditors' Report (7)

     27   Financial Data Schedule

     (1)  Filed herewith.

     (2) Such exhibit is incorporated by reference to the Form 8-K, dated January 10, 2000, which was filed with the Securities and Exchange Commission by the Company on January 10, 2000, relating to the press release announcement by the Company, dated January 10, 2000, that it had (a) entered into a Stock Purchase Agreement, dated as of January 7, 2000, for the sale of Southwestern Life Insurance Company and Security Life & Trust Insurance Company to Reassurance America Life Insurance Company; and (b) had, through its subsidiary American-Amicable Holdings Corporation, entered into a Stock Purchase Agreement, dated as of January 8, 2000, for the sale of its Waco, Texas-based insurance operations to Pioneer-Occidental Holdings Company.

     (3) Such exhibit is incorporated by reference to the Form 8-K, dated February 4, 2000, which was filed with the Securities and Exchange Commission by the Company on February 11, 2000, relating to (a) the Amendment to Stock Purchase Agreement, dated as of February 4, 2000, by and between American-Amicable Holdings Corporation and Pioneer-Occidental Holdings Company; (b) the press release, dated February 4, 2000, issued by the Company announcing the consummation of the sale of the Waco, Texas-based insurance operations to Pioneer-Occidental Holdings Company; (c) the press release, dated February 7, 2000, issued by the Company announcing the filing by the Company of a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the District of Delaware; (d) the Executive Employment Agreement, dated January 28, 2000, by and between the Company and Keith A. Maib; (e) the Agreement, dated January 28, 2000, by and between the Company and Keith A. Maib;
          (f) the Executive Employment Agreement, dated January 28, 2000, by and between the Company and James P. McDermott; (g) the Agreement, dated January 28, 2000, by and between the Company and James P. McDermott;
          (h) the Executive Employment Agreement, dated January 28, 2000, by and between the Company and Scott D. Silverman; and (i) the Agreement, dated January 28, 2000, by and between the Company and Scott D. Silverman.

     (4) Such exhibit is incorporated by reference to the Form 8-K, dated February 4, 2000, which was filed with the Securities and Exchange Commission by the Company on February 29, 2000, reporting in connection with that certain Credit Agreement dated as of March 12, 1997, the execution by the Company of (a) the Forbearance Agreement dated as of February 4, 2000; (b) the Cash Collateral Agreement dated as of February 8, 2000; and (c) Amendment No. 1 to Cash Collateral Agreement dated as of February 10, 2000.

     (5) Such exhibit is incorporated by reference to the Form 8-K, dated March 23, 2000, which was filed with the Securities and Exchange Commission by the Company on March 30, 2000, relating to (a) the issuance of a press release, dated March 24, 2000, by the Company announcing its approval of a recapitalization transaction proposed by Inverness/Phoenix Capital LLC and Vicuna Advisors, LLC, on behalf of the Offerors; (b) the execution of the Offer Letter, dated as of March 15, 2000, by and among the Offerors and the Company; (c) the execution of the Offer Supplement Letter, dated as of March 20, 2000, by and among the Offerors and the Company; (d) the Equity Commitment Letter, dated as of March 15, 2000, by Bernard Rapoport; (e) the Equity Commitment Letter, dated as of March 15, 2000, by John Sharpe; (f) the Revised Standby Underwriting Commitment Letter, dated as of March 22, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC and the Company; (g) the Amended and Restated Escrow Agreement, dated as of March 21, 2000, by and among the Offerors and Citibank N.A., as the escrow agent; (h) the Lock-Up Agreement, dated as of March 15, 2000, by and between the Company and certain preferred stockholders listed therein; and (i) the Letter, dated as of March 21, 2000, by ING (U.S.) Capital LLC and ING Barings LLC to Inverness Management LLC.

     (6) Such exhibit is incorporated by reference to the Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999 of PennCorp Financial Group, Inc.

     (7)  Included in Item 1 of Part I of this Form 10-Q.