Form 10-Q
period 2000-06-30
SOUTHWESTERN LIFE HOLDINGS INC
filed 2000-08-14
CIK 890449

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

                  For the quarterly period ended June 30, 2000

                         Commission File Number 1-11422

                        SOUTHWESTERN LIFE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                    13-3543540
  (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)
     717 North Harwood Street                                75201
            DALLAS, TEXAS                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (214) 954-7111

                         PennCorp Financial Group, Inc.
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of Common Stock shares outstanding as of August 7, 2000, was 9,059,000.

--------------------------------------------------------------------------------

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)

                                TABLE OF CONTENTS

                                                                            PAGE

PART I-- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations and Comprehensive Loss.4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Review by Independent Certified Public Accountants..........17
                  Independent Auditors' Review Report.........................18
         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................19
         Item 3. Quantitative and Qualitative Disclosures About Market Risk...32

PART II-- OTHER INFORMATION
         Item 1. Legal Proceedings............................................34
         Item 2. Changes in Securities and Use of Proceeds....................35
         Item 4. Submission of Matters to a Vote of Security Holders..........36
         Item 6. Exhibits and Reports on Form 8-K.............................37

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2000            1999
                                                                                    -------------  ------------
                                                                                     (UNAUDITED)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  1,435,635   $  2,363,690
   Equity securities available for sale, at fair value............................           969          2,008
   Mortgage loans on real estate, net.............................................        15,955         20,032
   Policy loans...................................................................       148,359        197,287
   OTHER INVESTMENTS..............................................................        26,102         26,570
                                                                                    ------------   ------------
     Total investments ...........................................................     1,627,020      2,609,587
Cash and cash equivalents.........................................................        43,167        141,636
Accrued investment income.........................................................        24,515         37,922
Accounts and notes receivable.....................................................         2,362         11,935
Present value of insurance in force...............................................        98,639        119,766
Deferred policy acquisition costs.................................................        70,418        113,726
Costs in excess of net assets acquired............................................        78,031         79,725
Income taxes, primarily deferred..................................................        79,031        111,517
Due from reinsurers...............................................................       470,455         33,977
OTHER ASSETS......................................................................        56,583         28,357
                                                                                    ------------   ------------
     TOTAL ASSETS ................................................................  $  2,550,221   $  3,288,148
                                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals................................................  $  2,227,862   $  2,756,957
   Notes payable..................................................................        82,000        279,646
   ACCRUED EXPENSES AND OTHER LIABILITIES.........................................        90,301         98,579
                                                                                    ------------   ------------
     TOTAL LIABILITIES                                                                 2,400,163      3,135,182
                                                                                    ------------   ------------
Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,300,000...................................            --        120,216
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,875,000...................................            --        151,736
Common stock, $.01 par value; authorized 15,000,000; issued and outstanding
   9,059,000......................................................................            91             --
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding
   30,143,416.....................................................................            --            303
Additional paid-in capital........................................................       724,494        428,974
Accumulated other comprehensive loss, net of income tax benefits..................       (53,645)       (62,712)
Accumulated deficit...............................................................      (520,882)      (453,487)
Treasury shares (928,685 at December 31, 1999)....................................            --        (30,829)
NOTES RECEIVABLE AND OTHER ASSETS SECURED BY COMMON STOCK.........................            --         (1,235)
                                                                                    ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY...................................................       150,058        152,966
                                                                                    ------------   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................  $  2,550,221   $  3,288,148
                                                                                    ============   ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
REVENUES:
   Premiums........................................  $       7,029   $      66,378  $      19,385  $     147,770
   Interest sensitive policy product charges.......         20,623          36,218         46,543         68,698
   Net investment income...........................         34,208          69,528         77,331        155,635
   Other income....................................          1,524           9,486          4,489         20,431
   Net losses from the sale of investments.........        (10,547)         (3,247)       (13,306)        (1,068)
   Net gains (losses) from sales of subsidiaries...             --          26,808         (8,383)        27,804
                                                     -------------   -------------  -------------  -------------
       TOTAL REVENUES..............................         52,837         205,171        126,059        419,270
                                                     -------------   -------------  -------------  -------------
BENEFITS AND EXPENSES:
   Policyholder benefits...........................         47,197         103,580        104,453        232,207
   Amortization of present value of insurance in
     force and deferred policy acquisition costs...          5,564          18,726         15,186         41,095
   Amortization of costs in excess of net assets
     acquired......................................            848           8,758          1,695         10,786
   Underwriting and other administrative expenses..         20,477          45,421         47,037         99,139
   Interest and amortization of deferred debt
     issuance costs................................          4,551          11,224         10,737         25,344
   Restructuring charge............................            923           5,136            923          5,141
   Impairment provision associated with Assets of
     Businesses Held for Sale......................             --          28,199             --         58,486
                                                     -------------   -------------  -------------  -------------
       TOTAL BENEFITS AND EXPENSES.................         79,560         221,044        180,031        472,198
                                                     -------------   -------------  -------------  -------------
Loss before income taxes and extraordinary items...        (26,723)        (15,873)       (53,972)       (52,928)
   Income taxes....................................          5,686           3,343          6,524          7,943
                                                     -------------   -------------  -------------  -------------
Loss before extraordinary items....................        (32,409)        (19,216)       (60,496)       (60,871)
Extraordinary items net of applicable income
   tax benefits....................................         (2,443)             --         (2,443)            --
                                                     -------------   -------------  -------------  -------------
Net loss ..........................................        (34,852)        (19,216)       (62,939)       (60,871)
   Preferred stock dividend requirements...........             --           4,457          4,456          8,913
                                                     -------------   -------------  -------------  -------------
NET LOSS APPLICABLE TO COMMON STOCK................  $     (34,852)  $     (23,673) $     (67,395) $     (69,784)
                                                     =============   =============  =============  =============
PER SHARE INFORMATION(1):
Basic:
   Loss before extraordinary items.................  $       (3.58)  $       (2.12) $       (6.68) $       (6.72)
   Extraordinary items.............................           (.27)             --           (.27)            --
                                                     -------------   -------------  -------------  -------------
   NET LOSS........................................  $       (3.85)  $       (2.12) $       (6.95) $       (6.72)
                                                     =============   =============  =============  =============
COMMON SHARES USED IN COMPUTING BASIC LOSS PER SHARE         9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============
Diluted:
   Loss before extraordinary items.................  $       (3.58)  $       (2.12) $       (6.68) $       (6.72)
   Extraordinary items.............................           (.27)             --           (.27)            --
                                                     -------------   -------------  -------------  -------------
   NET LOSS........................................  $       (3.85)  $       (2.12) $       (6.95) $       (6.72)
                                                     =============   =============  =============  =============
COMMON SHARES USED IN COMPUTING DILUTED LOSS PER SHARE       9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============
----------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the  computation of loss per share does not include the preferred stock dividend requirements.

COMPREHENSIVE LOSS INFORMATION:
   Net loss........................................  $     (34,852)  $     (19,216) $     (62,939) $     (60,871)
                                                     -------------   -------------  -------------  -------------
   Other comprehensive income (loss), before tax
     Foreign currency translation adjustments......             --           2,334             --          3,404
     Unrealized losses on securities:
       Unrealized holding gains (losses) during
         the period................................          5,743         (59,829)       (13,593)      (102,266)
       Reclassification adjustment for (gains) losses
         included in net loss......................         (9,560)            924         12,334           (911)
       Reclassification adjustment resulting from
         sale of subsidiaries......................             --          (2,656)        15,206         (3,407)
                                                     -------------   -------------  -------------  -------------
                                                            (3,817)        (59,227)        13,947       (103,180)
   Income tax (expense) benefits related to items of
     other comprehensive income (loss).............          1,336          21,546         (4,880)        37,304
                                                     -------------   -------------  -------------  -------------
   Other comprehensive income (loss), net of tax...         (2,481)        (37,681)         9,067        (65,876)
                                                     -------------   -------------  -------------  -------------
   COMPREHENSIVE LOSS..............................  $     (37,333)  $     (56,897) $     (53,872) $    (126,747)
                                                     =============   =============  =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
Cash flows from operating activities:
   Loss before extraordinary items................................................  $     (60,496) $     (60,871)
   Adjustments to reconcile loss before extraordinary charge to net cash used by operating activities:
       Impairment provision associated with Assets of Businesses Held for Sale....             --         58,486
       Net (gain) loss from sales of subsidiaries.................................          8,383        (27,804)
       Capitalization of deferred policy acquisition costs........................        (12,008)       (48,944)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net..........         14,933         48,125
       Decrease in policy liabilities, accruals and other policyholder funds......         (3,166)        (1,967)
       Deferred income tax expense................................................          4,809          8,309
       Other, net.................................................................         16,810         20,462
                                                                                    -------------  -------------
           NET CASH USED BY OPERATING ACTIVITIES..................................        (30,735)        (4,204)
                                                                                    -------------  -------------
Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and cash equivalents of
     $38,877 and $31,208 of subsidiaries sold.....................................         64,449        165,649
   Purchases of fixed maturity securities available for sale......................        (77,605)      (595,258)
   Maturities of fixed maturity securities available for sale.....................         87,724        215,688
   Sales of fixed maturity securities available for sale..........................        487,313        481,644
   Sales of equity securities.....................................................             17             19
   Acquisitions and originations of mortgage loans................................             --         (1,082)
   Sales of mortgage loans........................................................             52          1,495
   Principal collected on mortgage loans..........................................          4,029         30,552
   Other, net.....................................................................         (3,153)         5,115
                                                                                    -------------  -------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES..................................        562,826        303,822
                                                                                    -------------  -------------
Cash flows from financing activities:
   Additional borrowings..........................................................         82,000             --
   Issuance of common stock net of related expenses of $1,496.....................         46,004             --
   Payments on notes payable......................................................       (279,646)      (189,036)
   Receipts from interest sensitive policies credited to policyholder account balances     68,406         95,935
   Return of policyholder account balances on interest sensitive products.........       (114,518)      (246,455)
   Cash transferred to reinsurer..................................................       (432,806)            --
                                                                                    -------------  -------------
       NET CASH USED BY FINANCING ACTIVITIES......................................       (630,560)      (339,556)
                                                                                    -------------  -------------
       Net decrease in cash.......................................................        (98,469)       (39,938)
Cash and cash equivalents at beginning of period (including $131,531 of cash
   and cash equivalents classified as businesses held for sale in 1999)...........        141,636        224,258
                                                                                    -------------  -------------
Cash and cash equivalents at end of period (including $78,091 of cash and
   cash equivalents classified as assets of businesses held for sale in 1999).....  $      43,167  $     184,320
                                                                                    =============  =============
Supplemental disclosures:
     INCOME TAXES PAID............................................................  $       1,000  $       2,523
                                                                                    =============  =============
     INTEREST PAID................................................................  $      11,994  $      23,991
                                                                                    =============  =============
Non-cash financing activities:
     ACCRUED AND UNPAID PREFERRED STOCK DIVIDENDS.................................  $       4,456  $       8,913
                                                                                    =============  =============
     STOCK RECEIVED IN CONSIDERATION FOR NOTES RECEIVABLE.........................  $         959  $          --
                                                                                    =============  =============
     CANCELLATION OF PREFERRED STOCK AND RELATED DIVIDENDS IN EXCHANGE FOR
       COMMON STOCK...............................................................  $     279,746  $          --
                                                                                    =============  =============
     CANCELLATION OF COMMON STOCK AND TREASURY SHARES.............................  $     (31,457) $          --
                                                                                    =============  =============
     ISSUANCE OF STOCK GRANTS.....................................................  $       1,050  $          --
                                                                                    =============  =============
     STOCK OPTIONS ISSUED TO CONSULTANTS..........................................  $         269  $          --
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS (In thousands, except share amounts and
                               per share amounts)

1. BASIS OF PRESENTATION

Southwestern Life Holdings, Inc. ("SWL Holdings" or the "Company"), formerly known as PennCorp Financial Group, Inc. ("PennCorp"), is an insurance holding company. The name of the Company was changed effective June 13, 2000, the date the recapitalization transactions (see Note 3) were consummated.

As further discussed in Note 3, on February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code ("Bankruptcy Code"). On June 13, 2000, PennCorp consummated a recapitalization plan and emerged from the Chapter 11 proceedings as SWL Holdings. Through its wholly-owned life insurance subsidiaries; Pacific Life and Accident Insurance Company ("PLAIC"), and its wholly- owned subsidiary, Southwestern Life Insurance Company ("Southwestern Life"), the Company offers a broad range of life, accumulation and accident and sickness insurance products through general agents. Additionally, the Company owns KB Management, LLC ("KB Management") which provides management and advisory services to the Company and its insurance subsidiaries; Marketing One, Inc. ("Marketing One"), a third party marketing organization, and Southwestern Financial Corporation ("SW Financial"). As part of a previously announced subsidiary realignment, Security Life and Trust Insurance Company ("Security Life"), formerly a wholly-owned life insurance company, was merged into Southwestern Life effective June 30, 2000. In addition, PLAIC became a wholly-owned subsidiary of SW Financial.

Previously, PennCorp also owned Pennsylvania Life Insurance Company ("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life") (sold July 30, 1999); Peninsular Life Insurance Company ("Peninsular") (sold July 30, 1999); Professional Insurance Company ("Professional") (sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security") (sold February 4, 2000) and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries collectively referred to as "AA Life") (sold February 4, 2000); Constitution Life Insurance Company ("Constitution") (sold July 30, 1999); Union Bankers Insurance Company ("Union Bankers") (sold July 30, 1999); and Marquette National Life Insurance Company ("Marquette") (sold July 30, 1999); Occidental Life Insurance Company ("OLIC") (sold February 4, 2000); United Life and Annuity Insurance Company ("United Life") (sold April 30, 1999); UC Mortgage Corp. ("UC") (sold April 30, 1999); Cyberlink Development, Inc. ("Cyberlink") (sold April 30, 1999); and KIVEX, Inc. ("KIVEX"), an internet service provider (sold June 30, 1999). Operating results of all the subsidiaries sold have been reported herein as "Businesses Sold". United Life, UC, Cyberlink and certain assets of Marketing One collectively are referred herein as "United Life Assets." Penn Life, Peninsular, Constitution, Union Bankers and Marquette collectively are referred herein as "Career Sales Division." AA Life and Occidental collectively are referred herein as "Payroll Sales Division."

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

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. BASIS OF PRESENTATION (CONTINUED)

Loss per share is computed based on outstanding common shares of the recapitalized company for all periods reported as if the recapitalization occurred at the beginning of the reporting periods. As a result, the computation of loss per share does not include the preferred stock dividend requirements.

Certain prior period amounts have been reclassified to conform to current period presentation.

The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities."   SFAS  No.  133  defines   derivative   instruments  and  provides
comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective as of January 1, 2001. The Company is currently evaluating SFAS No. 133 but does not expect its adoption to have a material effect on its consolidated financial statements.

3. RECAPITALIZATION AND PETITION FOR RELIEF UNDER CHAPTER 11

On January 10, 2000, PennCorp announced that it had agreed to sell its Financial Services Division (consisting of Southwestern Life and Security Life) to
Reassure America Life Insurance Company ("Reassure America") for $260,000 subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

On February 7, 2000 (the "Petition Date"), PennCorp filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From the Petition Date, PennCorp continued to operate and manage its assets and business as a debtor-in-possession as authorized by provisions of the Bankruptcy Code. None of PennCorp's insurance subsidiaries were involved in the Bankruptcy filing.

On February 28, 2000, the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers ("Sales Procedure Order").

On March 15, 2000, the Company received a competing bid in the form of a recapitalization plan submitted by Inverness/Phoenix Capital LLC ("Inverness") and Vicuna Advisors, LLC ("Vicuna") on behalf of the unofficial ad hoc committee of preferred stockholders, and Mr. Bernard Rapoport ("Rapoport") and Mr. John Sharpe ("Sharpe") (the "Recapitalization Plan"). On March 23, 2000, PennCorp's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Director's selection of the Recapitalization Plan. On April 14, 2000,

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. RECAPITALIZATION AND PETITION FOR RELIEF UNDER CHAPTER 11 (CONTINUED)

the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness.

On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as Southwestern Life Holdings, Inc. Pursuant to the Recapitalization Plan, SWL Holdings issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicunna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.5 per share and the Company received $46,004 in cash (net of related expenses of $1,496). All shares of PennCorp's common stock were canceled for no value. In addition, the Company consummated a new $95,000 credit facility and borrowed $81,000 under it at closing. According to the Recapitalization Plan, the Company received $49,100 from PLAIC as principal and interest payments on the existing surplus debenture and $5,900 as dividends. The $55,000 was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179,646 (see Note 5). Any and all other claims and liabilities of PennCorp were paid or accrued in accordance with their terms. The Company has established an additional tax valuation allowance on certain net operating loss carryforwards, which may not be recoverable as a result of the recapitalization and other factors.

The Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of his consulting services rendered in connection with the recapitalization transaction. In addition, the Company established a non-qualified stock option plan and issued options to purchase 890,000 shares of the Company's stock at prices ranging from $12.50 to $15.00 per share. Included in these options were 55,000 shares that were awarded to certain consultants at a price of $12.50 per share for which the Company recognized expense of $269.

4. DISPOSITIONS AND OTHER EVENTS

On February 4, 2000, PennCorp consummated the sale of the Payroll Sales Division receiving total cash proceeds of approximately $103,300. As a result of the sale, unrealized losses on securities available for sale decreased by $9,884. PennCorp recognized a loss of $8,383 from the sale. PennCorp used $100,000 of the proceeds to repay a then existing bank credit facility.

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

Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA Reinsurance Company ("RGA") a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of $432,806 which is equal to the amount of the reinsured statutory policy liabilities, net of a ceding allowance of $15,131. PennCorp recorded a deferred gain of approximately $10,172, representing the difference between ceded policy liabilities calculated on a GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies and the cash transferred net of the ceding allowance. The deferred gain is being recognized in other income over the life of the reinsured block of business. During the quarter ended June 30, 2000, the Company recognized $203 of such deferred gains. Southwestern Life and Security Life retained the administration for the ceded block of business and are reimbursed by RGA for administrative costs at the rate of approximately $5.00 per annuity contract in force per year. (As a result of the merger of Security Life into Southwestern Life, effective June 30, 2000, Southwestern Life succeeded to all of Security Life's

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. DISPOSITIONS AND OTHER EVENTS (CONTINUED)

rights and obligations under its agreement with RGA.) During the quarter ended June 30, 2000, PennCorp recognized approximately $5,292 in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction. In addition, the Company will receive a monthly trail commission equal to one- twelfth of 0.32% of outstanding statutory reserves. The Company has established an additional tax valuation allowance for capital loss carryforwards associated with the sale of invested assets, which may not be recoverable prior to their expiration dates.

5. NOTES PAYABLE

In anticipation of the filing of the Chapter 11 case, PennCorp and the lenders party to its then existing bank credit facility ("Bank Credit Facility") executed a forbearance agreement ("Forbearance Agreement") whereby the lenders agreed to forbear from exercising their remedies under the Bank Credit Facility as a result of the event of default that occurred under the Bank Credit Facility when PennCorp commenced the Chapter 11 case. In connection with the commencement of the Chapter 11 Case, the Bank Credit Facility was superseded by a Cash Collateral Agreement dated as of February 8, 2000 (as amended, the "Cash Collateral Agreement"). The Cash Collateral Agreement provided a mechanism for PennCorp to repay its currently outstanding borrowings and established certain covenants with which PennCorp had to comply until all of PennCorp's outstanding loans (plus interest thereon) were repaid. PennCorp was able to use cash from the cash collateral account for only predetermined types of expenses and in specified amounts.

Amendment No. 2 to the Cash Collateral Agreement and Forbearance Agreement dated as of April 25, 2000 ("Amendment No. 2") waived any non-compliance with the Cash Collateral Agreement resulting solely from the consummation of the reinsurance agreement with RGA on the deferred annuity business of Southwestern Life and Security Life (see above) and extended the maturity of the Cash Collateral Agreement and Forbearance Agreement to June 30, 2000. On May 8, 2000, PennCorp made a principal payment of $5,000 together with interest accrued through the date of prepayment in connection with Amendment No. 2. The execution, delivery and performance of Amendment No. 2 were approved by the Bankruptcy Court on April 28, 2000. On June 13, 2000, PennCorp's senior and subordinated debt were paid in full in cash. As a result, the Company realized an after-tax extraordinary charge of $2,443 representing the write-off of deferred costs and a 1% premium paid to holders of the subordinated debt as required by the terms of the indenture due to the early payoff.

On June 13, 2000, the Company consummated a $95,000 credit facility. The Company used $81,000 of the new credit facility along with the proceeds from the issuance of SWL Holdings common stock pursuant to the rights offering, Rapoport and Sharpe investments and the extraordinary dividend to repay the principal balances of the PennCorp senior and subordinated debt and related interest.

The new credit facility consists of a term loan of $80,000 and a revolving commitment of $15,000. The maturities of the term loan during each of the five years after December 31, 2000 are as follows: 2001, $8,625; 2002, $12,063; 2003,
$12,250;  2004,  $12,437 and 2005,  $12,500.  At June 30, 2000,  the Company had
outstanding revolving loans of $2,000. These loans bear interest at a Eurodollar Rate plus a margin factor (as defined in the credit agreement). The effective interest rate for these loans at June 30, 2000 was 10.6%.

The new credit facility imposes certain covenants on the Company, including covenants restricting the amount of additional indebtedness the Company may incur, limiting the Company's ability to engage in future acquisitions and certain other business transactions, and limiting the amount of dividends the Company may declare and pay, and requiring the Company to maintain specified financial ratios and meet specified financial tests. At June 30, 2000, the Company was in compliance with all applicable covenants.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. SELECTED PRO FORMA FINANCIAL INFORMATION

The following selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Payroll Sales Division (sold February 4, 2000) (see Note 4), the Career Sales Division (sold July 30,
1999), KIVEX (sold June 30, 1999), Professional (sold March 31, 1999) and the United Life Assets (sold April 30, 1999). The pro forma statement of operations information for the six month period ended June 30, 2000 and three and six months ended June 30, 1999 gives effect to such sales as if they had occurred on January 1, 1999. The selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1999, or results which may occur in the future.

                                                                                          SIX MONTHS ENDED
                                                                                            JUNE 30, 2000
                                                                                     AS REPORTED   PRO FORMA
                                                                                    -------------  -------------
                                                                                           (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
     Total revenues...............................................................  $     126,059  $     123,791
     Loss before extraordinary items..............................................        (60,496)       (54,304)

     PER SHARE INFORMATION(1):

       Loss before extraordinary items-basic......................................  $       (6.68) $       (5.99)
       Loss before extraordinary items-diluted....................................          (6.68)         (5.99)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30, 1999                  JUNE 30, 1999
                                                     -----------------------------  ----------------------------
                                                      AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA
                                                     -------------   -------------  -------------  -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues................................  $     205,171   $      85,913  $     419,270  $     168,445
     Loss before extraordinary items...............        (19,216)        (17,171)       (60,871)       (36,187)

     PER SHARE INFORMATION(1):

       Loss before extraordinary items-basic.......  $       (2.12)  $       (1.90) $       (6.72) $       (3.99)
       Loss before extraordinary items-diluted.....          (2.12)          (1.90)         (6.72)         (3.99)
---------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the  computation of loss per share does not include the preferred stock dividend requirements.

7. RESTRUCTURING CHARGES

As a result of the merger of Security Life into Southwestern Life and the consummation of the Recapitalization Plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000 (the "2000 Plan"). Pursuant to the 2000 Plan, the Company is reducing its workforce in most areas of the Company (including finance, policyholder services, marketing, information technology and human resources) by 52 employees. The 2000 Plan is expected to be completed by December 31, 2000.

Prior to 2000, the Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan"), the fourth quarter of 1998 (the "4th Quarter 1998 Plan") and the first quarter of 1998 (the "1st Quarter 1998 Plan"). The following reflects the impact of activity for the three and six

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. RESTRUCTURING CHARGES (CONTINUED)

months ended June 30, 2000 and 1999 on the restructuring accrual balances under the 2000 Plan, the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan.

                                       PAID OR                                     PAID OR
                           BALANCE AT  CHARGED              BALANCE AT             CHARGED              BALANCE AT
                          DECEMBER 31, AGAINST               MARCH 31,             AGAINST               JUNE 30,
                             1999     LIABILITY ADJUSTMENTS   2000     PROVISION  LIABILITY ADJUSTMENTS   2000
                           ---------  --------- ----------- ---------  ---------  --------- ----------- --------
2000 PLAN
Severance and
   related benefits......  $      --  $      --  $      --  $      --  $   1,020  $   (120)  $     --   $    900
                           =========  =========  =========  =========  =========  ========   ========   ========
1999 PLAN
Severance and
   related benefits......  $   2,374  $  (1,096) $      --  $   1,278  $      --  $ (1,200)  $     79   $    157
Estimated holding costs
   of vacated facilities.      2,122         --         --      2,122         --        --         (8)     2,114
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   4,496  $  (1,096) $      --  $   3,400  $      --  $ (1,200)  $     71   $  2,271
                           =========  =========  =========  =========  =========  ========   ========   ========
4TH QUARTER 1998 PLAN
Severance and
   related benefits......  $   1,067  $     (75) $      --  $     992  $      --  $    (25)  $     --   $    967
                           =========  =========  =========  =========  =========  ========   ========   ========
1ST QUARTER 1998 PLAN
Estimated holding costs
   of vacated facilities.  $   1,814  $    (345) $      --  $   1,469  $      --  $ (1,301)  $   (168)  $     --
                           =========  =========  =========  =========  =========  ========   ========   ========

During the quarter ended June 30, 2000, the Company entered into contracts to sublease vacated office space and is in negotiations to be released from obligations related to the vacated office space beginning January 1, 2001. Pursuant to THESE AGREEMENTS THE COMPANY ADJUSTED THE REMAINING ACCRUALS FOR THE 1999 PLAN AND 1ST quarter 1998 Plan by $8 and $168, respectively. The Company adjusted its severance accruals during the three months ended June 30, 2000 based on actual severance paid.

                                       PAID OR                                     PAID OR
                           BALANCE AT  CHARGED              BALANCE AT             CHARGED              BALANCE AT
                          DECEMBER 31, AGAINST               MARCH 31,             AGAINST               JUNE 30,
                             1998     LIABILITY ADJUSTMENTS   1999     PROVISION  LIABILITY ADJUSTMENTS   1999
                           ---------  --------- ----------- ---------  ---------  --------- ----------- --------
1999 PLAN
Severance and
   related benefits......  $      --  $      --  $      --  $      --  $   3,185  $     --   $     --   $  3,185
Estimated holding costs of
   vacated facilities....         --         --         --         --      2,122        --         --      2,122
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $          $      --  $      --  $      --  $   5,307  $     --   $     --   $  5,307
                           =========  =========  =========  =========  =========  ========   ========   ========
4TH QUARTER 1998 PLAN
Severance and
   related benefits......  $   2,274  $    (370) $      --  $   1,904  $      --  $   (236)  $    189   $  1,857
Estimated contract
    termination costs....         32         --         --         32         --       (41)         9         --
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,306  $    (370) $      --  $   1,936  $      --  $   (277)  $    198   $  1,857
                           =========  =========  =========  =========  =========  ========   ========   ========
1ST QUARTER 1998 PLAN
Severance and
   related benefits......  $     619  $    (289) $       5  $     335  $      --  $     (7)  $   (328)  $     --
Estimated holding costs
   of vacated facilities.      2,205         --         --      2,205         --        --        (41)     2,164
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,824  $    (289) $       5  $   2,540  $      --  $     (7)  $   (369)  $  2,164
                           =========  =========  =========  =========  =========  ========   ========   ========

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. RESTRUCTURING CHARGES (CONTINUED)

As a result of the sale of the United Life Assets along with other non-core operations, the Company adopted a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company adjusted its severance accruals during the three and six months ended June 30, 1999 based on actual severance paid.

8. BUSINESS SEGMENT INFORMATION

As a result of the sale of the Payroll Sales Division on February 4, 2000, the operating results of the Payroll Sales Division have been included in the Business Sold for all periods presented.

Segment data as of June 30, 2000 and December 31, 1999, and for the three and six months ended June 30, 2000 and 1999, are as follows:

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   PREMIUMS AND POLICY PRODUCT CHARGES:
       Financial Services Division.................  $      27,652   $      35,964  $      58,355  $      69,750
       Businesses Sold (United States).............             --          53,504          7,573        122,666
       Businesses Sold (Canada)....................             --          13,128             --         24,052
                                                     -------------   -------------  -------------  -------------
                                                     $      27,652   $     102,596  $      65,928  $     216,468
                                                     =============   =============  =============  =============
   OPERATING PROFIT (LOSS):
       Financial Services Division.................  $        (453)  $       6,559  $         226  $       9,101
       Businesses Sold.............................             --          14,141          2,806         24,320
                                                     -------------   -------------  -------------  -------------
                                                     $        (453)  $      20,700  $       3,032  $      33,421
                                                     =============   =============  =============  =============

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2000            1999
                                                                                    ------------    ------------
   TOTAL ASSETS:
       Financial Services Division................................................  $   2,524,511  $   2,645,337
       Businesses Sold............................................................             --        598,011
       Corporate and other........................................................         25,710         44,800
                                                                                    -------------  -------------
                                                                                    $   2,550,221  $   3,288,148
                                                                                    =============  =============

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. BUSINESS SEGMENT INFORMATION (CONTINUED)

Reconciliations of segment data to the Company's consolidated data are as follows:

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   TOTAL REVENUES:
       Segments--premiums and policy
         product charges...........................  $      27,652   $     102,596  $      65,928  $     216,468
       Net investment income.......................         34,208          69,528         77,331        155,635
       Other income................................          1,524           9,486          4,489         20,431
       Net losses from sale of investments.........        (10,547)         (3,247)       (13,306)        (1,068)
       Net gains (losses) from sales of subsidiaries            --          26,808         (8,383)        27,804
                                                     -------------   -------------  -------------  -------------
                                                     $      52,837   $     205,171  $     126,059  $     419,270
                                                     =============   =============  =============  =============
   LOSS BEFORE EXTRAORDINARY ITEM AND
     INCOME TAXES:
       Segments....................................  $        (453)  $      20,700  $       3,032  $      33,421
       Corporate expenses and eliminations.........        (10,249)        (15,575)       (23,655)       (24,114)
       Impairment provision associated with
         assets of Businesses Sold.................             --         (28,199)            --        (58,486)
       Interest and amortization of deferred
         debt issuance costs.......................         (4,551)        (11,224)       (10,737)       (25,344)
       Net losses on the sale of investments.......        (10,547)         (3,247)       (13,306)        (1,068)
       Net gains (losses) from sales of subsidiaries            --          26,808         (8,383)        27,804
       Restructuring costs.........................           (923)         (5,136)          (923)        (5,141)
                                                     -------------   -------------  -------------  -------------
                                                     $     (26,723)  $     (15,873) $     (53,972) $     (52,928)
                                                     =============   =============  =============  =============

9. COMMITMENTS AND CONTINGENCIES

During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York ("District Court") against PennCorp and certain of its then current or former directors and officers. (None of the individual defendants are currently officers or directors of SWL Holdings.) The actions were consolidated in the first quarter.

Plaintiffs allege that defendants violated the Securities Exchange Act of 1934. Among other things, plaintiffs claim that defendants issued a series of materially false and misleading statements and omitted material facts regarding the Company's financial condition, including the value of certain of its assets, and failed to timely disclose that it was under investigation by the Securities and Exchange Commission (the "SEC").

Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of PennCorp's common stock and subordinated notes during the period of February 8, 1996, through November 16, 1998.

The parties entered into a Stipulation of Settlement dated April 28, 2000 containing the terms of the settlement of this matter. The Stipulation states that $9,000 of cash plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims. Of that sum, $1,500 was paid by PennCorp during the third quarter of 1999 into an escrow account established by plaintiffs' counsel, and $7,500 plus interest will be paid by PennCorp's outside directors and officers liability insurance carrier. On June 19, 2000, the District Court entered an Order Preliminarily Approving Settlement and Providing For Notice and set a final hearing on the matter for September 22, 2000. The Company expects the settlement to receive final approval at that hearing.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. During 1999 the Company initiated an exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. Security Life denies the allegations in the petition and intends to vigorously defend this lawsuit. The trial court in which this case is pending has granted class certification in at least one other lawsuit involving similar types of claims. As of June 30, 2000, the parties were discussing a settlement of the lawsuit, but there can be no assurances that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company has accrued approximately $1.0 million for expenses anticipated to be incurred in conjunction with the potential settlement.

Jerrold Schnoebelen ("Schnoebelen") was an agent whose marketing contract with United Life provided that he would be entitled to an annual commission (trail fee) based on various percentages of the total accumulated value of annuity contracts in force for 13 months with United Life which were produced by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993 and his agency contract was terminated in 1997. In 1998 Schnoebelen brought suit in US District Court in San Diego, California against United Life alleging that United Life had not paid him all the trail fees to which he was entitled after 1994 and alleging various contractual and tortious causes of action. When PennCorp sold United Life in 1999, it and PLAIC indemnified the buyer against losses for past damages from this lawsuit. The Company denied the claims and vigorously defended the lawsuit. On July 20, 2000, the jury returned a verdict against United Life in the amount of $1,125 being $287 for past economic damages and $838 for the

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

net present value of future economic damages. The Company has established a liability for these damages. The Company believes it has valid grounds to appeal and obtain a reversal of the judgment and fully intends to pursue such appeal. The Company further believes that most, if not all, of the future economic damages are not encompassed by the indemnity agreement and are therefore the responsibility of the buyer of United Life.

The life insurance subsidiaries of the Company are parties to various other pending or threatened legal actions arising in the ordinary course of business, some of which include allegations of insufficient policy illustration and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company's subsidiaries.

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

Each of the definitive purchase and sale agreements the Company has consummated for Professional, the United Life Assets, KIVEX, the Career Sales Division and the Payroll Sales Division contain indemnification provisions which survive the closing of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company be found in breach of certain representation and warranty provisions or upon the occurrence of specified events contained in the purchase and sale agreements. The Company has purchased representations and warranty insurance to cover potential indemnification claims arising under each of the definitive purchase and sale agreements in an aggregate amount of $20,000 for all indemnification claims.

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

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company's insurance subsidiaries had outstanding commitments to invest up to $6,043 in various limited partnership funds and other investments.

As of June 30, 2000, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as a part of the sale of the United Life Assets. The Company may be obligated to repurchase certain of the mortgages sold. The amount of mortgages the Company may be required to repurchase is not expected to exceed approximately $1,600. At June 30, 2000, the Company had established a $1,200 liability related to these contingencies.

In addition, the Company has been notified by ING that it disputes certain federal income tax calculations under the provisions of the United Life Assets purchase and sale agreement. Under the provisions of the purchase and sale agreement ING is to provide the Company with preliminary tax returns in order for the Company to evaluate any potential differential in tax amounts between closing and the final return preparation. To date ING has not provided such preliminary tax returns and hence the Company has not been able to fully evaluate the merits of ING's claim. At June 30, 2000, the Company had established a liability of $1,151 related to this contingency.

At June 30, 2000, the Company had a contingent obligation for mortgage loans previously sold aggregating $3,688 as a result of the Company acting as a servicing conduit.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The June 30, 2000 and 1999, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review is included on the following page.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders of Southwestern Life Holdings, Inc. (formerly PennCorp Financial Group, Inc.)

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Life Holdings, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2000 and 1999, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Dallas, Texas
August 10, 2000

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

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for SWL Holdings' products and trends in SWL Holdings' operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of SWL Holdings to sell its products, the market value of SWL Holdings' investments and the lapse rate and profitability of insurance products; (2) SWL Holdings' ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of SWL Holdings' insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of SWL Holdings' products;
(6)  increasing  competition  in  the  sale  of  insurance  and  annuities;  (7)
regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to SWL Holdings' insurance subsidiaries by independent rating organizations such as A.M. Best, which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) cash flow testing at Southwestern Life; and (10) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

BANKRUPTCY PROCEEDINGS AND RECAPITALIZATION

On January 10, 2000, PennCorp announced that it had agreed to sell its Financial Services Division to Reassure America for $260 million subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

On February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. From the Petition Date, PennCorp continued to operate and manage its assets and business as a debtor-in-possession as authorized by provisions of the Bankruptcy Code.

On February 28, 2000, the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers.

On March 15, 2000, PennCorp received a competing bid in the form of a recapitalization plan submitted by Inverness and Vicuna on behalf of the unofficial ad hoc committee of preferred stockholders, and Rapoport and Sharpe. On March 23, 2000, PennCorp's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Director's selection of the Recapitalization Plan. On April 14, 2000 the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness. On May 8, 2000, the reinsurance transaction was consummated effective May 1, 2000.

On June 5, 2000, the Bankruptcy Court confirmed the Recapitalization Plan.

On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as Southwestern Life Holdings, Inc. Pursuant to the Recapitalization Plan, SWL Holdings issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicunna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.5 per share and the Company received $46.0 million in cash (net of related expenses). All shares of PennCorp's common stock were canceled for no value. The SWL Holdings common stock trades on the OTC Bulletin Board under the symbol "SWLH." In addition, the Company consummated a new $95.0 million credit facility and borrowed $81.0 million under it at closing. According to the Recapitalization Plan, the Company received $49.1 million from PLAIC as principal and interest payments on the existing surplus debenture and $5.9 million as dividends. The $55.0 million was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179.6 million. Any and all other claims and liabilities of PennCorp were paid or accrued in accordance with their terms. The Company has established an additional tax valuation allowance on certain net operating loss carryforwards, which may not be recoverable as a result of the recapitalization and other factors.

The Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of his consulting services rendered in connection with the recapitalization transaction. In addition, the Company established a non-qualified stock option plan and issued options to purchase 890,000 shares of the Company's stock at prices ranging from $12.50 to $15.00 per share. Included in these options were 55,000 shares that were awarded to certain consultants at a price of $12.50 per share for which the Company recognized expense of $269.

GENERAL

Historically, PennCorp through three operating divisions, provided accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. PennCorp's products were sold through several distribution channels, including exclusive agents, independent general agents, financial institutions, and payroll deduction programs, and were targeted primarily to lower- and middle-income individuals in rural and suburban areas. PennCorp's products were primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance with low face amounts, and accumulation products such as single premium deferred annuities. During 1999 and the first two months of 2000, PennCorp disposed of its Career Sales Division, Payroll Sales Division and certain operating subsidiaries. Each disposition affected certain distribution channels and related products historically utilized by PennCorp.

The Company's financial condition and results of operations for the periods covered by this and future reports are or will be affected by several common factors, each of which is discussed below.

DISPOSITIONS AND OTHER TRANSACTIONS. On February 4, 2000, PennCorp consummated the sale of the Payroll Sales Division for cash proceeds of approximately $103.3 million. PennCorp used $100.0 million of the proceeds to repay its then existing bank credit facility.

In conjunction with the sale of the Payroll Sales Division and as part of a series of pre-restructuring transactions, Southwestern Life and Security Life paid extraordinary dividends consisting of affiliate notes and securities aggregating $15.5 million and $14.2 million, respectively.

Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of approximately $432.8 million, which is equal to the amount of the reinsured statutory policy liabilities, net of a ceding allowance of approximately $15.1 million. PennCorp recorded a deferred gain of approximately $10.2 million, representing the difference between ceded policy liabilities calculated on a
GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies and the cash transferred net of the ceding allowance. The deferred gain is being recognized in other income over the life of the reinsured block of business. During the quarter ended June 30, 2000, the Company recognized $203 of such deferred gains. Southwestern Life and Security Life retained the administration for the ceded block of business and will be reimbursed by RGA for administrative costs at the rate of approximately $5.00 per annuity contract in force per year. (As a result of the merger of Security Life into Southwestern Life, effective June 30, 2000, Southwestern Life succeeded to all of Security Life's rights and obligations under its agreement with RGA.) During the quarter ended June 30, 2000, PennCorp recognized approximately $5.3 million in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction. In addition, the Company will receive a monthly trail commission equal to one-twelfth of 0.32% of outstanding statutory reserves. The Company has established an additional tax valuation allowance for capital loss carryforwards associated with the sale of invested assets, which may not be recoverable prior to their expiration dates.

RESTRUCTURING AND OTHER COSTS. As a result of the merger of Security Life into Southwestern Life and the consummation of the Recapitalization Plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000 (the "2000
Plan). Pursuant to the 2000 Plan, the Company is reducing its workforce in most areas of the Company (including finance, policyholder services, marketing, information technology and human resources) by 52 employees. The 2000 Plan is expected to be completed by December 31, 2000, and result in operating expense reductions and cash savings of approximately $2.4 million annually. Prior to 2000, the Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan"), the fourth quarter of 1998 (THE "4TH QUARTER 1998 PLAN") AND THE FIRST QUARTER OF 1998 (THE "1ST Quarter 1998 Plan").

The following reflects the impact of activity for the three and six months ended June 30, 2000 and 1999 on the restructuring accrual balances under the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan (in thousands):

                                       PAID OR                                    PAID OR
                           BALANCE AT  CHARGED              BALANCE AT            CHARGED               BALANCE AT
                          DECEMBER 31, AGAINST               MARCH 31,             AGAINST               JUNE 30,
                             1999     LIABILITY ADJUSTMENTS   2000     PROVISION  LIABILITY ADJUSTMENTS   2000
                           ---------  --------- ----------- ---------  ---------  --------- ----------- ---------
2000 PLAN
Severance and
   related benefits......  $      --  $      --  $      --  $      --  $   1,020  $   (120)  $     --   $     900
                           =========  =========  =========  =========  =========  ========   ========   =========
1999 PLAN
Severance and
   related benefits......  $   2,374  $  (1,096) $      --  $   1,278  $      --  $ (1,200)  $     79   $    157
Estimated holding costs
   of vacated facilities.      2,122         --         --      2,122         --        --         (8)     2,114
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   4,496  $  (1,096) $      --  $   3,400  $      --  $ (1,200)  $     71   $  2,271
                           =========  =========  =========  =========  =========  ========   ========   ========
4TH QUARTER 1998 PLAN
Severance and
   related benefits......  $   1,067  $     (75) $      --  $     992  $      --  $    (25)  $     --   $    967
                           =========  =========  =========  =========  =========  ========   ========   ========
1ST QUARTER 1998 PLAN
Estimated holding costs
   of vacated facilities.  $   1,814  $    (345) $      --  $   1,469  $      --  $ (1,301)  $   (168)  $     --
                           =========  =========  =========  =========  =========  ========   ========   ========

During the quarter ended June 30, 2000, the Company entered into contracts to sublease vacated office space and is in negotiations to be released from obligations related to the vacated office space beginning January 1, 2001. Pursuant to THESE AGREEMENTS THE COMPANY ADJUSTED THE REMAINING ACCRUALS FOR THE 1999 PLAN AND 1ST quarter 1998 Plan by $8,000 and $168,000, respectively. The Company adjusted its severance accruals during the three months ended June 30, 2000 based on actual severance paid.

                                       PAID OR                                     PAID OR
                           BALANCE AT  CHARGED             BALANCE AT              CHARGED              BALANCE AT
                          DECEMBER 31, AGAINST              MARCH 31,              AGAINST               JUNE 30,
                             1998     LIABILITY ADJUSTMENTS   1999     PROVISION  LIABILITY ADJUSTMENTS   1999
                           ---------  --------- ----------- ---------  ---------  --------- ----------- ---------
1999 PLAN
Severance and
   related benefits......  $      --  $      --  $      --  $      --  $   3,185  $     --   $     --   $  3,185
Estimated holding costs of
   vacated facilities....         --         --         --         --      2,122        --         --      2,122
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $          $      --  $      --  $      --  $   5,307  $     --   $     --   $  5,307
                           =========  =========  =========  =========  =========  ========   ========   ========
4TH QUARTER 1998 PLAN
Severance and
   related benefits......  $   2,274  $    (370) $      --  $   1,904  $      --  $   (236)  $    189   $  1,857
Estimated contract
    termination costs....         32         --         --         32         --       (41)         9         --
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,306  $    (370) $      --  $   1,936  $      --  $   (277)  $    198   $  1,857
                           =========  =========  =========  =========  =========  ========   ========   ========
1ST QUARTER 1998 PLAN
Severance and
   related benefits......  $     619  $    (289) $       5  $     335  $      --  $     (7)  $   (328)  $     --
Estimated holding costs
   of vacated facilities.      2,205         --         --      2,205         --        --        (41)     2,164
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,824  $    (289) $       5  $   2,540  $      --  $     (7)  $   (369)  $  2,164
                           =========  =========  =========  =========  =========  ========   ========   ========

As a result of the sale of the United Life Assets along with other non-core operations, the Company adopted a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company adjusted its severance accruals during the three and six months ended June 30, 1999 based on actual severance paid.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY

GENERAL. SWL Holdings ("parent company"), formerly known as PennCorp, is a legal entity, separate and distinct from its subsidiaries and has no material business operations. The parent company needs cash for: (i) principal and interest on debt; (ii) holding company administrative expenses; (iii) income taxes and (iv) investments in subsidiaries. The primary sources of cash to meet these obligations include statutorily permitted payments from life insurance subsidiaries, including: (i) surplus debenture interest and principal payments,
(ii) dividend payments; and (iii) tax sharing payments. The parent company may also obtain cash through the sale of subsidiaries or other assets.

Between February 7, 2000 and June 13, 2000, PennCorp was managing its assets as a "debtor-in-possession" as a result of the bankruptcy petition filing (see Note 3 of Notes to Unaudited Consolidated Financial Statements).

On June 13, 2000, the Company consummated a $95.0 million credit facility. The Company used $81.0 million of the new credit facility along with the proceeds from the issuance of SWL Holdings common stock pursuant to the rights offering and Rapoport and Sharpe investments and the $55.0 million extraordinary dividends to repay the entire principal balance of PennCorp's senior and subordinated debt and related interest (see Note 3 of Notes to Unaudited Consolidated Financial Statements).

The following table shows the cash sources and uses of the parent company on a projected basis for the remainder of 2000 and on an actual basis for the periods June 13, 2000 to June 30, 2000, February 8, 2000 to June 12, 2000 (as a
debtor-in-possession), January 1, 2000 to February 7, 2000 and for the six months ended June 30, 1999 (in thousands):

                                                 PROJECTED       PERIOD       PERIOD      PERIOD         SIX
                                                   PERIOD       JUNE 13,    FEBRUARY 8, JANUARY 1,      MONTHS
                                               JULY 1, 2000 TO   2000 TO      2000 TO     2000 TO       ENDED
                                                 DECEMBER 31,    JUNE 30,     JUNE 12,  FEBRUARY 7,    JUNE 30,
                                                    2000          2000         2000        2000          1999
                                                 -----------  -----------  -----------  -----------  -----------
   Cash sources:
     Cash from subsidiaries....................  $    11,366  $    55,000  $     4,105  $   130,127  $   220,308
     Issuance of common stock..................           --       46,004           --           --           --
     Additional borrowings.....................        3,000       82,000           --           --           --
     Other investment income...................           --           39          245           44          539
     Sale of/collection on assets held.........           --           --           57           --          995
     OTHER, NET................................           --           --           32           26           12
                                                 -----------  -----------  -----------  -----------  -----------
         TOTAL SOURCES.........................       14,366      183,043        4,439      130,197      221,854
                                                 -----------  -----------  -----------  -----------  -----------
   Cash uses:
     Interest paid on indebtedness.............        4,500        6,683        2,254        3,057       23,991
     Operating expenses, including
       restructuring charges...................        2,102        6,261        1,029       18,575        3,912
     Reduction of notes payable................        4,000      174,646        5,000      100,000      189,000
     Costs of recapitalization.................        3,202        7,592           --           --           --
     Capital contributions to subsidiaries.....           --           --           --           --        4,485
     OTHER, NET................................           --           --          877           --           --
                                                 -----------  -----------  -----------  -----------  -----------
         TOTAL USES............................       13,804      195,182        9,160      121,632      221,388
                                                 -----------  -----------  -----------  -----------  -----------
   Increase (decrease) in cash equivalents.....          562      (12,139)      (4,721)       8,565          466
   Cash and cash equivalents at
     beginning of period.......................        2,183       14,322       19,043       10,478       12,654
                                                 -----------  -----------  -----------  -----------  -----------
   Cash and cash equivalents at
     end of period (1).........................  $     2,745  $     2,183  $    14,322  $    19,043  $    13,120
                                                 ===========  ===========  ===========  ===========  ===========
----------------
(1) Company's  unused  resolver as of December 31, 2000 is projected to be $14.0 million.

CASH SOURCES

CASH FROM SUBSIDIARIES. Cash generated by the Company's insurance subsidiaries is made available to SWL Holdings principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (sold February 4, 2000) (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division and the surplus notes issued by Pioneer Security were repaid in full in connection with the consummation of the sale of the Payroll Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million. As part of a subsidiary realignment in conjunction with the Payroll Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $35.0 million. With respect to Constitution, Pioneer Security and PLAIC (as a result of its surplus debentures issued as of July 30, 1999 and January 31, 2000), the surplus debenture payments have been made to non-insurance intermediate holding companies and paid to the Company in the form of dividends and tax sharing payments. The amounts outstanding under the surplus debentures totaled $107.5 million and $258.3 million as of June 30, 2000 and December 31, 1999, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow SWL Holdings to meet its cash requirements.

The Surplus Note Companies rely upon dividends and tax sharing payments from their respective insurance subsidiaries. Each of the insurance subsidiaries is in turn subject to regulatory restrictions under Texas insurance laws and regulations with respect to the maximum amount of dividends that can be paid to the Surplus Note Companies within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory capital and surplus or prior year's statutory earnings.

CASH SOURCES AND USES FOR THE PERIOD JUNE 13 TO JUNE 30, 2000

During the period June 13 to June 30, 2000, the Company received capital contribution of $46.0 million (net of related expenses) through the issuance of 3,800,000 shares of common stock pursuant to the Recapitalization Plan. In addition, the Company borrowed $82.0 million under the new credit facility. The Company also received $49.1 million from PLAIC as principal and interest payments on the existing surplus debenture and $5.9 million in dividends. The $55.0 million was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of senior and subordinated debt aggregating $174.6 million and related interest. Additionally, the Company made interest payments totaling $6.7 million and incurred cash operating expenses of $6.3 million including a $6.0 million fee paid for the termination of the contract to sell Southwestern Life and Security Life. The Company paid costs associated with the Recapitalization Plan of $7.6 million.

CASH SOURCES AND USES FOR THE PERIOD FEBRUARY 8, 2000 TO JUNE 12, 2000

During the period from February 8, 2000 to June 12, 2000, PennCorp (as a debtor-in-possession) received $245,000 of short-term investment income, $57,000 of proceeds from sale of mortgage loans and collection of receivables and $32,000 from tax refunds. PennCorp paid $2.3 million in interest on its senior debt and incurred $1.0 million of operating expenses. PennCorp made a $5.0 million principal payment on its credit facility and payments of $855,000 to a non-insurance subsidiary representing a return of the subsidiary's funds previously swept to the cash collateral account.

CASH SOURCES AND USES FOR THE PERIOD JANUARY 1, 2000 TO FEBRUARY 7, 2000

As part of series of pre-restructuring transactions, Security Life became a wholly-owned subsidiary of PLAIC. In addition, PLAIC was permitted to prepay $20.4 million of principal and interest on its surplus debenture to SW Financial, which then paid these funds as a dividend to PennCorp. On February 4, 2000, AA Holdings sold the companies in the Payroll Sales Division for $103.3 million. The net proceeds to PennCorp after repayment of intercompany borrowings to insurance company affiliates of PennCorp was $97.0 million. In addition, PennCorp received a $12.7 million dividend from AA Holdings. Of the proceeds, $100.0 million were used to repay a portion of PennCorp's bank credit facility.

For the period from January 1, 2000 to February 7, 2000, PennCorp paid $10.0 million in employment contract obligations and $280,000 in transaction bonuses ($8.3 million had been accrued and expensed prior to December 31, 1999) under executive employment agreements with certain senior executives of PennCorp and its subsidiaries. In addition, PennCorp paid $2.0 million for insurance coverage, principally to cover possible indemnification claims arising from a breach of the representations and warranties contained in each of the subsidiary and asset sale agreements, $1.9 million in retainers to professional services firms and $3.5 million for other professional and legal services. Interest totaling $3.1 million was paid during the period in order to bring PennCorp's bank credit facility current.

CASH SOURCES AND USES FOR THE SIX MONTHS ENDED JUNE 30, 1999

CASH FROM SUBSIDIARIES. For the six months ended June 30, 1999, PennCorp received surplus debenture interest and principal payments from PLAIC of $165.7 million, and received dividends and tax sharing payments of $54.6 million from non-insurance intermediate holding companies. Substantially all of the surplus debenture, dividends and tax sharing payments made by PLAIC were the direct result of proceeds received by PLAIC from the disposition of Businesses Sold.

OTHER INVESTMENT INCOME. During the six months ended June 30, 1999, PennCorp received other investment income from short-term invested assets held by the parent company.

SALE OF/COLLECTION ON ASSETS HELD. During the six months ended June 30, 1999, PennCorp received distributions from a limited partnership of $166,000. These assets were acquired in connection with the sale of the United Life Assets. In addition, PennCorp sold a non-life insurance subsidiary for $829,000 in connection with the sale of the United Life Assets.

INTEREST PAID ON INDEBTEDNESS. During the six months ended June 30, 1999, PennCorp made interest payments totaling $24.0 million.

OPERATING EXPENSES, INCLUDING RESTRUCTURING CHARGES. During the six months ended June 30, 1999, PennCorp directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by PennCorp during the six months ended June 30, 1999 aggregated $1.6 million. During the six months ended June 30, 1999, PennCorp also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $1.1 million. Operating expenses for the six months ended June 30, 1999 also include costs aggregating $1.4 million associated with the pending class action securityholder litigation and an SEC investigation.

REDUCTION IN NOTES PAYABLE. During the six months ended June 30, 1999, PennCorp made repayment under the Bank Credit Facility aggregating $189.0 million upon the consummation of sales of Professional, the United Life Assets and KIVEX.

CAPITAL CONTRIBUTIONS TO SUBSIDIARIES. For the six months ended June 30, 1999, PennCorp made capital contributions to subsidiaries totaling $4.5 million. Of the total contributions, $3.3 million was made to PLAIC to make a subsequent capital contribution to PLIC and $1.2 million was made to a non-life insurance subsidiary.

PROJECTED CASH SOURCES AND USES FOR THE REMAINING SIX MONTHS OF 2000

Projected cash sources include $11.4 million in dividends and principal and interest payment on the surplus debenture and a $3.0 million borrowing under the new credit facility. Projected cash uses include the payments of principal and interest on the new credit facility of $4.0 million and $4.5 million, respectively, the payments of operating expenses of $2.1 million and the payments of remaining costs associated with the Recapitalization Plan of $3.2 million.

Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements. At June 30, 2000, the amount available to be drawn under the new credit facility was $13.0 million.

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

CASH FLOW FROM OPERATING ACTIVITIES. Cash provided by operating activities, excluding the parent company, were $15.2 million and $5.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash flow from operating activities principally resulted from decreasing costs associated with: (i) year 2000 remediation at all of the insurance subsidiaries; (ii) reduced costs as a result of strategic business evaluations and associated restructuring of the Company and (iii) sale of KIVEX, which used cash from operating activities due to its rapid growth in 1999.

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

Cash provided by investing activities were $562.8 million and $303.0 million for the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, the Company's subsidiaries sold $487.3 million and $481.7 million of fixed maturity and equity securities, and purchased $77.6 million and $595.3 million of fixed maturity and equity securities, respectively. During the three months ended June 30, 2000 the Company's subsidiaries sold securities in order to transfer cash of $432.8 million associated with an indemnity coinsurance agreement and to pay dividends to the parent company of $55.0 million as part of the recapitalization plan. Other sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities, meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits and improve the quality of the investment portfolio or avoid prepayment risks.

CASH FLOW FROM FINANCING ACTIVITIES. Cash used by financing activities, excluding the parent company, were $668.1 million and $348.5 million for the six months ended June 30, 2000 and 1999, respectively. Cash outflows during the six months ended June 30, 2000 and 1999 include cash transferred on reinsurance ceded of $432.8 million upon consummation of the RGA reinsurance transaction, dividends, including dividends totaling $55.0 million associated with the recapitalization, and surplus debenture principal payments aggregating $189.1 million and $202.4 million, respectively, made to the parent company. For the six months ended June 30, 1999, PennCorp made a $3.3 million capital contribution to PLAIC to make a subsequent contribution to PLIC and a $1.2 million capital contribution to a non-life insurance subsidiary. In addition, policyholder surrenders exceeded deposits by $46.1 million and $150.5 million for the six months ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2000 and 1999, the Company has prepared the following selected pro forma financial information for the Company's Financial Services Division (Southwestern Life and Security Life) and Businesses Sold (Payroll Sales Division, Career Sales Division, Professional, the United Life Assets and KIVEX). As a result of the sale of the Payroll Sales Division on February 4, 2000, the operating results of the Payroll Sales Division have been included in the Businesses Sold for all periods presented. "Operating Income (Loss)," as used below, excludes the impact of: (i) federal income tax expense (benefit) (ii) restructuring costs, (iii) gains or losses on the sale of investments and (iv) the impact of the Company's decision to dispose of the Businesses Held for Sale. The Company considers operating income (loss) to reflect a division's "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting each of the Company's divisions. This information is used by the Company's principal decision makers to evaluate the performance of each division as it eliminates the impact of transactions that the Company considers to be unrelated to the core operating results of the divisions. Other companies that operate primarily in the life insurance industry may or may not use similar measures.

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
                                                                            (IN THOUSANDS)
Retained Business--Financial Services Division:
     Operating income..............................  $        (453)  $       6,559  $         226  $       9,101
     Net investment losses.........................        (10,599)         (2,560)       (13,319)        (1,438)
     Restructuring costs...........................           (923)         (5,275)          (923)        (5,313)
                                                     -------------   -------------  -------------  -------------
                                                           (11,975)         (1,276)       (14,016)         2,350
                                                     -------------   -------------  -------------  -------------
Businesses Sold:
     Operating income (loss).......................             --          14,141          2,806         24,320
     Net investment gains (losses).................             --            (807)           (39)           250
     Restructuring costs...........................             --             169             --            202
     Net gains (losses) from sale of subsidiaries..             --          26,808         (8,383)        27,804
     Impairment valuation..........................             --         (28,199)            --        (58,486)
                                                     -------------   -------------  -------------  -------------
                                                                --          12,112         (5,616)        (5,910)
                                                     -------------   -------------  -------------  -------------
Corporate:
     Interest and amortization of deferred
       debt issuance cost..........................         (4,551)        (11,224)       (10,737)       (25,344)
     Corporate expenses, eliminations and other....        (10,249)        (15,575)       (23,655)       (24,114)
     Net investment gains..........................             52             120             52            120
     Restructuring costs...........................             --             (30)            --            (30)
                                                     -------------   -------------  -------------  -------------
                                                           (14,748)        (26,709)       (34,340)       (49,368)
                                                     -------------   -------------  -------------  -------------
LOSS BEFORE EXTRAORDINARY ITEMS AND INCOME TAXES...  $     (26,723)  $     (15,873) $     (53,972) $     (52,928)
                                                     =============   =============  =============  =============

RETAINED BUSINESS--FINANCIAL SERVICES DIVISION

The Financial Services Division includes the operations of Southwestern Life and Security Life. (Effective June 30, 2000, Security Life was merged into Southwestern Life.) Southwestern Life and Security Life market life insurance and, to a lesser extent annuity products, through independent general agents who sell directly to individuals primarily in the southwestern and southeastern United States.

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
                                                                            (IN THOUSANDS)
   Revenues:
     Policy revenues...............................  $      27,652   $      35,964  $      58,355  $      69,750
     Net investment income.........................         33,653          40,190         73,255         82,062
     Other income..................................            881           2,161          3,211          3,484
                                                     -------------   -------------  -------------  -------------
                                                            62,186          78,315        134,821        155,296
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         47,200          52,397         99,108        107,767
     Insurance related expenses....................          4,729           6,539         14,500         16,039
     Other operating expenses......................         10,710          12,820         20,987         22,389
                                                     -------------   -------------  -------------  -------------
                                                            62,639          71,756        134,595        146,195
                                                     -------------   -------------  -------------  -------------
     PRE-TAX OPERATING INCOME......................  $        (453)  $       6,559  $         226  $       9,101
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

Premiums, net of reinsurance, by major product line for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Life premiums:
     Universal life (first year)...................  $       1,756   $       2,509  $       3,966  $       5,027
     Universal life (renewal)......................         23,337          12,859         48,570         32,369
     Yearly renewable term reinsurance on
       universal life..............................         (2,680)         (2,232)        (5,238)        (4,374)
     Traditional life (first year).................          1,369           2,111          2,828          4,954
     Traditional life (renewal)....................          8,120           7,393         16,010         15,656
                                                     -------------   -------------  -------------  -------------
       Life premiums, net of reinsurance...........         31,902          22,640         66,136         53,632

   Annuity premiums................................            466           1,890          2,379          4,658
   Fixed benefit premiums:
     Long-term care premiums net of reinsurance....            220            (479)           401            (74)
                                                     -------------   -------------  -------------  -------------
       Premiums, net of reinsurance................         32,588          24,051         68,916         58,216
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities......................        (25,559)        (17,258)       (54,915)       (42,054)
                                                     -------------   -------------  -------------  -------------
       Premiums on products with mortality or
        morbidity risk.............................          7,029           6,793         14,001         16,162
   Fees and surrender charges on interest
     sensitive products............................         20,623          29,171         44,354         53,588
                                                     -------------   -------------  -------------  -------------
       POLICY REVENUES.............................  $      27,652   $      35,964  $      58,355  $      69,750
                                                     =============   =============  =============  =============

Life premiums net of reinsurance increased 40.9% and 23.3% during the three and six months ended June 30, 2000, respectively. Life premiums collected, net of reinsurance, were $31.9 million and $66.1 million for the three and six months ended June 30, 2000 compared with $22.6 million and $53.6 million in the comparable periods of 1999, respectively. First year universal life premiums decreased 30.0% and 21.1% in the three and six months ended June 30, 2000 to $1.8 million and $4.0 million, respectively. First year traditional life premiums decreased 35.1% and 42.9% in the three and six months ended June 30, 2000 to $1.4 million and $2.8 million, respectively. The decline is partially attributable to lower sales at Security Life. The decision to cease new life sales at Security Life was announced during the third quarter of 1999 as a result of management's decision to reduce costs and concentrate its marketing efforts at Southwestern Life. In addition, first year traditional life premiums at Southwestern Life decreased 55.3% and 54.5% to $910,000 and $2.0 million for the three and six months ended June 30, 2000, respectively, compared with the comparable 1999 periods. The decrease in first year traditional life premiums is principally due to a decrease in single premiums of $1.1 million and $2.4 million during the three and six month periods of 2000, respectively. Single premiums can vary significantly from period to period.

Universal life and traditional life renewal premiums increased $11.2 million and $16.6 million, or 55.3% and 34.5%, for the three and six months ended June 30, 2000, respectively, as compared with the comparable 1999 periods. The comparable periods for 1999 included negative premiums associated with the Security Life exchange or refund program. The exchange or refund program was instituted by Security Life on January 1, 1999 for policyholders of certain types of interest sensitive insurance contracts and resulted in a refund of premiums of $12.5 million and $18.1 million during the three and six months ended June 30, 1999, respectively. The refund program was completed at December 31, 1999. Universal life and traditional life renewal premiums at Southwestern Life increased 1.5% to $40.3 million during the three and six months ended June 30, 2000, respectively, compared with the comparable 1999 periods. Annuity premiums of $466,000 and $2.4 million for the three and six months ended June 30, 2000, respectively, were less than the premiums of $1.9 million and $4.7 million in the comparable periods of 1999. The decrease in annuity premiums principally reflects the consummation of the reinsurance transaction whereby Southwestern Life and Security Life reinsured substantially all of their existing deferred annuity blocks of business effective May 1, 2000, (see Note 4 of Notes to Unaudited Consolidated Financial Statements).

NET INVESTMENT INCOME. Net investment income decreased 16.3% and 10.7% to $33.7 million and $73.3 million for the three and six months ended June 30, 2000, respectively, compared with the 1999 comparable periods. The decrease is primarily due to a decline in invested assets. Average invested assets declined approximately $340.6 million and $164.1 million for the three and six months ended June 30, 2000, respectively, compared with the comparable 1999 periods. The decrease in invested assets resulted from the reinsurance of substantially of the deferred annuity block business and the need to liquidate invested assets to provide cash for the $55.0 million extraordinary dividend and for funding surrenders of annuities and universal life products. At the consummation of the reinsurance transaction, invested assets aggregating $432.8 million were transferred to the reinsurer. In addition, policyholder surrenders exceeded deposits by $18.8 million and $46.1 million for the three and six months ended June 30, 2000, respectively. The decrease in invested assets due to surrenders was partially offset by premiums on new and existing life policies and investment income collected, less commissions and operating expenses. Weighted average yields on invested assets have decreased to 6.6% and 6.8% for the three and six months ended June 30, 2000 compared to 6.9% for the three and six months ended June 30, 1999, respectively. Weighted average yields were lower for the three and six months ended June 30, 2000 as a result of maintaining higher cash balances resulting from sales of securities in order to consummate the annuity reinsurance transaction and pay the special dividends associated with the recapitalization.

OTHER INCOME. Other income was $881,000 and $3.2 million for the three and six months ended June 30, 2000, respectively, compared with $2.2 million and $3.5 million in the comparable periods of 1999. The decrease principally reflects changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

TOTAL POLICYHOLDER BENEFITS. The following table shows the components of total policyholder benefits for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Death benefits..................................  $      18,413   $      23,177  $      41,407  $      43,339
   Other insurance policy benefits and change
     in future policy benefits.....................         28,787          29,220         57,701         64,428
                                                     -------------   -------------  -------------  -------------
   TOTAL POLICYHOLDER BENEFITS.....................  $      47,200   $      52,397  $      99,108  $     107,767
                                                     =============   =============  =============  =============

Policyholder benefits decreased 9.9% and 8.0% to $47.2 million and $99.1 million for the three and six months ended June 30, 2000, respectively, compared with the comparable 1999 periods. Death benefits decreased $4.8 million and $1.9 million, or 20.6% and 4.5%, for the three and six months ended June 30, 2000, respectively. Death benefits may vary significantly from period to period. Other policy benefits and change in policy benefits decreased $433,000 and $6.7 million, or 1.5% and 10.4%, during the three and six months ended June 30, 2000, respectively. The decrease is attributable to a decrease in interest credited on deferred annuities which were reinsured effective May 1, 2000. The decrease is also attributable to a decline in interest credited to universal life policies at Security Life as a result of fewer policies in force following the exchange program, surrender activity and the absence of new business production. In addition, higher death benefits during the first quarter 2000 resulted in a larger decrease in reserves as a result of reserves released at death when compared to the 1999 periods. This was partially offset by increases to certain deficiency reserves and unearned revenue reserves of approximately $5.2 million as a result of unlocking assumptions, including future lapsation, on certain interest-sensitive blocks of business of Security Life during the three months ended June 30, 2000.

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $548.0 million as of June 30, 2000 and $527.1 million as of December 31, 1999, respectively. If developing trends were to continue, principally the less than expected level of the lapses currently associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management actions including potential sales disruption and the threat of litigation.

INSURANCE RELATED EXPENSES. Insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $1.8 million and $1.5 million during the three and six months ended June 30, 2000, respectively, compared with the comparable 1999 periods. The decrease during the three and six months ended June 30, 2000 principally reflects the effect of unlocking assumptions, including future lapsation, for certain interest-sensitive blocks of business at Security Life, which was approximately $1.0 million. The decrease for the six months ended June 30, 2000 was partially offset by the decision by management to accelerate payment of approximately $2.2 million of accumulation bonuses owed to agents. The decrease was also partially offset by a decrease to non-deferrable commissions at Security Life resulting from decreases in new and renewal premium and an adjustment of approximately $700,000 based upon a re-evaluation of credit balances with terminated or inactive agents.

OTHER OPERATING EXPENSES. For the three and six months ended June 30, 2000, other operating expenses (including general operating, overhead and policy maintenance) decreased $2.1 million and $1.4 million, respectively, from the comparable periods in 1999. The decrease principally results from a reduction in expenses as a result of restructuring efforts to reduce costs, a reduction in expenses related to costs associated with year 2000 remediation efforts and systems conversions for Security Life as these projects were substantially completed during the third quarter of 1999.

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
                                                                            (IN THOUSANDS)
   Revenues:
     Policy revenues...............................  $          --   $      66,632  $       7,573  $     146,718
     Net investment income.........................             --          27,700          2,907         70,480
     Other income..................................             --           6,212            212         12,859
                                                     -------------   -------------  -------------  -------------
                                                                --         100,544         10,692        230,057
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................             --          51,183          5,344        124,440
     Insurance related expenses....................             --          25,192            978         39,329
     Other operating expenses......................             --          10,028          1,564         41,968
                                                     -------------   -------------  -------------  -------------
                                                                --          86,403          7,886        205,737
                                                     -------------   -------------  -------------  -------------
     PRE-TAX OPERATING INCOME (LOSS)...............  $          --   $      14,141  $       2,806  $      24,320
                                                     =============   =============  =============  =============

POLICY REVENUES. Policy revenues declined $66.6 million and $139.1 million in the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. The decline is primarily attributable to the sale of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

NET INVESTMENT INCOME. Net investment income decreased $27.7 million and $67.6 million during the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is primarily attributable to the sales of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999. July 30, 1999 and February 4, 2000, respectively.

OTHER INCOME. Other income decreased $6.2 million and $12.6 million in the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. Most of the decrease is attributable to the sale of KIVEX on June 30, 1999.

TOTAL POLICYHOLDER BENEFITS. Policyholder benefits decreased $51.2 million and $119.1 million in the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is attributable to the sales of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

INSURANCE RELATED EXPENSES. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $25.2 million and $38.4 million to $-- and $978,000 for the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. Most of the decrease is attributable to the sales of Professional and the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

OTHER OPERATING EXPENSES. Other operating expenses (including general operating, overhead and policy maintenance) decreased $10.0 million and $40.4 million in the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is principally attributable to the sales of Professional, United Life, KIVEX, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, June 30, 1999, July 30, 1999 and February 4, 2000, respectively.

GENERAL CORPORATE

INTEREST AND AMORTIZATION OF DEFERRED DEBT ISSUANCE COSTS. Interest and amortization of deferred debt issuance costs decreased $6.7 million and $14.6 million for the three and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is principally a result of principal repayments under PennCorp's bank credit facility. As a result of the sales of the Payroll Sales Division in 2000 and the Career Sales Division, KIVEX, the United Life Assets and Professional in 1999, PennCorp reduced its outstanding bank credit facility by $367.0 million. PennCorp also repaid an additional $2.0 million of indebtedness as a result of liquidity at the parent company above the amounts prescribed in the bank credit facility. In addition, at emergence from the Chapter 11 proceedings, the Company repaid the remaining outstanding PennCorp's bank credit facility and its senior subordinated notes aggregating $179.6 million with existing cash, borrowings of $81.0 million from the $95.0 million new bank credit facility (the "New Credit Facility")(see Note 5 of Notes to Unaudited Consolidated Financial Statements), the $46.0 million capital contribution (net of related expenses) in connection with the recapitalization transaction and $55.0 million extraordinary dividends from Southwestern Life and Security Life. In addition, during the six month period ended June 30, 1999, PennCorp accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt- Arrangements," as a result of the amendment to the bank credit facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs to be amortized in proportion to the impact of periodic changes in a credit facility as compared with its original terms.

CORPORATE EXPENSES, ELIMINATIONS AND OTHER. Corporate expenses, eliminations and other costs were $10.2 million and $23.7 million for the three and six months ended June 30, 2000, respectively, compared with $15.6 million and $24.1 million for the three and six months ended June 30, 1999, respectively. Included in the three and six months results of 1999 are non-recurring costs of approximately $9.5 million and $14.5 million; respectively, including additional amortization of costs in excess of net assets acquired associated with KB Management reflecting the decision to terminate KB Management as administrator and general partner of a previous affiliate, additional costs associated with efforts to develop recapitalization and restructuring alternatives, consulting and legal fees associated with the disposal of the Businesses Held for Sale as well as other corporate matters. The decrease for the three months ended June 30, 2000 was partially offset by costs incurred associated with the recapitalization of approximately $5.4 million. The decrease for the first six months of 2000 was also partially offset by a break fee of $6.0 million that was paid to Reassure America upon the termination of PennCorp's contract to sell Southwestern Life and Security Life.

INCOME TAXES (BENEFITS). For the three and six months ended June 30, 2000, the Company recognized income taxes of $5.7 million and $6.5 million on loss before taxes and extraordinary items of $26.7 million and $54.0 million. For the three and six months ended June 30, 1999, income tax expense was $3.3 million and $7.9 million on loss before taxes and extraordinary items of $15.9 million and $52.9 million, respectively. The unusual effective tax rates in 2000 and 1999 are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Sold and a tax valuation allowance, primarily representing unrecoverable net operating loss and capital loss carryforwards.

NET INVESTMENT GAINS (LOSSES). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. The Company realized capital losses of $10.5 million and $13.3 million during the three and six months ended June 30, 2000, respectively, and $3.2 million and $1.1 million during the three and six months ended June 30, 1999, respectively. During the quarter ended June 30, 2000, the Company liquidated invested assets to provide the cash required to consummate the RGA reinsurance transaction and recognized $5.3 million in pre-tax capital losses. The Company also liquidates securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $46.1 million and $150.5 million for the six months ended June 30, 2000 and 1999, respectively. During the three months ended June 30, 2000, the Company recognized a permanent impairment of $4.5 million on a fixed maturity issue in default and $673,000 on an investment in a limited partnership.

EXTRAORDINARY ITEMS. Extraordinary items reflect premiums of $1.1 million paid on the redemption of PennCorp's then- existing senior debt as required by the indenture for early payoff and $1.3 million of unamortized loan costs that were written off as all of PennCorp's senior debt and bank credit facility were repaid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. Downward movement in market interest rates during the first six months of 2000 resulted in a decline in the unrealized depreciation of the bond portfolio since the end of 1999. However, the Company's assets and liabilities portfolio and its exposure to market risk has not changed materially from its position at December 31, 1999. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York ("District Court") against PennCorp and certain of its then current or former directors and officers. (None of the individual defendants are currently officers or directors of SWL Holdings.)

During a pre-trial conference on November 9, 1998, all parties agreed to the consolidation of all of the actions and the District Court appointed lead plaintiffs on behalf of shareholders and noteholders. The District Court also approved the selection of three law firms as co-lead counsel for shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999. A First Consolidated Amended Class Action Complaint naming, as defendants, PennCorp, David J. Stone, formerly a director and chairman and chief executive officer, and Steven W. Fickes, formerly a director and president and chief financial officer was filed on March 15, 1999 (the "Complaint").

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

Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of PennCorp's common stock and purchasers of the PennCorp's subordinated notes during the period of February 8, 1996, through November 16, 1998.

The parties to the Complaint entered into a Stipulation of Settlement dated May 24, 2000 (the "Stipulation") containing the terms of the settlement of this matter. The Stipulation states that $9.0 million of cash plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims set forth in the Complaint (the "Settlement"). Of that sum, $1.5 million was paid by PennCorp during the third quarter of 1999 into an escrow account established by plaintiffs' counsel, and $7.5 million plus interest will be paid by PennCorp's outside directors and officers liability insurance carrier. On June 19, 2000, the District Court entered an Order Preliminarily Approving Settlement and Providing For Notice and set a final hearing on the matter for September 22, 2000. The Company expects the Settlement to receive final approval at that hearing.

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. During 1999 the Company initiated an exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. Security Life denies the allegations in the petition and intends to vigorously defend this lawsuit. The trial court in which this case is pending has granted class certification in at least one other lawsuit involving similar types of claims. As of June 30, 2000, the parties were discussing a settlement of the lawsuit, but there can be no assurances that the Company will resolve these matters on such life insurance products on a satisfactory basis, or at all, or that any such resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company has accrued approximately $1.0 million for expenses anticipated to be incurred in conjunction with the potential settlement.

Jerrold Schnoebelen was an agent whose marketing contract with United Life & Annuity provided that he would be entitled to an annual commission (trail fee) based on various percentages of the total accumulated value of annuity contracts in force for 13 months with United Life which were produced by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993 and his agency contract was terminated in 1997. In 1998 Schnoebelen brought suit in US District Court in San Diego, California against United Life alleging that United Life had not paid him all the trail fees to which he was entitled after 1994 and alleging various contractual and tortious causes of action. When PennCorp sold United Life in 1999, it and PLAIC indemnified the Buyer against losses for past damages from this lawsuit. The Company denied the claims and vigorously defended the lawsuit. On July 20, 2000, the jury returned a verdict against United Life in the amount of $1.1 million being $288,000 for past economic damages and $838,000 for the net present value of future economic damages. The Company has established a liability for these damages. The Company believes it has valid grounds to appeal and obtain a reversal of the judgment and fully intends to pursue such appeal. The Company further believes that most, if not all, of the future economic damages are not encompassed by the indemnity agreement and are therefore the responsibility of the buyer of United Life.

The life insurance subsidiaries of the Company are parties to various other pending or threatened legal actions arising in the ordinary course of business, some of which include allegations of insufficient policy illustration and agent misrepresentations. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations if resolved against the Company's subsidiaries.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's Current Report on Form 8-K filed June 20, 2000 (event date June 13, 2000) reported under Item 3 the recapitalization of the Company's securities that was effected pursuant to the Recapitalization Plan. Such information is incorporated by reference in this Item 2. The 9,059,000 shares of new Common Stock issued on June 13, 2000 under the Recapitalization Plan were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration set forth below.

The issuance of 5,175,000 shares of new Common Stock in exchange for Preferred Stock, the issuance to holders of Preferred Stock of rights to purchase new
Common Stock and the issuance of 1,126,717 shares of new Common Stock upon exercise of such rights, all pursuant to the Recapitalization Plan, were exempt from registration under the Securities Act by Sections 1145(a)(1) and 1145(a)(2) of the Bankruptcy Code.

The issuance of 833,283 shares of new Common Stock to Inverness/Phoenix Capital LLC and its affiliates pursuant to the Standby Purchase Agreement dated March 22, 2000 with the Company was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. These purchasers purchased all of the shares issuable under the rights to the extent not subscribed for by other rights holders.

The issuance of 1,840,000 shares of new Common Stock to Bernard Rapoport and John T. Sharpe pursuant to their Subscription Agreement dated June 13, 2000 with the Company was exempt from registration under the Securities Act pursuant to
Section 4(2) of the Securities Act.

The issuance of 60,000 shares of new Common Stock to executive officers (including 50,000 shares awarded to the Company's President, Steve Johnson, and 10,000 shares awarded to David B. Little, its Senior Vice President and Administrative Officer, under their Employment Agreements dated June 13, 2000 with the Company) pursuant to the Recapitalization Plan was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

The issuance of 24,000 shares of new Common Stock to William A. McCormick, a consultant to the Company (previously an officer and director), under his Consulting Agreement dated June 13, 2000 with the Company and pursuant to the Recapitalization Plan was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

The issuance of options to purchase 585,000 shares of new Common Stock to officers, directors and employees of the Company pursuant to the Recapitalization Plan and the issuance of options to purchase 55,000 shares of new Common Stock to four persons not related to the Company were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

The Company entered into a registration rights agreement with the holders of shares of new Common Stock acquired pursuant to the aforementioned Standby Purchase Agreement, Subscription Agreement and Employment Agreement with Mr.
Johnson. The registration rights agreement obligates the Company to register under the Securities Act resales of such new Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Holders of record as of April 25, 2000 of preferred stock equity interests in Class 7 of the Recapitalization Plan were entitled to vote to accept or reject the Recapitalization Plan. Ballots were required to be received by the balloting agent by 5:00 p.m. Eastern Time on May 31, 2000. Of the 5,175,000 outstanding shares entitled to vote, 4,572,032 shares voted, which represented 88.4 % of the outstanding shares entitled to vote. Of that 4,572,032 shares, 4,571,582 shares voted to accept and 450 shares voted to reject the Recapitalization Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     2.1 Stock Purchase Agreement, dated as of December 31, 1998, between GE Financial Assurance Holdings, Inc. and Pacific Life and Accident Insurance Company (2)

     2.2 Agreement, dated as of December 31, 1998, between GE Financial Assurance Holdings, Inc. and the Registrant (2)

     2.3 Purchase Agreement, dated February 21, 1999, among ING America Insurance Holdings, Inc., the Registrant, Pacific Life and Accident Insurance Company, Marketing One Financial Corporation and Marketing One, Inc. (3)

     2.4 Stock Purchase Agreement, dated June 11, 1999, between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (4)

     2.5  First  Amendment  to Stock  Purchase  Agreement,  dated as of June 30,
          1999,  between  PennCorp  Financial  Services,   Inc.  and  Allegiance
          Telecom, Inc. (5)

     2.6 Amended and Restated Purchase Agreement, dated as of July 2, 1999, among Universal American Financial Corp., the Registrant, Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company, and Penncorp Financial Services, Inc. (5)

     2.7 Stock Purchase Agreement, dated as of January 7, 2000, between Reassure America Life Insurance Company and the Registrant (6)

     2.8 Stock Purchase Agreement, dated as of January 8, 2000, between Pioneer-Occidental Holdings Company and American-Amicable Holdings Corporation (6)

   2.8.1 Amendment to Stock Purchase Agreement, dated as of February 4, 2000, between American-Amicable Holdings Corporation and Pioneer-Occidental Holdings Company (7)

     2.9 Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant (8)

     3.1  Amended and Restated Certificate of Incorporation(9)

     3.2  Amended and Restated Bylaws (9)

     4.1 $95,000,000 Senior Credit Agreement, dated as of June 13, 2000, among the Registrant, as Borrower, The Lenders Party Thereto and Ing (U.S.) Capital LLC as Administrative Agent (8)

     4.2 Registration Agreement, dated as of June 13, 2000, among the Registrant, Inverness/Phoenix Capital LLC, Bernard Rapoport, SLM
          Investment, LP, Sharpe Taylor Investments, Ltd., JTS Family Limited Partnership #14, John Sharpe and Steve Johnson (8)

     4.3 $150,000,000 principal amount Surplus Debenture No. Seven, dated July 30, 1999, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation (10)

   4.3.1 Amendment to $150,000,000 Principal Amount Surplus Debenture No. Seven, dated June 13, 2000(1)

  10.1.1 Executive Stock and Employment Agreement, dated as of June 13, 2000, between the Registrant and Bernard Rapoport (8)

  10.1.2 Employment Agreement, dated as of June 13, 2000, between the Registrant and Steve Johnson (8)

10.1.2.1 Separation Agreement, dated as of August 1, 2000, between the Registrant and Steve Johnson(12)

  10.1.3 Employment Agreement, dated as of June 13, 2000, between the Registrant and David Little (8)

  10.1.4 Employment Agreement, dated as of June 13, 2000, between the Registrant and Ron Archer (8)

  10.1.5 Employment Agreement, dated as of June 13, 2000, between the Registrant and David Commons (8)

  10.2.1 Consulting Agreement, dated as of June 13, 2000, between the Registrant and John Sharpe (8)

  10.2.2 Consulting Agreement, dated as of June 13, 2000, between the Registrant and William Mccormick (8)

  10.3.1 Option Agreement, dated June 13, 2000, between the Registrant and John Sharpe (8)

    11.1  Computation of Loss Per Share (1)

    15.1  Independent Auditors' Report (11)

      27  Financial Data Schedule (1)

------------------
(1)  Filed herewith.

(2) Incorporated by reference to the current report on Form 8-K dated January 11, 1999, which was filed with the SEC by the Registrant on January 11, 1999.

(3) Incorporated by reference to the current report on Form 8-K dated March 31, 1999, which was filed with the SEC by the Registrant on April 5, 1999.

(4) Incorporated by reference to the current report on Form 8-K dated June 11, 1999, which was filed with the SEC by the Registrant on June 18, 1999.

(5) Incorporated by reference to the current report on Form 8-K dated June 25, 1999, which was filed with the SEC by the Registrant on July 13, 1999.

(6) Incorporated by reference to the current report on Form 8-K dated January 10, 2000, which was filed with the SEC by the Registrant on January 10, 2000.

(7) Incorporated by reference to the current report on Form 8-K dated February 4, 2000, which was filed with the SEC by the Registrant on February 11, 2000.

(8) Incorporated by reference to the current report on Form 8-K dated June 13, 2000, which was filed with the SEC by the Registrant on June 20, 2000.

(9) Incorporated by reference to the registration statement on Form 8-A which was filed with the SEC by the Registrant on June 13, 2000.

(10) Incorporated by reference to the quarterly report on Form 10-Q for the three months ended September 30, 1999, which was filed with the SEC by the Registrant on November 15, 1999.

(11) Included in Item 1 of Part I of this Form 10-Q.

(12) Incorporated by reference to the current report on Form 8-K dated August 1, 2000, which was filed with the SEC by the Registrant on August 8, 2000.

(B)  REPORTS ON FORM 8-K

On June 20, 2000, the Company filed a current report on Form 8-K with the SEC reporting under Item 3 the consummation on June 13, 2000 of the plan of reorganization confirmed by the bankruptcy court on June 5, 2000. The Form 8-K also reported under Item 1 the change in control effected by the plan of reorganization.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SOUTHWESTERN LIFE HOLDINGS, INC.



                                   BY:/S/DAVID A. COMMONS
                                      -----------------------------
                                      David A. Commons
                                      Senior Vice President, Chief
                                      Financial Officer and Treasurer
                                      (Authorized officer and principal
                                      accounting and financial officer
                                      of the Registrant)

Date: August 14, 2000

                                INDEX TO EXHIBITS

EXHIBIT NUMBERS

     2.1 Stock Purchase Agreement, dated as of December 31, 1998, between GE Financial Assurance Holdings, Inc. and Pacific Life and Accident Insurance Company (2)

     2.2 Agreement, dated as of December 31, 1998, between GE Financial Assurance Holdings, Inc. and the Registrant (2)

     2.3 Purchase Agreement, dated February 21, 1999, among ING America Insurance Holdings, Inc., the Registrant, Pacific Life and Accident Insurance Company, Marketing One Financial Corporation and Marketing One, Inc. (3)

     2.4 Stock Purchase Agreement, dated June 11, 1999, between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (4)

     2.5  First  Amendment  to Stock  Purchase  Agreement,  dated as of June 30,
          1999,  between  PennCorp  Financial  Services,   Inc.  and  Allegiance
          Telecom, Inc. (5)

     2.6 Amended and Restated Purchase Agreement, dated as of July 2, 1999, among Universal American Financial Corp., the Registrant, Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company, and Penncorp Financial Services, Inc. (5)

     2.7 Stock Purchase Agreement, dated as of January 7, 2000, between Reassure America Life Insurance Company and the Registrant (6)

     2.8 Stock Purchase Agreement, dated as of January 8, 2000, between Pioneer-Occidental Holdings Company and American-Amicable Holdings Corporation (6)

   2.8.1 Amendment to Stock Purchase Agreement, dated as of February 4, 2000, between American-Amicable Holdings Corporation and Pioneer-Occidental Holdings Company (7)

     2.9 Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant (8)

     3.1  Amended and Restated Certificate of Incorporation(9)

     3.2  Amended and Restated Bylaws (9)

     4.1 $95,000,000 Senior Credit Agreement, dated as of June 13, 2000, among the Registrant, as Borrower, the Lenders Party Thereto and Ing (U.S.) Capital LLC as Administrative Agent (8)

     4.2 Registration Agreement, dated as of June 13, 2000, among the Registrant, Inverness/Phoenix Capital LLC, Bernard Rapoport, SLM
          Investment, LP, Sharpe Taylor Investments, Ltd., JTS Family Limited Partnership #14, John Sharpe and Steve Johnson (8)

     4.3 $150,000,000 principal amount Surplus Debenture No. Seven, dated July 30, 1999, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation (10)

   4.3.1 AMENDMENT TO $150,000,000 Principal Amount Surplus Debenture No. Seven, dated June 13, 2000(1)

  10.1.1 Executive Stock and Employment Agreement, dated as of June 13, 2000, between the Registrant and Bernard Rapoport (8)

  10.1.2 Employment Agreement, dated as of June 13, 2000, between the Registrant and Steve Johnson (8)

10.1.2.1 Separation Agreement, dated as of August 1, 2000, between the Registrant and Steve Johnson(12)

  10.1.3 Employment Agreement, dated as of June 13, 2000, between the Registrant and David Little (8)

  10.1.4 Employment Agreement, dated as of June 13, 2000, between the Registrant and Ron Archer (8)

  10.1.5 Employment Agreement, dated as of June 13, 2000, between the Registrant and David Commons (8)

  10.2.1 Consulting Agreement, dated as of June 13, 2000, between the Registrant and John Sharpe (8)

  10.2.2 Consulting Agreement, dated as of June 13, 2000, between the Registrant and William Mccormick (8)

  10.3.1 Option Agreement, dated June 13, 2000, between the Registrant and John Sharpe (8)

    11.1  Computation of Loss Per Share (1)

    15.1  Independent Auditors' Report (11)

      27  Financial Data Schedule (1)

------------------

(1)  Filed herewith.

(2) Incorporated by reference to the current report on Form 8-K dated January 11, 1999, which was filed with the SEC by the Registrant on January 11, 1999.

(3) Incorporated by reference to the current report on Form 8-K dated March 31, 1999, which was filed with the SEC by the Registrant on April 5, 1999.

(4) Incorporated by reference to the current report on Form 8-K dated June 11, 1999, which was filed with the SEC by the Registrant on June 18, 1999.

(5) Incorporated by reference to the current report on Form 8-K dated June 25, 1999, which was filed with the SEC by the Registrant on July 13, 1999.

(6) Incorporated by reference to the current report on Form 8-K dated January 10, 2000, which was filed with the SEC by the Registrant on January 10, 2000.

(7) Incorporated by reference to the current report on Form 8-K dated February 4, 2000, which was filed with the SEC by the Registrant on February 11, 2000.

(8) Incorporated by reference to the current report on Form 8-K dated June 13, 2000, which was filed with the SEC by the Registrant on June 20, 2000.

(9) Incorporated by reference to the registration statement on Form 8-A which was filed with the SEC by the Registrant on June 13, 2000.

(10) Incorporated by reference to the quarterly report on Form 10-Q for the three months ended September 30, 1999, which was filed with the SEC by the Registrant on November 15, 1999.

(11) Included in Item 1 of Part I of this Form 10-Q.

(12) Incorporated by reference to the current report on Form 8-K dated August 1, 2000, which was filed with the SEC by the Registrant on August 8, 2000.

                                                                    EXHIBIT 11.1

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY PENNCORP FINANCIAL GROUP, INC.)
                          COMPUTATION OF LOSS PER SHARE
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Basic net loss:
     Loss before extraordinary charge..............  $     (32,409)  $     (19,216) $     (60,496) $     (60,871)
     Extraordinary items...........................         (2,443)             --         (2,443)            --
                                                     -------------   -------------  -------------  -------------
       NET LOSS....................................  $     (34,852)  $     (19,216) $     (62,939) $     (60,871)
                                                     =============   =============  =============  =============

   Diluted net loss:
     Loss before extraordinary charge..............  $     (32,409)  $     (19,216) $     (60,496) $     (60,871)
     Extraordinary items...........................         (2,443)             --         (2,443)            --
                                                     -------------   -------------  -------------  -------------
       NET LOSS....................................  $     (34,852)  $     (19,216) $     (62,939) $     (60,871)
                                                     =============   =============  =============  =============

   Basic:
     Average shares outstanding during
       the period (1)..............................          9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============

   Diluted:
     Average shares outstanding during
       the period (1)..............................          9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============
--------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period.