Form 10-Q
period 2000-09-30
SOUTHWESTERN LIFE HOLDINGS INC
filed 2000-11-14
CIK 890449

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

                For the quarterly period ended September 30, 2000

                         Commission File Number 1-11422

                        SOUTHWESTERN LIFE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                               13-3543540
     (State or other jurisdiction of        (I.R.S. employer identification no.)
      incorporation or organization)
          717 North Harwood Street                          75201
               Dallas, Texas                              (Zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 954-7111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of Common Stock shares outstanding as of November 13, 2000, was 9,059,000.

--------------------------------------------------------------------------------

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I-- FINANCIAL INFORMATION
    Item 1. Financial Statements...............................................3
            Consolidated Balance Sheets........................................3
            Consolidated Statements of Operations and Comprehensive
              Income (Loss)....................................................4
            Consolidated Statements of Cash Flows..............................5
            Notes to Unaudited Consolidated Financial Statements...............6
            Review by Independent Certified Public Accountants................17
            Independent Auditors' Review Report...............................18
    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................19
    Item 3. Quantitative and Qualitative Disclosures About Market Risk........33

PART II-- OTHER INFORMATION
    Item 1. Legal Proceedings.................................................34
    Item 6. Exhibits and Reports on Form 8-K..................................37

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                    September 30,   December 31,
                                                                                        2000            1999
                                                                                    ------------    -----------
                                                                                     (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  1,420,627   $  2,363,690
   Equity securities available for sale, at fair value............................           798          2,008
   Mortgage loans on real estate, net.............................................        15,606         20,032
   Policy loans...................................................................       147,871        197,287
   Other investments..............................................................        32,731         26,570
                                                                                    ------------   ------------
     Total investments ...........................................................     1,617,633      2,609,587
Cash and cash equivalents.........................................................        83,373        141,636
Accrued investment income.........................................................        22,233         37,922
Accounts and notes receivable.....................................................         2,283         11,935
Present value of insurance in force...............................................        89,968        119,766
Deferred policy acquisition costs.................................................        72,156        113,726
Costs in excess of net assets acquired............................................        77,183         79,725
Income taxes, primarily deferred..................................................        76,385        111,517
Due from reinsurers...............................................................       452,244         33,977
Other assets......................................................................        47,019         28,357
                                                                                    ------------   ------------
     Total assets ................................................................  $  2,540,477   $  3,288,148
                                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals................................................  $  2,213,434   $  2,756,957
   Notes payable..................................................................        87,000        279,646
   Accrued expenses and other liabilities.........................................        83,484         98,579
                                                                                    ------------   ------------
     Total liabilities                                                                 2,383,918      3,135,182
                                                                                    ------------   ------------
Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,300,000...................................            --        120,216
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized, issued and outstanding 2,875,000...................................            --        151,736
Common stock, $.01 par value; authorized 15,000,000; issued and outstanding
   9,059,000......................................................................            91             --
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding
   30,143,416.....................................................................            --            303
Additional paid-in capital........................................................       724,726        428,974
Accumulated other comprehensive loss, net of income tax benefits..................       (45,975)       (62,712)
Accumulated deficit...............................................................      (522,283)      (453,487)
Treasury shares (928,685 at December 31, 1999)....................................            --        (30,829)
Notes receivable and other assets secured by common stock.........................            --         (1,235)
                                                                                    ------------   ------------
     Total shareholders' equity...................................................       156,559        152,966
                                                                                    ------------   ------------
     Total liabilities and shareholders' equity ..................................  $  2,540,477   $  3,288,148
                                                                                    ============   ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
REVENUES:
   Premiums........................................  $       5,844   $      38,108  $      25,229  $     185,878
   Interest sensitive policy product charges.......         22,515          31,841         69,058        100,539
   Net investment income...........................         31,664          53,408        108,995        209,043
   Other income....................................          2,985          10,222          7,474         30,653
   Net gains (losses) from the sale of investments.            132             870        (13,174)          (198)
   Net gains (losses) from sales of subsidiaries...             --         (21,643)        (8,383)         6,161
                                                     -------------   -------------  -------------  -------------
       Total revenues..............................         63,140         112,806        189,199        532,076
                                                     -------------   -------------  -------------  -------------

BENEFITS AND EXPENSES:
   Policyholder benefits...........................         48,817          74,401        153,270        306,608
   Amortization of present value of insurance in
     force and deferred policy acquisition costs...          7,341          15,263         22,527         56,358
   Amortization of costs in excess of net assets
     acquired......................................            847           1,265          2,542         12,051
   Underwriting and other administrative expenses..          7,540          33,168         54,577        132,307
   Interest and amortization of deferred debt
     issuance costs................................          2,683           7,713         13,420         33,057
   Restructuring charge............................           (216)             --            707          5,141
   Impairment provision associated with Assets of
     Businesses Held for Sale......................             --              --             --         58,486
                                                     -------------   -------------  -------------  -------------
       Total benefits and expenses.................         67,012         131,810        247,043        604,008
                                                     -------------   -------------  -------------  -------------
Loss before income taxes and extraordinary items...         (3,872)        (19,004)       (57,844)       (71,932)
   Income taxes (benefits).........................         (2,472)          9,094          4,052         17,037
                                                     -------------   -------------  -------------  -------------
Loss before extraordinary items....................         (1,400)        (28,098)       (61,896)       (88,969)
Extraordinary items net of applicable income
  tax benefits.....................................             --              --         (2,443)            --
                                                     -------------   -------------  -------------  -------------
Net loss ..........................................         (1,400)        (28,098)       (64,339)       (88,969)
   Preferred stock dividend requirements...........             --           4,456          4,456         13,369
                                                     -------------   -------------  -------------  -------------
Net loss applicable to common stock................  $      (1,400)  $     (32,554) $     (68,795) $    (102,338)
                                                     =============   =============  =============  =============

PER SHARE INFORMATION(1):
Basic:
   Loss before extraordinary items.................  $       (0.15)  $       (3.10) $       (6.83) $       (9.82)
   Extraordinary items.............................             --              --          (0.27)            --
                                                     -------------   -------------  -------------  -------------
   Net loss........................................  $       (0.15)  $       (3.10) $       (7.10) $       (9.82)
Common shares used in computing basic loss per share         9,059           9,059          9,059          9,059
Diluted:
   Loss before extraordinary items.................  $       (0.15)  $       (3.10) $       (6.83) $       (9.82)
   Extraordinary items.............................             --              --          (0.27)            --
                                                     -------------   -------------  -------------  -------------
   Net loss........................................  $       (0.15)  $       (3.10) $       (7.10) $       (9.82)
                                                     =============   =============  =============  =============
Common shares used in computing diluted loss
  per share........................................          9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============
----------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the  computation of loss per share does not include the preferred stock dividend requirements.

COMPREHENSIVE INCOME (LOSS) INFORMATION:
   Net loss........................................  $      (1,400)  $     (28,098)  $    (64,339)  $    (88,969)
                                                     -------------   -------------  -------------  -------------
   Other comprehensive income (loss), before tax:
     Foreign currency translation adjustments......             --          (1,691)            --          1,713
     Unrealized losses on securities:
       Unrealized holding gains (losses) during
         the period................................         11,930         (33,506)        (2,336)      (135,772)
       Reclassification adjustment for (gains)
         losses included in net income (loss)......           (130)          2,967         12,877          2,056
       Reclassification adjustment resulting from
         sale of subsidiaries......................             --           3,423         15,206             16
                                                     -------------   -------------  -------------  -------------
                                                            11,800         (28,807)        25,747       (131,987)
   Income tax (expense) benefits related to items
     of other comprehensive income (loss)..........         (4,130)          9,491         (9,010)        46,795
                                                     -------------   -------------  -------------  -------------
   Other comprehensive income (loss), net of tax...          7,670         (19,316)        16,737        (85,192)
                                                     -------------   -------------  -------------  -------------
   Comprehensive income (loss).....................  $       6,270   $     (47,414) $     (47,602) $    (174,161)
                                                     =============   =============  =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -------------  -------------
Cash flows from operating activities:
   Loss before extraordinary items................................................  $     (61,896) $     (88,969)
   Adjustments to reconcile loss before extraordinary charge to net cash used by operating activities:
       Impairment provision associated with Assets of Businesses Held for Sale....             --         58,486
       Net (gain) loss from sales of subsidiaries.................................          8,383         (6,161)
       Capitalization of deferred policy acquisition costs........................        (16,200)       (62,275)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net..........         20,061         63,253
       Decrease in policy liabilities, accruals and other policyholder funds......        (25,238)        17,333
       Deferred income tax expense................................................          2,824         16,554
       Other, net.................................................................         29,825         24,489
                                                                                    -------------  -------------
           Net cash provided (used) by operating activities.......................        (42,241)        22,710
                                                                                    -------------  -------------
Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and cash equivalents of
     $38,877 and $31,208 of subsidiaries sold.....................................         64,449        138,718
   Purchases of fixed maturity securities available for sale......................        (80,287)      (753,814)
   Purchases of equity securities.................................................           (426)            --
   Maturities of fixed maturity securities available for sale.....................        108,675        311,723
   Sales of fixed maturity securities available for sale..........................        501,947        561,808
   Sales of equity securities.....................................................            312             20
   Acquisitions and originations of mortgage loans................................             --         (1,082)
   Sales of mortgage loans........................................................             52          8,229
   Principal collected on mortgage loans..........................................          4,294         33,132
   Other, net.....................................................................         (7,151)        12,069
                                                                                    -------------  -------------
       Net cash provided by investing activities..................................        591,865        310,803
                                                                                    -------------  -------------
Cash flows from financing activities:
   Additional borrowings..........................................................         87,000             --
   Issuance of common stock net of related expenses of $1,496.....................         46,004             --
   Payments on notes payable......................................................       (279,646)      (271,277)
   Receipts from interest sensitive policies credited to policyholder
     account balances.............................................................         94,559        137,454
   Return of policyholder account balances on interest sensitive products.........       (122,998)      (308,441)
   Cash transferred to reinsurer..................................................       (432,806)            --
                                                                                    -------------  -------------
       Net cash used by financing activities......................................       (607,887)      (442,264)
                                                                                    -------------  -------------
       Net decrease in cash.......................................................        (58,263)      (108,751)
Cash and cash equivalents at beginning of period (including $131,531 of cash
   and cash equivalents classified as Businesses Held for Sale in 1999)...........        141,636        224,258
                                                                                    -------------  -------------
Cash and cash equivalents at end of period (including $78,091 of cash and
   cash equivalents classified as Assets of Businesses Held for Sale in 1999).....  $      83,373  $     115,507
                                                                                    =============  =============
Supplemental disclosures:
     Income taxes paid (refunded).................................................  $          11  $      (5,286)
                                                                                    =============  =============
     Interest paid................................................................  $      14,280  $      29,149
                                                                                    =============  =============
Non-cash financing activities:
     Accrued and unpaid preferred stock dividends.................................  $       4,456  $      13,369
                                                                                    =============  =============
     Stock received in consideration for notes receivable.........................  $         959  $          --
                                                                                    =============  =============
     Cancellation of preferred stock and related dividends in exchange
       for common stock...........................................................  $     279,746  $          --
                                                                                    =============  =============
     Cancellation of common stock and treasury shares.............................  $     (31,457) $          --
                                                                                    =============  =============
     Issuance of stock grants.....................................................  $       1,050  $          --
                                                                                    =============  =============
     Stock options issued to consultants and former president of the Company......  $         501  $          --
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (In thousands, except share amounts and per share amounts)

1. Basis of Presentation

Southwestern Life Holdings, Inc. ("SWL Holdings" or the "Company"), formerly known as PennCorp Financial Group, Inc. ("PennCorp"), is an insurance holding company. The name of the Company was changed effective June 13, 2000, the date the recapitalization transactions (see Note 3) were consummated.

As further discussed in Note 3, on February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code ("Bankruptcy Code"). On June 13, 2000, PennCorp consummated a recapitalization plan and emerged from the Chapter 11 proceedings as SWL Holdings. The Company owns Southwestern Financial Corporation ("SW
Financial"). Through SW Financial's wholly-owned life insurance subsidiary, Pacific Life and Accident Insurance Company ("PLAIC"), and its wholly-owned subsidiary, Southwestern Life Insurance Company ("Southwestern Life"), the Company offers a broad range of life, accumulation and accident and sickness insurance products through both independent and exclusive agents. Additionally, the Company owns KB Management, LLC ("KB Management") which provides management and advisory services to the Company and its insurance subsidiaries; and Marketing One, Inc. ("Marketing One"), a third party marketing organization. As part of a previously announced subsidiary realignment, Security Life and Trust Insurance Company ("Security Life"), formerly a wholly-owned life insurance company, was merged into Southwestern Life effective June 30, 2000.

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

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. Basis of Presentation (Continued)

Income (loss) per share is computed based on outstanding common shares of the recapitalized company for all periods reported as if the recapitalization occurred at the beginning of the reporting periods. As a result, the computation of loss per share does not include the preferred stock dividend requirements.

Certain prior period amounts have been reclassified to conform to current period presentation.

The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. New Accounting Pronouncements Not Yet Adopted

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities."   SFAS  No.  133  defines   derivative   instruments  and  provides
comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. In June 2000, SFAS No. 138 was issued amending certain provisions of SFAS No. 133. The Company will adopt SFAS No. 133 and SFAS No. 138 effective as of January 1, 2001. The Company is currently evaluating SFAS No. 133 and SFAS 138 but does not expect its adoption to have a material effect on its consolidated financial statements.

3. Recapitalization and Petition for Relief Under Chapter 11

On January 10, 2000, PennCorp announced that it had agreed to sell Southwestern Life and Security Life to Reassure America Life Insurance Company ("Reassure America") for $260,000 subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

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

On March 15, 2000, the Company received a competing bid in the form of a recapitalization plan submitted by Inverness/Phoenix Capital LLC ("Inverness") and Vicuna Advisors, LLC ("Vicuna") on behalf of the unofficial ad hoc committee of preferred stockholders, and Mr. Bernard Rapoport ("Rapoport") and Mr. John Sharpe ("Sharpe") (the "Recapitalization Plan"). On March 23, 2000, PennCorp's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Directors' selection of the Recapitalization Plan. On April 14, 2000, the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness. On June 5, 2000, the Bankruptcy Court confirmed the Recapitalization Plan.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Recapitalization and Petition for Relief Under Chapter 11 (Continued)

On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as Southwestern Life Holdings, Inc. Pursuant to the Recapitalization Plan, SWL Holdings issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicunna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.50 per share and the Company received $46,004 in cash (net of related expenses of $1,496). All shares of PennCorp's common stock were canceled for no value. Shares of SWL Holdings are listed on the Nasdaq National Market under the symbol "SWLH" and started trading on September 28, 2000. In addition, the Company consummated a new $95,000 credit facility and borrowed $81,000 under it at closing. According to the Recapitalization Plan, the Company received $49,100 from PLAIC as principal and interest payments on the existing surplus debenture and $5,900 as dividends. The $55,000 was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179,646 (see Note 5). Any and all other claims and liabilities of PennCorp were paid or accrued in accordance with their terms. The Company has established an additional tax valuation allowance on certain net operating loss carryforwards, which may not be recoverable as a result of the recapitalization and other factors.

The Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of his consulting services rendered in connection with the recapitalization transaction. In addition, the Company established a non-qualified stock option plan and issued options to purchase 890,000 shares of the Company's common stock at prices ranging from $12.50 to $15.00 per share. Included in these options were 55,000 shares that were awarded to certain consultants at a price of $12.50 per share for which the Company recognized expense of $426. With the resignation of one of the executive officers effective August 1, 2000, the Company recognized expense of $75 with respect to previously granted stock options to acquire 150,000 shares. These options subsequently expired without being exercised.

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

Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA Reinsurance Company ("RGA") a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of $432,806 which is equal to the amount of the reinsured statutory policy liabilities, net of a ceding allowance of $15,131. PennCorp recorded a deferred gain of approximately $10,172, representing the difference between ceded policy liabilities calculated on a GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies, and the cash transferred net of the ceding allowance. The deferred gain is being recognized in other income over the life of the reinsured block of business. During the period from closing to September 30, 2000, the Company recognized $508 of such deferred gains. Southwestern Life and Security Life retained the administration for the ceded block of business and are reimbursed by RGA for administrative costs at the rate of approximately $5.00 per annuity contract in force per month. (As a result of the merger of Security Life into Southwestern Life, effective June 30, 2000, Southwestern Life succeeded to all of Security Life's rights and obligations under its agreement with RGA.) During the quarter ended June 30, 2000,

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. Dispositions and Other Events (Continued)

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

5. Interest Rate Cap Agreement

On September 8, 2000, the Company entered into an interest rate cap agreement with a bank to hedge a notional amount of $40,000 of its outstanding floating rate notes for a term of 21 months. Pursuant to the agreement, the Company will receive interest differential from the counter-party if the London InterBank Offering Rate ("LIBOR") exceeds 8.5%. At September 30, 2000, LIBOR was 6.6%. The agreement is effective December 12, 2000. The Company paid a fixed amount of $27 which will be amortized over the term of the agreement.

6. Notes Payable

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

The new credit facility consists of a term loan of $80,000 and a revolving commitment of $15,000. The maturities of the term loan during each of the five years after December 31, 2000 are as follows: 2001, $8,625; 2002, $12,063; 2003,
$12,250; 2004, $12,437 and 2005, $12,500. At September 30, 2000, the Company had
outstanding revolving loans of $7,000. These loans bear interest at a Eurodollar Rate plus a margin factor (as defined in the credit agreement). The effective interest rate for these loans at September 30, 2000 was 10.5%.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Notes Payable (Continued)

The new credit facility imposes certain covenants on the Company, including covenants restricting the amount of additional indebtedness the Company may incur, limiting the Company's ability to engage in future acquisitions and certain other business transactions, and limiting the amount of dividends the Company may declare and pay, and requiring the Company to maintain specified financial ratios and meet specified financial tests. At September 30, 2000, the Company was in compliance with all applicable covenants.

7. Selected Pro forma Financial Information

The following selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Payroll Sales Division (sold February 4, 2000) (see Note 4), the Career Sales Division (sold July 30,
1999), KIVEX (sold June 30, 1999), Professional (sold March 31, 1999) and the United Life Assets (sold April 30, 1999). The pro forma statement of operations information for the nine month period ended September 30, 2000 and three and nine months ended September 30, 1999 gives effect to such sales as if they had occurred on January 1, 1999. The selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1999, or results which may occur in the future.

                                                                                          Nine Months Ended
                                                                                         September 30, 2000
                                                                                    ----------------------------
                                                                                     As Reported     Pro forma
                                                                                    -------------  -------------
                                                                                           (In thousands,
                                                                                      except per share amounts)
     Total revenues...............................................................  $     189,199  $     186,931
     Loss before extraordinary items..............................................        (61,896)       (55,704)

     Per share information(1):
       Loss before extraordinary items-basic......................................  $       (6.83) $       (6.15)
       Loss before extraordinary items-diluted....................................          (6.83)         (6.15)

                                                          Three Months Ended              Nine Months Ended
                                                          September 30, 1999             September 30, 1999
                                                     -----------------------------  ----------------------------
                                                       As Reported   Pro Forma       As Reported   Pro forma
                                                     -------------   -------------  -------------  -------------
                                                               (In thousands, except per share amounts)
     Total revenues................................  $     112,806   $      77,643  $     532,076  $     246,088
     Loss before extraordinary items...............        (28,098)        (10,992)       (88,969)       (47,179)

     Per share information(1):
       Loss before extraordinary items-basic.......  $       (3.10)  $       (1.21) $       (9.82) $       (5.21)
       Loss before extraordinary items-diluted.....          (3.10)          (1.21)         (9.82)         (5.21)
---------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the  computation of loss per share does not include the preferred stock dividend requirements.

8. Restructuring Charges

As a result of the merger of Security Life into Southwestern Life and the consummation of the Recapitalization Plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000 (the "2000 Plan"). Pursuant to the

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. Restructuring Charges (Continued)

2000 Plan, the Company is reducing its workforce in most areas of the Company (including finance, policyholder services, marketing, information technology and human resources) by 52 employees. The 2000 Plan is expected to be completed by December 31, 2000.

Prior to 2000, the Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan"), the fourth quarter of 1998 (the "4th Quarter 1998 Plan") and the first quarter of 1998 (the "1st Quarter 1998 Plan"). The following reflects the impact of activity for the three and nine months ended September 30, 2000 and 1999 on the restructuring accrual balances under the 2000 Plan, the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan.

                                                  Paid or                         Paid or
                            Balance at            Charged              Balance at Charged               Balance at
                           December 31,           Against               June 30,  Against              September 30,
                              1999     Provision Liability Adjustments    2000   Liability Adjustments     2000
                           ----------- --------- --------- ----------- --------- --------- ----------- ------------
2000 Plan
Severance and
   related benefits......  $      --  $   1,020  $    (120) $      --  $     900  $   (613)  $     --   $    287
                           =========  =========  =========  =========  =========  ========   ========   ========
1999 Plan
Severance and
   related benefits......  $   2,374  $      --  $  (2,296) $      79  $     157  $    (13)  $   (144)  $     --
Estimated holding costs
   of vacated facilities.      2,122         --         --         (8)     2,114    (1,087)       (72)       955
                           ---------  ---------  ---------  ---------  ---------  --------   ---------  --------
                           $   4,496  $      --  $  (2,296) $      71  $   2,271  $ (1,099)  $   (216)  $    955
                           =========  =========  =========  =========  =========  ========   ========   ========
4th Quarter 1998 Plan
Severance and
   related benefits......  $   1,067  $      --  $    (100) $      --  $     967  $   (967)  $     --   $     --
                           =========  =========  =========  =========  =========  ========   ========   ========
1st Quarter 1998 Plan
Estimated holding costs
   of vacated facilities.  $   1,814  $      --  $  (1,646) $    (168) $      --  $     --   $     --   $     --
                           =========  =========  =========  =========  =========  ========   ========   ========

During the quarter ended June 30, 2000, the Company agreed to assign its lease on certain vacated office space to a third party and is released from obligations related to the vacated office space beginning January 1, 2001. As part of this agreement, the new lessee will have the use of furniture located in the vacated space but the Company will retain the furniture lease obligation, which totals approximately $46 per quarter through 2004. Pursuant to these agreements the Company reduced the remaining accruals for the 1999 Plan by $72 and $80 for the quarter and nine months ended September 30, 2000, respectively. The Company adjusted its severance accruals during the three and nine months ended September 30, 2000 based on actual severance paid.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring Charges (Continued)

                                                  Paid or                         Paid or
                            Balance at            Charged              Balance at Charged               Balance at
                           December 31,           Against               June 30,  Against              September 30,
                              1998     Provision Liability Adjustments    1999   Liability Adjustments     1999
                           ----------- --------- --------- ----------- --------- --------- ----------- ------------
1999 Plan
Severance and
   related benefits......  $      --  $   3,185  $      --  $      --  $   3,185  $   (584)  $     --   $  2,601
Estimated holding costs of
   vacated facilities....         --      2,122         --         --      2,122        --         --      2,122
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $      --  $   5,307  $      --  $      --  $   5,307  $   (584)  $     --   $  4,723
                           =========  =========  =========  =========  =========  ========   ========   ========
4th Quarter 1998 Plan
Severance and
   related benefits......  $   2,274  $      --  $    (606) $     189  $   1,857  $   (548)  $     --   $  1,309
Estimated contract
    termination costs....         32         --        (41)         9         --        --         --         --
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,306  $      --  $    (647) $     198  $   1,857  $   (548)  $     --   $  1,309
                           =========  =========  =========  =========  =========  ========   ========   ========
1st Quarter 1998 Plan
Severance and
   related benefits......  $     619  $      --  $    (296) $    (323) $      --  $     --   $     --   $     --
Estimated holding costs
   of vacated facilities.      2,205         --         --        (41)     2,164        --         --      2,164
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,824  $      --  $    (296) $    (364) $   2,164  $     --   $     --   $  2,164
                           =========  =========  =========  =========  =========  ========   ========   ========

As a result of the sale of the United Life Assets along with other non-core operations, the Company adopted a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company adjusted its severance accruals during the nine months ended September 30, 1999 based on actual severance paid.

9. Business Segment Information

As a result of the sale of the Payroll Sales Division on February 4, 2000, the operating results of the Payroll Sales Division have been included in the Businesses Sold for all periods presented.

Segment data as of September 30, 2000 and December 31, 1999, and for the three and nine months ended September 30, 2000 and 1999, are as follows:

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Premiums and policy product charges:
       Ongoing Insurance Operations................  $      28,359   $      34,321  $      86,714  $     104,071
       Businesses Sold (United States).............             --          32,635          7,573        155,301
       Businesses Sold (Canada)....................             --           2,993             --         27,045
                                                     -------------   -------------  -------------  -------------
                                                     $      28,359   $      69,949  $      94,287  $     286,417
                                                     =============   =============  =============  =============
   Operating profit (loss):
       Ongoing Insurance Operations................  $      (1,546)  $      13,942  $      (1,320) $      23,043
       Businesses Sold.............................             --           2,862          2,806         27,182
                                                     -------------   -------------  -------------  -------------
                                                     $      (1,546)  $      16,804  $       1,486  $      50,225
                                                     =============   =============  =============  =============

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Business Segment Information (Continued)

                                                                                    September 30,   December 31,
                                                                                        2000            1999
                                                                                    -------------  -------------
   Total assets:
       Ongoing insurance operations...............................................  $   2,515,798  $   2,645,337
       Businesses Sold............................................................             --        598,011
       Corporate and other........................................................         24,679         44,800
                                                                                    -------------  -------------
                                                                                    $   2,540,477  $   3,288,148
                                                                                    =============  =============

Reconciliations of segment data to the Company's consolidated data are as follows:

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Total revenues:
       Segments--premiums and policy
         product charges...........................  $      28,359   $      69,949  $      94,287  $     286,417
       Net investment income.......................         31,664          53,408        108,995        209,043
       Other income................................          2,985          10,222          7,474         30,653
       Net gains (losses) from sale of investments.            132             870        (13,174)          (198)
       Net gains (losses) from sales of subsidiaries            --         (21,643)        (8,383)         6,161
                                                     -------------   -------------  -------------  -------------
                                                     $      63,140   $     112,806  $     189,199  $     532,076
                                                     =============   =============  =============  =============
   Loss before extraordinary item and income taxes:
       Segments....................................  $      (1,546)  $      16,804  $       1,486  $      50,225
       Corporate expenses, eliminations and other..              9          (7,322)       (23,646)       (31,436)
       Impairment provision associated with
         assets of Businesses Sold.................             --              --             --        (58,486)
       Interest and amortization of deferred
         debt issuance costs.......................         (2,683)         (7,713)       (13,420)       (33,057)
       Net gains (losses) on the sale of investments           132             870        (13,174)          (198)
       Net gains (losses) from sales of subsidiaries            --         (21,643)        (8,383)         6,161
       Restructuring costs.........................            216              --           (707)        (5,141)
                                                     -------------   -------------  -------------  -------------
                                                     $      (3,872)  $     (19,004) $     (57,844) $     (71,932)
                                                     =============   =============  =============  =============

10. Commitments and Contingencies

During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York ("District Court") against PennCorp and certain of its then current or former directors and officers. (None of the individual defendants are currently officers or directors of SWL Holdings.) The actions were consolidated in the first quarter of 1999.

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

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Commitments and Contingencies (Continued)

The parties entered into a Stipulation of Settlement dated April 28, 2000 containing the terms of the settlement of this matter. The Stipulation states that $9,000 of cash, plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims. Of that sum, $1,500 was paid by PennCorp during the third quarter of 1999 into an escrow account established by plaintiffs' counsel, and $7,500 plus interest will be paid by PennCorp's outside directors and officers liability insurance carrier. On June 19, 2000, the District Court entered an Order Preliminarily Approving Settlement and Providing For Notice and set a final hearing on the matter for November 16, 2000. The Company expects the settlement to receive final approval at that hearing.

On October 10, 2000, the SEC notified the Company that its formal investigation into possible violations of the federal securities laws had been terminated and no enforcement action had been recommended to the Commission.

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. During 1999 the Company initiated an exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. On August 30, 2000, the lawsuit was amended to add a claim that Security Life had improperly reduced the interest rates credited to accumulated values in such policies, in an effort to offset losses incurred by Security Life on those policies. Security Life has denied all of the allegations in the lawsuit. However, because of the substantial expense and uncertainty associated with class action litigation, the Company has entered into an agreement for a proposed settlement of this lawsuit. This proposed settlement must be approved by the Dallas County court. On September 8, 2000, the court granted preliminary approval of the proposed settlement, and ordered that notice be sent to all class members. A hearing at which the court will consider final approval of the proposed settlement is scheduled for November 17, 2000. The Company has accrued

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Commitments and Contingencies (Continued)

$1,350 for expenses anticipated to be incurred in connection with the proposed settlement and $2,400 of additional policy liabilities. Estimates for additional policy liabilities are dependent on elections made by class members and on other factors some of which cannot yet be reasonably estimated. The recorded liability reflects costs the Company considers likely to be incurred if the settlement is confirmed based only on known or reasonably estimable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Jerrold Schnoebelen ("Schnoebelen") was an agent whose marketing contract with United Life provided that he would be entitled to an annual commission (trail fee) based on various percentages of the total accumulated value of annuity contracts in force for 13 months with United Life which were produced by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993 and his agency contract was terminated in 1997. In 1998 Schnoebelen brought suit in US District Court in San Diego, California against United Life alleging that United Life had not paid him all the trail fees to which he was entitled after 1994 and alleging various contractual and tortious causes of action. When PennCorp sold United Life in 1999, it and PLAIC indemnified the buyer against losses for past damages from this lawsuit. The Company denied the claims and vigorously defended the lawsuit. On July 20, 2000, the jury returned a verdict against United Life in the amount of $1,125 being $287 for past economic damages and $838 for the net present value of future economic damages. The Company has established a liability of $1,125 for these damages. The Company filed various post-judgment motions for relief from the judgment, all of which were denied by the trial court. The Company believes it has valid grounds to appeal and obtain a reversal of the judgment and fully intends to pursue such appeal. The Company further believes that most, if not all, of the future economic damages are not encompassed by the indemnity agreement and are therefore the responsibility of the buyer of United Life.

On or about September 11, 2000 Southwestern Life received an original petition filed on September 7, 2000 in state court located in Jasper, Texas styled Martindale, et al. v. Southwestern Life Insurance Company and Ervin Jackson asserting claims against Southwestern Life and its agent co-defendant on behalf of a purported class of persons who had an ownership interest in universal life insurance policies or interest-sensitive non-participating whole life insurance policies issued by Southwestern Life during the period from January 1, 1981 to the present and who were residents of the United States on the date(s) of issuance of such policy(ies). The original petition alleges that Southwestern Life and/or its agent co-defendant committed, among other things, breach of contract, breach of fiduciary duty, breach of duty of good faith and fair dealing, negligent misrepresentation, unfair or deceptive acts, and fraud in connection with the sale of such policies, and seeks class certification, equitable relief and recovery of actual, statutory and punitive damages in unspecified amounts as well as costs and attorneys' fees. Both Southwestern Life and the agent co-defendant timely filed answers denying all allegations made in the original petition and contesting venue for the action, and Southwestern Life subsequently filed a notice of removal removing the case to the United States District Court for the Eastern District of Texas located in Beaumont, Texas. No discovery has been taken in this case to date. Southwestern Life denies any and all allegations made in the original petition and intends to defend this case vigorously. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this action successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Commitments and Contingencies (Continued)

obligations. Assessments from guaranty associations, which have not been material, are recorded in accordance with Statement of Position 97-3 issued by the AICPA, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments."

The Company provided certain representations and warranties to each respective purchaser of the businesses sold with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it is in compliance with, and is not aware of any breach of, the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that the Company is in compliance with all such representations and warranties. A breach by the Company of such representations and warranties could result in indemnification obligations owed by the Company to the purchasers.

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

The Company's insurance subsidiaries are required, at least annually, to perform cash flow and "Asset Adequacy Analysis" under differing interest rate scenarios. At December 31, 1999, Southwestern Life failed certain of those cash flow testing scenarios. As a result, Southwestern Life performed a series of expanded tests. Based upon the results of these expanded tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 1999. Factors that may require Southwestern Life to establish additional statutory reserves in future periods include changes in interest rates, timing of the emergence of insurance profits, persistency of the insurance in force, sales or reinsurance of blocks of insurance in force and mortality experience. Management actions and other factors that may mitigate the need for these additional reserves, may include but are not limited to, new profitable business being added to the insurance in force, reinsurance or changes in persistency, mortality experience, interest spreads and costs to administer the insurance in force. Southwestern Life periodically monitors these factors to determine if additional statutory reserves will be required.

The Company's insurance subsidiaries at September 30, 2000 had outstanding commitments to invest up to $4,800 in various limited partnership funds and other investments.

As of September 30, 2000, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as a part of the sale of the United Life Assets. The Company may be obligated to repurchase certain of the mortgages sold. At September 30, 2000, the Company had established a $1,200 liability related to these contingencies.

The Company and ING agreed on certain federal income tax calculations under the provisions of the United Life Assets purchase and sale agreement relating to the differential in tax amounts between closing and the final return. At September 30, 2000, the Company had established a liability of $721 related to this agreement which was subsequently paid.

At September 30, 2000, the Company had a contingent obligation for mortgage loans previously sold aggregating $3,335 as a result of the Company acting as a servicing conduit.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The September 30, 2000 and 1999, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review is included on the following page.

                  (Remainder of Page Intentionally Left Blank)

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders of Southwestern Life Holdings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Life Holdings, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and 1999, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PennCorp Financial Group, Inc. as of December 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Dallas, Texas
November 6, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion contained in the Company's annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999.

The following discussion should also be read in conjunction with the unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for SWL Holdings' products and trends in SWL Holdings' operations or financial results, as well as all other statements contained in this report including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should", "could", "goal", "target", "on-track", "comfortable with" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by such forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect, among other things, the ability of SWL Holdings to sell its products, the market value of SWL Holdings' investments and the lapse rate and profitability of insurance products; (2) SWL Holdings' ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of SWL Holdings' insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of SWL Holdings' products; (6)
increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to SWL Holdings' insurance subsidiaries by independent rating organizations such as A.M. Best, which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) cash flow testing at Southwestern Life; and (10) unanticipated litigation. There can be no assurance that these and other factors not currently anticipated by management will not materially and adversely affect the Company.

BANKRUPTCY PROCEEDINGS AND RECAPITALIZATION

On January 10, 2000, PennCorp announced that it had agreed to sell Southwestern Life and Security Life to Reassure America for $260 million subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

On February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. From the Petition Date, PennCorp continued to operate and manage its assets and business as a debtor-in-possession as authorized by provisions of the Bankruptcy Code. None of PennCorp's insurance subsidiaries were involved in the bankruptcy filing.

On February 28, 2000, the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing the procedures for the submission of competing offers.

On March 15, 2000, PennCorp received a competing bid in the form of a recapitalization plan submitted by Inverness and Vicuna on behalf of the unofficial ad hoc committee of preferred stockholders, and Rapoport and Sharpe. On March 23, 2000, PennCorp's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Directors' selection of the Recapitalization Plan. On April 14, 2000 the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness. On May 8, 2000, the reinsurance transaction was consummated effective May 1, 2000.

On June 5, 2000, the Bankruptcy Court confirmed the Recapitalization Plan.

On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as Southwestern Life Holdings, Inc. Pursuant to the Recapitalization Plan, SWL Holdings issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicunna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.50 per share and the Company received $46.0 million in cash (net of related expenses of $1.5 million). All shares of PennCorp's common stock were canceled for no value. Shares of SWL Holdings' common stock are listed on the Nasdaq National Market under the symbol "SWLH" and started trading on September 28, 2000. In addition, the Company consummated a new $95.0 million credit facility and borrowed $81.0 million under it at closing. According to the Recapitalization Plan, the Company received $49.1 million from PLAIC as principal and interest payments on the existing surplus debenture and $5.9 million as dividends. The $55.0 million was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179.6 million. Any and all other claims and liabilities of PennCorp were paid or accrued in accordance with their terms. The Company has established an additional tax valuation allowance on certain net operating loss carryforwards, which may not be recoverable as a result of the recapitalization and other factors.

The Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of his consulting services rendered in connection with the recapitalization transaction. In addition, the Company established a non-qualified stock option plan and issued options to purchase 890,000 shares of the Company's common stock at prices ranging from $12.50 to $15.00 per share. Included in these options were 55,000 shares that were awarded to certain consultants at a price of $12.50 per share for which the Company recognized expense of $426,000. With the resignation of one of the executive officers effective August 1, 2000, the Company recognized expense of $75,000 with respect to previously granted stock options to acquire 150,000 shares. These options subsequently expired without being exercised.

GENERAL

Historically, PennCorp, through three operating divisions, provided accumulation, life, and fixed benefit accident and sickness insurance products throughout the United States and Canada. PennCorp's products were sold through several distribution channels, including exclusive agents, independent agents, financial institutions, and payroll deduction programs, and were targeted primarily to lower- and middle-income individuals in rural and suburban areas. PennCorp's products were primarily small premium accident and sickness insurance policies with defined fixed benefit amounts, traditional whole life and universal life insurance policies with low face amounts, and accumulation products such as single premium deferred annuities. During 1999 and the first two months of 2000, PennCorp disposed of its Career Sales Division, Payroll Sales Division and certain operating subsidiaries. Each disposition affected certain distribution channels and related products historically utilized by PennCorp.

The Company's financial condition and results of operations for the periods covered by this and future reports are or will be affected by several common factors discussed below.

Dispositions and Other Events. On February 4, 2000, PennCorp consummated the sale of the Payroll Sales Division for cash proceeds of approximately $103.3 million. PennCorp used $100.0 million of the proceeds to repay its then existing bank credit facility.

Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of approximately $432.8 million, which is equal to the amount of the reinsured statutory policy liabilities, net of a ceding allowance of $15.1 million. PennCorp recorded a deferred gain of approximately $10.2 million, representing the difference between ceded policy liabilities calculated on a GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies, and the cash transferred net of the ceding allowance. The deferred gain is being recognized in other income over the life of the reinsured block of business. During the period from closing to September 30, 2000, the Company recognized $508,000 of such deferred gains. Southwestern Life and Security Life retained the administration for the ceded block of business and are reimbursed by RGA for administrative costs at the rate of approximately $5.00 per annuity contract in force per month. (As a result of the merger of Security Life into Southwestern Life, effective June 30, 2000, Southwestern Life succeeded to all of Security Life's rights and obligations under its agreement with RGA.) During the quarter ended June 30, 2000, PennCorp recognized approximately $5.3 million in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction. In addition, the Company will receive a monthly trail commission equal to one-twelfth of 0.32% of outstanding statutory reserves. The Company has established an additional tax valuation allowance for capital loss carryforwards associated with the sale of invested assets, which may not be recoverable prior to their expiration dates.

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

The following reflects the impact of activity for the three and nine months ended September 30, 2000 and 1999 on the restructuring accrual balances under the 2000 Plan, 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan (in thousands):

                                                  Paid or                         Paid or
                            Balance at            Charged              Balance at Charged               Balance at
                           December 31,           Against               June 30,  Against              September 30,
                              1999     Provision Liability Adjustments    2000   Liability Adjustments     2000
                           ----------- --------- --------- ----------- --------- --------- ----------- ------------
2000 Plan
Severance and
   related benefits......  $      --  $   1,020  $    (120) $      --  $     900  $   (613)  $     --   $    287
                           =========  =========  =========  =========  =========  ========   ========   ========
1999 Plan
Severance and
   related benefits......  $   2,374  $      --  $  (2,296) $      79  $     157  $    (13)  $   (144)  $     --
Estimated holding costs
   of vacated facilities.      2,122         --         --         (8)     2,114    (1,087)       (72)       955
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   4,496  $      --  $  (2,296) $      71  $   2,271  $ (1,099)  $   (216)  $    955
                           =========  =========  =========  =========  =========  ========   ========   ========
4th Quarter 1998 Plan
Severance and
   related benefits......  $   1,067  $      --  $    (100) $      --  $     967  $   (967)  $     --   $     --
                           =========  =========  =========  =========  =========  ========   ========   ========
1st Quarter 1998 Plan
Estimated holding costs
   of vacated facilities.  $   1,814  $      --  $  (1,646) $    (168) $      --  $     --   $     --   $     --
                           =========  =========  =========  =========  =========  ========   ========   ========

During the quarter ended June 30, 2000, the Company agreed to assign its lease on certain vacated office space to a third party and is released from obligations related to the vacated office space beginning January 1, 2001. As part of this agreement, the new lessee will have the use of furniture located in the vacated space but the Company will retain the furniture lease obligation, which totals approximately $46,000 per quarter through 2004. Pursuant to these agreements the Company reduced the remaining accruals for the 1999 Plan by $72,000 and $80,000 for the quarter and nine months ended September 30, 2000, respectively. The Company adjusted its severance accruals during the three and nine months ended September 30, 2000 based on actual severance paid.

                                                  Paid or                         Paid or
                            Balance at            Charged              Balance at Charged               Balance at
                           December 31,           Against               June 30,  Against              September 30,
                              1998     Provision Liability Adjustments    1999   Liability Adjustments     1999
                           ----------- --------- --------- ----------- --------- --------- ----------- ------------
1999 Plan
Severance and
   related benefits......  $      --  $   3,185  $      --  $      --  $   3,185  $   (584)  $     --   $  2,601
Estimated holding costs of
   vacated facilities....         --      2,122         --         --      2,122        --         --      2,122
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $      --  $   5,307  $      --  $      --  $   5,307  $   (584)  $     --   $  4,723
                           =========  =========  =========  =========  =========  ========   ========   ========
4th Quarter 1998 Plan
Severance and
   related benefits......  $   2,274  $      --  $    (606) $     189  $   1,857  $   (548)  $     --   $  1,309
Estimated contract
    termination costs....         32         --        (41)         9         --        --         --         --
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,306  $      --  $    (647) $     198  $   1,857  $   (548)  $     --   $  1,309
                           =========  =========  =========  =========  =========  ========   ========   ========
1st Quarter 1998 Plan
Severance and
   related benefits......  $     619  $      --  $    (296) $    (323) $      --  $     --   $     --   $     --
Estimated holding costs
   of vacated facilities.      2,205         --         --        (41)     2,164        --         --      2,164
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------
                           $   2,824  $      --  $    (296) $    (364) $   2,164  $     --   $     --   $  2,164
                           =========  =========  =========  =========  =========  ========   ========   ========

As a result of the sale of the United Life Assets along with other non-core operations, the Company adopted a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. The Company adjusted its severance accruals during the nine months ended September 30, 1999 based on actual severance paid.

YEAR 2000 ISSUES

Since December 31, 1999 the Company has not experienced any significant disruption in the Company's business, or an increase in the cost of the Company doing business, related to the year 2000 issue.

The Company provided certain representations and warranties to each respective purchaser of the businesses sold with respect to each entity's ability to process date-sensitive information for the year 2000 and beyond. Although the Company believes that it is in compliance with, and is not aware of any breach of, the year 2000 representations and warranties provided to the respective purchasers, there can be no assurances that the Company is in compliance with all such representations and warranties. A breach by the Company of such representations and warranties could result in indemnification obligations owed by the Company to the purchasers.

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

The following table shows the cash sources and uses of the parent company on a projected basis for the remainder of 2000 and on an actual basis for the periods June 13, 2000 to September 30, 2000, February 8, 2000 to June 12, 2000 (as a debtor-in-possession), January 1, 2000 to February 7, 2000 and for the six months ended June 30, 1999 (in thousands):

                                                  Projected     Period        Period       Period        Nine
                                                   Period      June 13,     February 8,  January 1,     Months
                                             October 1, 2000 to 2000 to       2000 to      2000 to      Ended
                                                December  31, September 30,  June 12,   February 7, September 30,
                                                    2000         2000          2000         2000         1999
                                                 -----------  -----------  -----------  -----------  -----------
   Cash sources:
     Cash from subsidiaries....................  $     8,945  $    56,016  $     4,105  $   130,127  $   343,055
     Sales of directly owned subsidiaries......           --           --           --           --        5,989
     Issuance of common stock..................           --       46,004           --           --           --
     Additional borrowings.....................        2,000       87,000           --           --           --
     Other investment income...................           --           43          245           44          695
     Sale of/collection on assets held.........           --          163           57           --        9,438
     Other, net................................           43           28           32           26           12
                                                 -----------  -----------  -----------  -----------  -----------
         Total sources.........................       10,988      189,254        4,439      130,197      359,189
                                                 -----------  -----------  -----------  -----------  -----------
   Cash uses:
     Interest paid on indebtedness.............        2,418        8,970        2,254        3,057       29,149
     Operating expenses, including

       restructuring charges...................          828        6,817        1,029       18,575       13,297
     Reduction of notes payable................        5,500      174,646        5,000      100,000      269,000
     Costs of recapitalization.................          735       10,565           --           --           --
     Capital contributions to subsidiaries.....           --           --           --           --       27,668
     Costs to dispose of Businesses Sold.......           --           --           --           --       14,991
     Payment from escrow related to sale
       of subsidiary...........................          999           --           --           --           --
     Other, net................................          111        1,432          877           --           --
                                                 -----------  -----------  -----------  -----------  -----------
         Total uses............................       10,591      202,430        9,160      121,632      354,105
                                                 -----------  -----------  -----------  -----------  -----------
   Increase (decrease) in cash equivalents.....          397      (13,176)      (4,721)       8,565        5,084
   Cash and cash equivalents at
     beginning of period.......................        1,146       14,322       19,043       10,478       12,654
                                                 -----------  -----------  -----------  -----------  -----------
   Cash and cash equivalents at
     end of period (1).........................  $     1,543  $     1,146  $    14,322  $    19,043  $    17,738
                                                 ===========  ===========  ===========  ===========  ===========
----------------
(1) Company's  unused  revolver as of December 31, 2000 is projected to be $11.5 million.


Cash Sources

Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries is made available to SWL Holdings principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (sold February 4, 2000) (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division and the surplus notes issued by Pioneer Security were repaid in full in connection with the consummation of the sale of the Payroll Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million. As part of a subsidiary realignment in conjunction with the Payroll Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $35.0 million. With respect to Constitution, Pioneer Security and PLAIC (as a result of its surplus debentures issued as of July 30, 1999 and January 31, 2000), the surplus debenture payments have been made to non-insurance intermediate holding companies and subsequently paid to the Company in the form of dividends. The amounts outstanding under the surplus debentures totaled $107.5 million and $258.3 million as of September 30, 2000 and December 31, 1999, respectively. The surplus debentures generally require (subject to availability of statutory capital and surplus and in some instances, regulatory approval) principal and interest payments to be made periodically in amounts sufficient to allow SWL Holdings to meet its cash requirements.

Currently PLAIC relies upon dividends and tax sharing payments from Southwestern Life, which is in turn subject to regulatory restrictions under Texas insurance laws and regulations with respect to the maximum amount of dividends that can be paid to PLAIC within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory capital and surplus or prior year's statutory earnings.

Cash Sources and Uses for the Period June 13 to September 30, 2000

During the period June 13 to September 30, 2000, the Company received capital contributions of $46.0 million (net of related expenses) through the issuance of 3,800,000 shares of common stock pursuant to the Recapitalization Plan. In addition, the Company borrowed $87.0 million under the new credit facility. The Company also received $49.8 million from PLAIC as principal and interest payments on the existing surplus debentures and $5.9 million in dividends. Additionally, the Company received a dividend of $350,000 from a non-insurance subsidiary. These payments were funded by $55.0 million that was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of senior and subordinated debt aggregating $174.6 million and related interest. During the period from June 13 to September 30, 2000, the Company made interest payments totaling $9.0 million and incurred cash operating expenses of $6.8 million including a $6.0 million fee paid for the termination of the contract to sell Southwestern Life and Security Life. The Company paid costs associated with the Recapitalization Plan of $10.6 million. In addition, the Company established an escrow account in the amount of $1.4 million in connection with posting bond for appeal of the judgment rendered in the Schnoebelen lawsuit (see Note 10 of Notes to Unaudited Consolidated Financial Statements). The Company also paid $27,000 for the interest rate cap agreement (see Note 5 of Notes to Unaudited Consolidated Financial Statements).

Cash Sources and Uses for the Period February 8, 2000 to June 12, 2000

During the period from February 8, 2000 to June 12, 2000, PennCorp (as a debtor-in-possession) received $4.1 million of dividends and surplus debenture interest from subsidiaries and $245,000 of short-term investment income, $57,000 of proceeds from sale of mortgage loans and collection of receivables and $32,000 from tax refunds. PennCorp paid $2.3 million in interest on its senior debt and incurred $1.0 million of operating expenses. PennCorp made a $5.0 million principal payment on its credit facility and payments of $855,000 to a non-insurance subsidiary representing a return of the subsidiary's funds previously swept to the cash collateral account.

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

Cash Sources and Uses for the Nine Months Ended September 30, 1999

Cash from Subsidiaries. For the nine months ended September 30, 1999, PennCorp received surplus debenture interest and principal payments from PLAIC of $221.8 million, and received dividends and tax sharing payments of $121.2 million from non-insurance intermediate holding companies. Substantially all of the surplus debenture, dividends and tax sharing payments made by PLAIC were the direct result of proceeds received by PLAIC from the disposition of Businesses Sold.

Sales of Directly Owned Subsidiaries. During the nine months ended September 30, 1999, the Company sold directly owned subsidiaries and received cash proceeds of $6.0 million in connection with the disposition of the United Life Assets and the Career Sales Division.

Other Investment Income. During the nine months ended September 30, 1999, PennCorp received other investment income from short-term invested assets held by the parent company.

Sale of/Collection on Assets. During the nine months ended September 30, 1999, the Company received mortgage loan principal payments and distribution from a limited partnership totaling $1.4 million. In addition, the Company sold certain mortgage loans held directly by PennCorp for $8.0 million cash.

Interest Paid on Indebtedness. During the nine months ended September 30, 1999, PennCorp made interest payments totaling $29.1 million.

Operating Expenses, Including Restructuring Charges. During the nine months ended September 30, 1999, PennCorp directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by PennCorp during the nine months ended September 30, 1999 aggregated $994,000. During the nine months ended September 30, 1999, PennCorp also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $2.3 million. Operating expenses for the nine months ended September 30, 1999 also include costs aggregating $1.5 million associated with the pending class action securityholder litigation and an SEC investigation.

Reduction in Notes Payable. During the nine months ended September 30, 1999, PennCorp made repayment under the Bank Credit Facility aggregating $267.0 million upon the consummation of sales of Professional, the United Life Assets, KIVEX and the Career Sales Division. An additional $2.0 million was repaid during September 1999 as a result of liquidity at PennCorp level above the amounts prescribed in the Bank Credit Facility, as amended.

Capital Contributions to Subsidiaries. For the nine months ended September 30, 1999, PennCorp made capital contributions to subsidiaries totaling $27.7 million. Of the total contributions, $20.2 million was contributed to subsidiaries to meet certain target capital and surplus requirements as required by the purchase and sale agreement for the Career Sales Division, $3.3 million was made to PLAIC to make a subsequent capital contribution to PLIC and $4.2 million was made to non-life insurance subsidiaries.

Projected Cash Sources and Uses for the Remaining Three Months of 2000

Projected cash sources include $8.9 million in cash from subsidiaries and $2.0 million of additional borrowing under the new credit facility. Projected cash uses include the payments of principal and interest on the new credit facility of $5.5 million and $2.4 million, respectively, the payments of operating expenses of $828,000 and the payments of remaining costs associated with the Recapitalization Plan of $735,000. In addition, the Company anticipates paying from escrow $999,000 associated with the sale of the Career Sales Division.

Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all projected cash requirements. At September 30, 2000, the amount available to be drawn under the new credit facility was $8.0 million.

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

Cash Flow from Operating Activities. Cash provided by operating activities, excluding the parent company, were $9.6 million and $41.1 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash flow from operating activities principally resulted from the sales of subsidiaries, which provided $3.8 million of cash from operations for the nine months ended September 30, 2000 compared to $39.7 million for the comparable 1999 period. This was partially offset by increases in cash flow from operating activities of retained companies. The increase principally resulted from decreasing costs associated with year 2000 remediation at all of the insurance subsidiaries and reduced costs as a result of strategic business evaluations and associated restructuring of the Company.

Cash Flow from Investing Activities. Cash provided by investing activities was $591.8 million and $316.5 million for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, the Company's subsidiaries sold $502.3 million and $561.8 million, respectively, of fixed maturity and equity securities, and purchased $80.7 million and $753.8 million of fixed maturity and equity securities, respectively. During the three months ended June 30, 2000 the Company's subsidiaries sold securities in order to transfer cash of $432.8 million associated with an indemnity coinsurance agreement with RGA and to pay dividends to the parent company of $55.0 million as part of the Recapitalization Plan. Other sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities, meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits and improve the quality of the investment portfolio or avoid prepayment risks.

Cash Flow from Financing Activities. Cash used by financing activities, excluding the parent company, was $651.4 million and $465.5 million for the nine months ended September 30, 2000 and 1999, respectively. Cash outflows during the nine months ended September 30, 2000 and 1999 include cash transferred on reinsurance ceded of $432.8 million upon consummation of the RGA reinsurance transaction, dividends, including dividends totaling $55.0 million associated with the recapitalization, and surplus debenture principal payments aggregating $190.2 million and $319.9 million, respectively, made to the parent company. For the nine months ended September 1999, the Company's subsidiaries received capital contributions from PennCorp aggregating $27.7 million, of which $20.2 million was contributed to life insurance subsidiaries to meet certain target capital and surplus requirements as required by the purchase and sale agreement for the Career Sales Division, $3.3 million was contributed to PLAIC to make a subsequent capital contribution to PLIC and $4.2 million was contributed to non-life insurance subsidiaries. In addition, policyholder surrenders exceeded deposits by $21.8 million and $171.0 million for the nine months ended September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2000 and 1999, the Company has prepared the following selected pro forma financial information for the Company's Ongoing Insurance Operations (Southwestern Life, Security Life and PLAIC) and Businesses Sold (Payroll Sales Division, Career Sales Division, Professional, the United Life Assets and KIVEX). As a result of the sale of the Payroll Sales Division on February 4, 2000, the operating results of the Payroll Sales Division have been included in the Businesses Sold for all periods presented. "Operating Income (Loss)," as used below, excludes the impact of: (i) federal income tax expense (benefit) (ii) restructuring costs, (iii) gains or losses on the sale of investments and (iv) the impact of the Company's decision to dispose of the Businesses Held for Sale. The Company considers operating income (loss) to reflect a division's "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting each of the Company's divisions. This information is used by the Company's principal decision makers to evaluate the performance of each division as it eliminates the impact of transactions that the Company considers to be unrelated to the core operating results of the divisions. Other companies that operate primarily in the life insurance industry may or may not use similar measures.

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
                                                                            (In thousands)
Retained Business:
     Operating income (loss).......................  $      (1,546)  $      13,942  $      (1,320) $      23,043
     Net investment gains (losses).................            132           1,035        (13,187)          (403)
     Restructuring costs (credit)..................            216              --           (707)        (5,313)
                                                     -------------   -------------  -------------  -------------
                                                            (1,198)         14,977        (15,214)        17,327
                                                     -------------   -------------  -------------  -------------
Businesses Sold
     Operating income..............................             --           2,862          2,806         27,182
     Net investment gains (losses).................             --             (82)           (39)           168
     Restructuring costs...........................             --              --             --            202
     Net gains (losses) from sale of subsidiaries..             --         (21,643)        (8,383)         6,161
     Impairment valuation..........................             --              --             --        (58,486)
                                                     -------------   -------------  -------------  -------------
                                                                --         (18,863)        (5,616)       (24,773)
                                                     -------------   -------------  -------------  -------------
Corporate:
     Interest and amortization of deferred
       debt issuance cost..........................         (2,683)         (7,713)       (13,420)       (33,057)
     Corporate expenses, eliminations and other....              9          (7,322)       (23,646)       (31,436)
     Net investment gains (losses).................             --             (83)            52             37
     Restructuring costs...........................             --              --             --            (30)
                                                     -------------   -------------  -------------  -------------
                                                            (2,674)        (15,118)       (37,014)       (64,486)
                                                     -------------   -------------  -------------  -------------
Loss before extraordinary items and
   income taxes....................................  $      (3,872)  $     (19,004) $     (57,844) $     (71,932)
                                                     =============   =============  =============  =============

RETAINED BUSINESS--ONGOING INSURANCE OPERATIONS

The Ongoing Insurance Operations include the operations of Southwestern Life, Security Life and PLAIC. (Effective June 30, 2000, Security Life was merged into Southwestern Life.) Southwestern Life and Security Life market life insurance and, to a lesser extent, health and annuity products through independent agents who sell directly to individuals primarily in the southwestern and southeastern United States. PLAIC markets annuity products in Texas.

                    SELECTED PRO FORMA FINANCIAL INFORMATION
                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
                                                                            (In thousands)
   Revenues:
     Policy revenues...............................  $      28,359   $      34,321  $      86,714  $     104,071
     Net investment income.........................         31,386          40,287        104,641        122,349
     Other income..................................          2,494           5,973          5,705          9,457
                                                     -------------   -------------  -------------  -------------
                                                            62,239          80,581        197,060        235,877
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................         48,817          50,634        147,930        158,401
     Insurance related expenses....................          4,998           7,145         19,498         23,184
     Other operating expenses......................          9,970           8,860         30,952         31,249
                                                     -------------   -------------  -------------  -------------
                                                            63,785          66,639        198,380        212,834
                                                     -------------   -------------  -------------  -------------
     Pre-tax operating income......................  $      (1,546)  $      13,942  $      (1,320) $      23,043
                                                     =============   =============  =============  =============

Policy Revenues. Policy revenues include: (i) premiums received on traditional life products and a small amount of long- term care and traditional annuities
(ii) mortality and administrative fees earned on universal life insurance and annuities and (iii) surrender charges on terminated universal life and annuity policies. In accordance with GAAP, premiums on universal life and annuity products are accounted for as deposits to insurance liabilities.

Premiums, net of reinsurance, by major product line for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Life premiums:
     Universal life (first year)...................  $       1,662   $       2,224  $       5,628  $       7,251
     Universal life (renewal)......................         22,203          21,371         70,773         53,740
     Yearly renewable term reinsurance on
       universal life..............................         (2,663)         (2,149)        (7,901)        (6,523)
     Traditional life (first year).................            254           2,074          3,082          7,028
     Traditional life (renewal)....................          8,032           9,013         24,040         24,669
                                                     -------------   -------------  -------------  -------------
       Life premiums, net of reinsurance...........         29,488          32,533         95,622         86,165

   Annuity premiums................................            318           1,993          2,697          6,651
   Health premiums:
     Long-term care premiums net of reinsurance....            223             131            624             57
                                                     -------------   -------------  -------------  -------------
       Premiums, net of reinsurance................         30,029          34,657         98,943         92,873
   Less premiums on universal life and
     annuities which are recorded as additions
     to insurance liabilities......................        (24,183)        (25,588)       (79,098)       (67,642)
                                                     -------------   -------------  -------------  -------------
       Premiums on products with mortality or
        morbidity risk.............................          5,846           9,069         19,845         25,231
   Fees and surrender charges on interest
     sensitive products............................         22,513          25,252         66,869         78,840
                                                     -------------   -------------  -------------  -------------
       Policy revenues.............................  $      28,359   $      34,321  $      86,714  $     104,071
                                                     =============   =============  =============  =============

Life premiums net of reinsurance decreased 9.4% during the quarter ended September 30, 2000 and increased 11.0% during the nine months ended September 30, 2000, respectively. Life premiums collected, net of reinsurance, were $29.5 million and $95.6 million for the three and nine months ended September 30, 2000 compared with $32.5 million and

$86.2 million in the comparable periods of 1999, respectively. First year universal life premiums decreased 25.3% and 22.4% in the three and nine months ended September 30, 2000 to $1.7 million and $5.6 million, respectively. First year traditional life premiums decreased 87.8% and 56.1% in the three and nine months ended September 30, 2000 to $254,000 and $3.1 million, respectively. The decline in new life sales reflects the impact of ratings downgrades and uncertainties surrounding the parent company's bankruptcy and recapitalization. In addition, the decision to cease new life sales at Security Life was announced during the third quarter of 1999 as a result of management's decision to reduce costs and concentrate its marketing efforts at Southwestern Life. The decrease in first year traditional life premiums is also due to a decrease in single premiums of $1.4 million and $2.9 million during the three and nine month periods of 2000, respectively. Single premiums can vary significantly from period to period.

Universal life and traditional life renewal premiums decreased $149,000 and increased $16.4 million for the three and nine months ended September 30, 2000, respectively, as compared with the comparable 1999 periods. The comparable periods for 1999 included negative premiums associated with the Security Life exchange or refund program. The exchange or refund program was instituted by Security Life on January 1, 1999 for policyholders of certain types of interest sensitive insurance contracts and resulted in a refund of premiums of $3.5 million and $21.6 million during the three and nine months ended September 30, 1999, respectively. The refund program was completed at December 31, 1999. Annuity premiums of $318,000 and $2.7 million for the three and nine months ended September 30, 2000, respectively, were less than the premiums of $2.0 million and $6.7 million in the comparable periods of 1999. The decrease in annuity premiums principally reflects the consummation of the RGA reinsurance transaction whereby Southwestern Life and Security Life reinsured substantially all of their existing deferred annuity blocks of business effective May 1, 2000, (see Note 4 of Notes to Unaudited Consolidated Financial Statements).

Long-term care premiums increased $92,000 and $567,000 for the quarter and nine months ended September 30, 2000 compared with the comparable 1999 periods. Premiums for the 1999 periods reflect the retroactive effects of an amendment to the reinsurance contract which increased the cession amount to 80% retroactively to 1998.

Net Investment Income. Net investment income decreased 22.1% and 14.5% to $31.4 million and $104.6 million for the three and nine months ended September 30, 2000, respectively, compared with the 1999 comparable periods. The decrease is primarily due to a decline in invested assets. Average invested assets declined by approximately $572.3 million and $322.6 million for the three and nine months ended September 30, 2000, respectively, compared with the comparable 1999 periods. The decrease in invested assets resulted from the reinsurance of substantially all of the deferred annuity business, the need to liquidate invested assets to provide cash for the $55.0 million extraordinary dividend and for funding surrenders of annuities and universal life products. At the consummation of the reinsurance transaction, invested assets aggregating $432.8 million were transferred to the reinsurer. The impact of reinsurance was slightly offset by the fact that policyholder deposits exceeded surrenders by $7.8 million during the three months ended September 30, 2000. Policyholder surrenders exceeded deposits by $28.4 million for the nine months ended September 30, 2000. Weighted average yields on invested assets were 7.1% and 7.0% for the three and nine months ended September 30, 2000 compared to 6.9% and 7.0% for the three and nine months ended September 30, 1999. Weighted average yields were impacted slightly for the nine months ended September 30, 2000 as a result of maintaining higher cash balances resulting from sales of securities in order to consummate the annuity reinsurance transaction and pay the special dividends associated with the recapitalization. Weighted average yields improved slightly for the three months ended September 30, 2000 principally as a result of being able to reduce cash balances subsequent to the consummation of the reinsurance transaction and the recapitalization.

Other Income. Other income was $2.5 million and $5.7 million for the three and nine months ended September 30, 2000, respectively, compared with $6.0 million and $9.5 million in the comparable periods of 1999. Included in other income for the three and nine months ended September 30, 2000 is the amortization of deferred gain on the reinsurance of deferred annuities which totaled $305,000 and $508,000, respectively. Included in the three and nine months ended September 30, 1999 was income of $5.7 million which resulted from a gain and distribution of assets from the sale of most of the assets and operations of an investment in a joint venture. Other changes in other income principally reflect changes in consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no net effect on the Company's results of operations.

Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Death benefits..................................  $      19,785   $      18,636  $      61,192  $      61,975
   Other insurance policy benefits and change
     in future policy benefits.....................         29,032          31,998         86,738         96,426
                                                     -------------   -------------  -------------  -------------
   Total policyholder benefits.....................  $      48,817   $      50,634  $     147,930  $     158,401
                                                     =============   =============  =============  =============

Policyholder benefits decreased 3.6% and 6.6% to $48.8 million and $147.9 million for the three and nine months ended September 30, 2000, respectively, compared with the comparable 1999 periods. Death benefits increased (decreased) $1.1 million and $(783,000) or 6.2% and (1.3)%, for the three and nine months ended September 30, 2000, respectively. Death benefits may vary significantly from period to period. Other policy benefits and change in policy benefits decreased $3.0 million and $9.7 million, or 9.3% and 10.0%, during the three and nine months ended September 30, 2000, respectively. The decrease is attributable to a decrease in interest credited on deferred annuities which were reinsured effective May 1, 2000. The decrease is also attributable to a decline in interest credited to universal life policies at Security Life as a result of fewer policies in force following the exchange program, surrender activity and the absence of new business production. This was partially offset by increases to certain deficiency reserves and unearned revenue reserves during the nine months ended September 30, 2000 of approximately $5.2 million as a result of unlocking assumptions, including future lapsation, on certain interest-sensitive blocks of business of Security Life. This was also partially offset by an increase to policy liabilities of $2.4 million during the three months ended September 30, 2000 pursuant to a proposed settlement of a lawsuit (see Note 10 of Notes to Unaudited Consolidated Financial Statements). Estimates for additional policy liabilities are dependent on elections made by class members and by other factors some of which cannot yet be reasonably estimated. The recorded liability reflects costs the Company considers likely to be incurred if the settlement is confirmed based only on known or reasonably estimable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company is continually evaluating actuarial assumptions associated with interest sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as withdrawal rates, investment earnings rates, mortality rates, and premium persistency. Currently reflected in the Company's financial statements are policy reserves and account values associated with such contracts, which aggregated approximately $550.6 million as of September 30, 2000 and $527.1 million as of December 31, 1999, respectively. Should withdrawal rates experienced be less than the expected level of the lapses associated with such interest sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. A decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $9.0 million. Management is also assessing the potential impact of future management actions, which might mitigate the financial impact of these trends. Types of management actions would likely include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management actions including potential sales disruption and the threat of litigation.

Insurance Related Expenses. Insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $2.1 million and $3.7 million during the three and nine months ended September 30, 2000, respectively, compared with the comparable 1999 periods. The decrease during the three months ended September 30, 2000 compared to the 1999 period results from a decrease to non-deferrable commissions resulting from decreases in new and renewal premiums and additional ceding allowances principally from the reinsurance of deferred annuities. In addition, the amortization of present value of insurance in force was higher in the three months ended September 30, 1999 as a result of adjustments to amortization of present value of insurance in force at Security Life. The decrease during the nine months ended September 30, 2000 also reflects the effect of unlocking assumptions, including future lapsation, for certain interest-sensitive blocks of business at Security Life, which was approximately $1.0 million and a decrease to non-deferrable commissions at

Security Life resulting from decreases in new and renewal premium and an adjustment of approximately $700,000 based upon a re-evaluation of credit balances with terminated or inactive agents. The decrease for the nine months ended September 30, 2000 was partially offset by the decision by management to accelerate payment of approximately $2.2 million of accumulation bonuses owed to agents.

Other Operating Expenses. For the three and nine months ended September 30, 2000, other operating expenses (including general operating, overhead and policy maintenance) increased (decreased) $1.1 million and $(297,000), respectively, from the comparable periods in 1999. The liability held at Southwestern Life to reflect expected assessments to life and guaranty associations of states in which it is licensed to do business was reduced by approximately $1.5 million as a result of a revaluation of such estimates made in the three months ending September 30, 1999. Without this adjustment operating expenses for the three and nine months ended September 30, 2000 would have been $400,000 and $1.8 million, respectively, less than the 1999 periods. The decreases result principally from a reduction in expenses as a result of restructuring efforts to reduce costs and reductions in expenses related to costs associated with year 2000 remediation efforts and systems conversion costs for Security Life.

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

                    SELECTED PRO FORMA FINANCIAL INFORMATION
                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
                                                                            (In thousands)
   Revenues:
     Policy revenues...............................  $          --   $      35,628  $       7,573  $     182,346
     Net investment income.........................             --          12,367          2,907         82,847
     Other income..................................             --           1,608            212         14,467
                                                     -------------   -------------  -------------  -------------
                                                                --          49,603         10,692        279,660
                                                     -------------   -------------  -------------  -------------
   Benefits and expenses:
     Total policyholder benefits...................             --          23,767          5,344        148,207
     Insurance related expenses....................             --          12,455            978         51,784
     Other operating expenses......................             --          10,519          1,564         52,487
                                                     -------------   -------------  -------------  -------------
                                                                --          46,741          7,886        252,478
                                                     -------------   -------------  -------------  -------------
     Pre-tax operating income (loss)...............  $          --   $       2,862  $       2,806  $      27,182
                                                     =============   =============  =============  =============

Policy Revenues. Policy revenues declined $35.6 million and $174.8 million in the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. The decline is primarily attributable to the sale of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

Net Investment Income. Net investment income decreased $12.4 million and $79.9 million during the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is primarily attributable to the sales of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999. July 30, 1999 and February 4, 2000, respectively.

Other Income. Other income decreased $1.6 million and $14.3 million in the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. Most of the decrease is attributable to the sale of KIVEX on June 30, 1999.

Total Policyholder Benefits. Policyholder benefits decreased $23.8 million and $142.9 million in the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is attributable to the sales of Professional, the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

Insurance Related Expenses. Insurance related expenses (including commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $12.5 million and $50.8 million to $-- and $978,000 for the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. Most of the decrease is attributable to the sales of Professional and the United Life Assets, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, July 30, 1999 and February 4, 2000, respectively.

Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $10.5 million and $50.9 million in the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is principally attributable to the sales of Professional, United Life, KIVEX, the Career Sales Division and the Payroll Sales Division on March 31, 1999, April 30, 1999, June 30, 1999, July 30, 1999 and February 4, 2000, respectively.

GENERAL CORPORATE

Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs decreased $5.0 million and $19.6 million for the three and nine months ended September 30, 2000, respectively, compared to the comparable 1999 periods. The decrease is principally a result of principal repayments under PennCorp's bank credit facility. As a result of the sales of the Payroll Sales Division in 2000 and the Career Sales Division, KIVEX, the United Life Assets and Professional in 1999, PennCorp reduced its outstanding bank credit facility by $367.0 million. PennCorp also repaid an additional $2.0 million of indebtedness as a result of liquidity at the parent company above the amounts prescribed in the bank credit facility. In addition, at emergence from the Chapter 11 proceedings, the Company repaid the remaining amounts outstanding under PennCorp's bank credit facility and its senior subordinated notes aggregating $179.6 million with existing cash, borrowings of $81.0 million from the $95.0 million new bank credit facility (the "New Credit Facility")(see Note 5 of Notes to Unaudited Consolidated Financial Statements), the $46.0 million capital contribution (net of related expenses) in connection with the recapitalization transaction and $55.0 million extraordinary dividends from Southwestern Life and Security Life. In addition, during the six month period ended June 30, 1999, PennCorp accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt-Arrangements," as a result of the amendment to the bank credit facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs to be amortized in proportion to the impact of periodic changes in a credit facility as compared with its original terms.

On September 8, 2000, the Company entered into an interest rate cap agreement with a bank to hedge a notional amount of $40,000 of its outstanding floating rate notes for a term of 21 months effective December 12, 2000. Pursuant to the agreement, the Company will receive interest differential from the counter-party if the LIBOR exceeds 8.5%. At September 30, 2000, LIBOR was 6.6%.

Corporate Expenses, Eliminations and Other. Corporate expenses, eliminations and income and expenses from other non-insurance companies resulted in net income of $9,000 and net expenses of $23.6 million for the three and nine months ended September 30, 2000, respectively, compared with net expenses of $7.3 million and $31.4 million for the three and nine months ended September 30, 1999, respectively. Included in the nine month results of 1999 are non- recurring costs including additional amortization of costs in excess of net assets acquired associated with KB Management reflecting the decision to terminate KB Management as administrator and general partner of a previous affiliate, additional costs associated with efforts to develop recapitalization and restructuring alternatives, consulting and legal fees associated with the disposal of the Businesses Held for Sale as well as other corporate matters. The decrease for the nine months ended September 30, 2000 was partially offset by costs incurred associated with the recapitalization of approximately $5.4 million and was also partially offset by a break fee of $6.0 million that was paid to Reassure America upon the termination of PennCorp's contract to sell Southwestern Life and Security Life. A small net income of $9,000 during the three months ended September 30, 2000 resulted principally from efforts to substantially reduce corporate overhead. As a result, income from non-life subsidiaries and interest income slightly exceeded corporate expenses for the quarter.

Income Taxes (Benefits). For the three and nine months ended September 30, 2000, the Company recognized income taxes (benefits) of $(2.5) million and $4.1 million on loss before taxes and extraordinary items of $3.9 million and $57.8 million. For the three and nine months ended September 30, 1999, income tax expense was $9.1 million and $17.0 million on loss before taxes and extraordinary items of $19.0 million and $71.9 million, respectively. The tax benefit for the three months ended September 30, 2000 results principally from the tax benefit on losses incurred by the life companies, which includes interest expense on PLAIC's surplus debenture and from the utilization of net operating loss carryovers on income from the non-life group. In addition, the unusual effective tax rates for the nine months of 2000 and for 1999 are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Sold and a tax valuation allowance, primarily representing unrecoverable net operating loss and capital loss carryforwards.

Net Investment Gains (Losses). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. The Company realized capital gains (losses) of $132,000 and $(13.2) million during the three and nine months ended September 30, 2000, respectively, and $870,000 and $(198,000) during the three and nine months ended September 30, 1999, respectively. During the quarter ended June 30, 2000, the Company liquidated invested assets to provide the cash required to consummate the RGA reinsurance transaction and recognized $5.3 million in pre-tax capital losses. The Company also liquidates securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $28.4 million and $171.0 million for the nine months ended September 30, 2000 and 1999, respectively. During the quarter ended June 30, 2000, the Company recognized a permanent impairment of $4.5 million on a fixed maturity issue in default and $673,000 on an investment in a limited partnership.

Extraordinary Items. Extraordinary items reflect premiums of $1.1 million paid on the redemption of PennCorp's then- existing senior debt as required by the indenture for early payoff and $1.3 million of unamortized loan costs that were written off as all of PennCorp's senior debt and bank credit facility were repaid.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. Downward movement in market interest rates during the first nine months of 2000 resulted in a decline in the unrealized depreciation of the bond portfolio since the end of 1999. In addition, the Company reinsured substantially all of its deferred annuities, which reduces its exposure to movements in market interest rates. However, with respect to the Company's remaining assets and liabilities portfolio, its exposure to market risk has not changed materially from its position at December 31, 1999. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The parties entered into a Stipulation of Settlement dated April 28, 2000 (the "Stipulation") containing the terms of the settlement of this matter. The Stipulation states that $9.0 million of cash, plus interest accruing through the date of consummation of the settlement, will be paid in full and final settlement of all claims (the "Settlement"). Of that sum, $1.5 million was paid by PennCorp during the third quarter of 1999 into an escrow account established by plaintiffs' counsel, and $7.5 million plus interest will be paid by PennCorp's outside directors and officers liability insurance carrier. On June 19, 2000, the District Court entered an Order Preliminarily Approving Settlement and Providing For Notice and set a final hearing on the matter for November 16, 2000. The Company expects the Settlement to receive final approval at that hearing.

On October 10, 2000, the SEC notified the Company that its formal investigation into possible violations of the federal securities laws had been terminated and no enforcement action had been recommended to the Commission.

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers with respect to not charging insurance charges after the eighth policy year for non-smoker insureds. The NCAG indicated that Security Life may be estopped to change its current practice of not charging the cost of the insurance for non-smoking policyholders because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance charges for non-smoker policyholders who reached their ninth policy year, this practice is not guaranteed under the life insurance contracts. The contracts specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. Security Life has responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance rates in accordance with the parameters set forth in the insurance contracts. In June 1998, the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved. In June 1999, the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its current practice of not charging cost of insurance charges after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life changes its current practice. Security Life has responded to the NCDOI's inquiry by verifying that no decision has been made to date to change such current practice and such practice has not changed; and affirming that the NCDOI would be notified in the event this current practice changes. During 1999 the Company initiated an exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life product. On November 5, 1999, Security Life was served with an Original Petition filed in state court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleges that Security Life has waived the right to charge cost of insurance charges after the eighth year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleges Security Life made these waivers through its marketing pieces and signed statements by its officers. The petition also alleges that not all of the facts were outlined in the Company's communication to its policyholders outlining the exchange program and therefore alleges Security Life's exchange program is deceptive. The petition asks for declaratory judgment concerning the rights of the Plaintiffs, and the class of policyholders of such policies and for attorney's fees. It, among other things, asks for an injunction to prevent Security Life from charging cost of insurance charges for such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth contract year. It also asks the Court to rule the releases signed by such policyholders under the exchange program be declared null and void and those policyholders who signed the releases be given the option of reinstating the prior policies. On August 30, 2000, the lawsuit was amended to add a claim that Security Life had improperly reduced the interest rates credited to accumulated values in such policies, in an effort to offset losses incurred by Security Life on those policies. Security Life has denied all of the allegations in the lawsuit. However, because of the substantial expense and uncertainty associated with class action litigation, the Company has entered into an agreement for a proposed settlement of this lawsuit. This proposed settlement must be approved by the Dallas County court. On September 8, 2000, the court granted preliminary approval of the proposed settlement, and ordered that notice be sent to all class members. A hearing at which the court will consider final approval of the proposed settlement is scheduled for November 17, 2000. The Company has accrued $1.4 million for expenses anticipated to be incurred in connection with the proposed settlement and $2.4 million of additional policy liabilities. Estimates for additional policy liabilities are dependent on elections made by class members and on other factors some of which cannot yet be reasonably estimated. The recorded liability reflects costs the Company considers likely to be incurred if the settlement is confirmed based only on known or reasonably estimable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Jerrold Schnoebelen was an agent whose marketing contract with United Life & Annuity provided that he would be entitled to an annual commission (trail fee) based on various percentages of the total accumulated value of annuity contracts in force for 13 months with United Life which were produced by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993 and his agency contract was terminated in 1997. In 1998 Schnoebelen brought suit in US District Court in San Diego, California against United Life alleging that United Life had not paid him all the trail fees to which he was entitled after 1994 and alleging various contractual and tortious causes of action. When PennCorp sold United Life in 1999, it and PLAIC indemnified the Buyer against losses for past damages from this lawsuit. The Company denied the claims and vigorously defended the lawsuit. On July 20, 2000, the jury returned a verdict against United Life in the amount of $1.1 million being $288,000 for past economic damages and $838,000 for the net present value of future economic damages. The Company has established a liability of $1.1 million for these damages. The Company filed various post-judgment motions for relief from the judgment, all of which were denied by the trial court. The Company believes it has valid grounds to appeal and obtain a reversal of the judgment and fully intends to pursue such appeal. The Company further believes that most, if not all, of the future economic damages are not encompassed by the indemnity agreement and are therefore the responsibility of the buyer of United Life.

On or about September 11, 2000 Southwestern Life received an original petition filed on September 7, 2000 in state court located in Jasper, Texas styled Martindale, et al. v. Southwestern Life Insurance Company and Ervin Jackson asserting claims against Southwestern Life and its agent co-defendant on behalf of a purported class of persons who had an ownership interest in universal life insurance policies or interest-sensitive non-participating whole life insurance policies issued by Southwestern Life during the period from January 1, 1981 to the present and who were residents of the United States on the date(s) of issuance of such policy(ies). The original petition alleges that Southwestern Life and/or its agent co-defendant committed, among other things, breach of contract, breach of fiduciary duty, breach of duty of good faith and fair dealing, negligent misrepresentation, unfair or deceptive acts, and fraud in connection with the sale of such policies, and seeks class certification, equitable relief and recovery of actual, statutory and punitive damages in unspecified amounts as well as costs and attorneys' fees. Both Southwestern Life and the agent co-defendant timely filed answers denying all allegations made in the original petition and contesting venue for the action, and Southwestern Life subsequently filed a notice of removal removing the case to the United States District Court for the Eastern District of Texas located in Beaumont, Texas. No discovery has been taken in this case to date. Southwestern Life denies any and all allegations made in the original petition and intends to defend this case vigorously. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this action successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     10.1 Separation   Agreement  dated  as  of  August  1,  2000,  between  the
          Registrant and Steve R. Johnson (2).

     10.2 Assignment and Assumption of Lease  Obligations dated as of August 15,
          2000  between   Southwestern   Financial   Services   Corporation  and
          Middleberg, Riddle & Gianna (1).

     10.3 Consent to Partial Assignment and Lease Amendment No. 1 dated as of August 30, 2000 between Southwestern Financial Services Corporation and Middleberg, Riddle & Gianna (1).

     10.4 Letter Agreement fixing effective date of Consent to Partial Assignment and Lease Amendment No. 1 dated as of September 19, 2000 between Southwestern Financial Services Corporation and BRE/Maxus, L.P. (1).

     11.1 Computation of loss per share (1)

     15.1 Independent Auditors' Report (3)

     27   Financial Data Schedule (1)

------------------

(1)  Filed herewith.

(2) Incorporated by reference to the current report on Form 8-K dated August 1, 2000, which was filed with the SEC by the Registrant on August 8, 2000.

(3)  Included in Item 1 of Part I of this Form 10-Q.


(b) Reports on Form 8-K

On August 8, 2000, the Company filed a current report on Form 8-K with the SEC reporting under Item 5 the resignation of Steve R. Johnson from his position as a Director, President and Chief Operating Officer of the Company.

On September 28, 2000, the Company filed a current report on Form 8-K with the SEC reporting under Item 5 the commencement of trading of the Company's common stock on the Nasdaq National Market under the symbol "SWLH."

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

Date: November 14, 2000

                                INDEX TO EXHIBITS

Exhibit Numbers

     10.1 Separation   Agreement  dated  as  of  August  1,  2000,  between  the
          Registrant and Steve R. Johnson (2).

     10.2 Assignment and Assumption of Lease  Obligations dated as of August 15,
          2000  between   Southwestern   Financial   Services   Corporation  and
          Middleberg, Riddle & Gianna (1).

     10.3 Consent to Partial Assignment and Lease Amendment No. 1 dated as of August 30, 2000 between Southwestern Financial Services Corporation and Middleberg, Riddle & Gianna (1).

     10.4 Letter Agreement fixing effective date of Consent to Partial Assignment and Lease Amendment No. 1 dated as of September 19, 2000 between Southwestern Financial Services Corporation and BRE/Maxus, L.P. (1).

     11.1 Computation of loss per share (1)

     15.1 Independent Auditors' Report (3)

     27   Financial Data Schedule (1)

------------------
(1)  Filed herewith.

(2) Incorporated by reference to the current report on Form 8-K dated August 1, 2000, which was filed with the SEC by the Registrant on August 8, 2000.

(3)  Included in Item 1 of Part I of this Form 10-Q.

                                                                    EXHIBIT 11.1

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------
   Basic net loss:
     Loss before extraordinary charge..............  $      (1,400)  $     (28,098) $     (61,896) $     (88,969)
     Extraordinary items...........................             --              --         (2,443)            --
                                                     -------------   -------------  -------------  -------------
       Net loss....................................  $      (1,400)  $     (28,098) $     (64,339) $     (88,969)
                                                     =============   =============  =============  =============

   Diluted net loss:
     Loss before extraordinary charge..............  $      (1,400)  $     (28,098) $     (61,896) $     (88,969)
     Extraordinary items...........................             --              --         (2,443)            --
                                                     -------------   -------------  -------------  -------------
       Net loss....................................  $      (1,400)  $     (28,098) $     (64,339) $     (88,969)
                                                     =============   =============  =============  =============

   Basic:
     Average shares outstanding during
       the period (1)..............................          9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============

   Diluted:
     Average shares outstanding during
       the period (1)..............................          9,059           9,059          9,059          9,059
                                                     =============   =============  =============  =============

--------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period.