Form 10-K
period 2000-12-31
SOUTHWESTERN LIFE HOLDINGS INC
filed 2001-04-09
CIK 890449

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

                   For the fiscal year ended December 31, 2000

                         Commission File Number 1-11422

                        SOUTHWESTERN LIFE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                13-3543540
   (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

       717 North Harwood Street
             Dallas, Texas                               75201
(Address of principal executive offices)               (Zip code)


       Registrant's telephone number, including area code: (214) 954-7111

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                               Title of Each Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2001: $55,709,255.

The number of Common Stock shares outstanding as of March 30, 2001, was 9,059,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for the 2001 annual stockholders' meeting.

--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.  Business  ............................................................3
Item 2.  Properties...........................................................18
Item 3.  Legal Proceedings....................................................18
Item 4.  Submission of Matters to a Vote of Security Holders..................21

PART II
Item 5.  Market for the Registrant's Common Equity and
           Related Shareholder Matters........................................22
Item 6.  Selected Consolidated Financial Data.................................23
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................24
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........44
Item 8.  Financial Statements and Supplementary Data..........................48
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................96

PART III
Item 10. Directors and Executive Officers of the Registrant...................96
Item 11. Executive Compensation...............................................96
Item 12. Security Ownership of Certain Beneficial Owners and Management.......96
Item 13. Certain Relationships and Related Transactions.......................96

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....97

                                     PART I

Item 1.   Business

GENERAL DESCRIPTION AND HISTORY

     Southwestern Life Holdings, Inc. ("SWL Holdings" or the "Company"), formerly known as PennCorp Financial Group, Inc. ("PennCorp"), incorporated in Delaware in 1989, is principally an insurance holding company. The name of the Company was changed effective June 13, 2000, the date the recapitalization transactions (as further discussed below) were consummated. The Company owns 100% of SWFC Nevada, Inc. ("SWFC"), formerly Southwestern Financial Corporation ("SW Financial"). SWFC's wholly-owned life insurance subsidiary, Pacific Life and Accident Insurance Company ("PLAIC"), owns 100% of Southwestern Life Insurance Company ("Southwestern Life"). As part of a subsidiary realignment, Security Life and Trust Insurance Company ("Security Life"), formerly a wholly-owned life insurance company, was merged into Southwestern Life effective June 30, 2000. Additionally, the Company owns KB Management, LLC ("KB Management"), which provides management and advisory services to the Company and its insurance subsidiaries, and Southwestern Financial Services Corporation ("SFSC"), which has a services agreement with the life insurance affiliates to provide personnel, data processing and other operational services at cost.

     The Company markets and underwrites a broad range of life, annuity and accident and health insurance products to lower and middle-income markets throughout the United States. Life products include term products and traditional whole life or universal life products that build cash values that are available to the policyholder. Annuity products are utilized by policyholders primarily as a means of tax deferred savings. Accident and health products are currently limited to long-term care, cancer and accident coverages. The Company's insurance products are sold through both independent and exclusive agents.

     Previously,   PennCorp  also  owned  Pennsylvania  Life  Insurance  Company
("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life", sold July 30, 1999); Peninsular Life Insurance Company("Peninsular", sold July 30, 1999); Professional Insurance Company ("Professional", sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security") and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries are collectively referred to as "AA Life", sold February 4, 2000); Constitution Life Insurance Company ("Constitution", sold July 30, 1999); Union Bankers Insurance Company ("Union Bankers", sold July 30,
1999);  Marquette  National Life Insurance Company  ("Marquette",  sold July 30,
1999); Occidental Life Insurance Company ("OLIC", sold February 4, 2000); United Life and Annuity Insurance Company ("United Life", sold April 30, 1999); UC Mortgage Corp. ("UC", sold April 30, 1999); Cyberlink Development, Inc. ("Cyberlink", sold April 30, 1999); and KIVEX, Inc. ("KIVEX", sold June 30,
1999), an internet service provider. United Life, UC, Cyberlink and certain assets of Marketing One, Inc. ("Marketing One", a wholly-owned third party marketing organization sold November 30, 2000) collectively are referred to herein as "United Life Assets." Penn Life, Peninsular, Constitution, Union Bankers and Marquette collectively are referred to herein as "Career Sales Division." AA Life and Occidental collectively are referred to herein as "Payroll Sales Division." As a result of the material impact of the companies sold to the aggregate operating results of the Company, this Annual Report on Form 10-K includes a discussion of these companies which are referred to herein as "Businesses Sold" or "Businesses Held for Sale."

     On January 10, 2000, PennCorp announced that it had agreed to sell Southwestern Life and Security Life to Reassure America Life Insurance Company ("Reassure America"), a subsidiary of Swiss Reinsurance Company of Zurich ("Swiss Re"), for $260 million subject to certain adjustments, and would accomplish the transaction through the filing of a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code.

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

     On April 14, 2000, the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness pursuant to the Recapitalization Plan. On June 5, 2000, the Bankruptcy Court confirmed the Recapitalization Plan.

     On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as SWL Holdings. Pursuant to the Recapitalization Plan, the Company issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicuna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.50 per share and the Company received $46.0 million in cash (net of related expenses of $1.5 million). Additionally, the Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of consulting services rendered in connection with the recapitalization transaction. All shares of PennCorp's former common stock were canceled for no value. In addition, the Company consummated a new $95.0 million credit facility and borrowed $81.0 million under it at closing. According to the Recapitalization Plan, the Company received $49.1 million from PLAIC as principal and interest payments on an existing surplus debenture and $5.9 million as dividends. The $55.0 million was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179.6 million and to pay a break fee of $6.0 million to Reassure America upon the termination of its contract to purchase Southwestern Life and Security Life. Any and all other claims and liabilities of PennCorp were paid in accordance with their terms.

     Shares of the common stock of SWL Holdings are listed on the Nasdaq National Market under the symbol "SWLH."

ORGANIZATIONAL CHANGES

     The Company has experienced significant changes in the past three years. On January 2, 1998, PennCorp acquired the remaining equity interests in SW Financial, which became a wholly-owned subsidiary. This was accomplished with the acquisition of the SW Financial Controlling Interest (the holdings of common stock and/or common stock warrants of SW Financial) from KB Investment Fund I, LP ("KB Fund") and Messrs. Steven W. Fickes and David J. Stone, former executive officers and directors of PennCorp. On January 5, 1998, PennCorp consummated the acquisition of the interest of Messrs. Fickes and Stone in KB Management, LLC ("KB Management"), KB Fund and KB Consultants, LLC (the "Fickes and Stone Knightsbridge Interests"). In order to stabilize the Company's capital structure, increase liquidity and materially reduce its indebtedness the Company sought to sell certain assets. Professional was sold March 31, 1999, the United Life Assets were sold April 30, 1999, KIVEX was sold June 30, 1999 and the Career Sales Division was sold on July 30, 1999. On February 4, 2000 the Company consummated the sale of the Payroll Sales Division and sold Marketing One on November 30, 2000.

     The  following  chart  summarizes  the   classification  of  the  Company's
principal operating subsidiaries for the years ended December 31, 2000, 1999 and 1998:

                                        2000                               1999                                 1998
                                       ------                             ------                               -----

                                            Businesses                     Businesses Held for                  Businesses Held for
                              Ongoing          Sold           Ongoing     Sale/Businesses Sold     Ongoing     Sale/Businesses Sold
                              -------          ----           -------     --------------------     -------     --------------------
Ongoing Operations:
Corporate
SWL Holdings/PennCorp.           X                               X                                    X
KB Management(1)                 X                               X                                    X
SWFC/SW Financial(2)             X                               X                                    X
SFSC                             X                               X                                    X
Life Insurance Companies
Southwestern Life(2)             X                               X                                    X
Security Life(3)                N/A                              X                                    X
PLAIC                            X                               X                                    X
Businesses Sold:
United Life(4)                                                                      X                                    X
Professional(5)                                                                     X                                    X
Marketing One(6)                                X                X                                    X
KIVEX(7)                                                                            X                                    X
Payroll Sales Division
   AA Life(8)                                   X                X                                    X
   OLIC(8)                                      X                X                                    X
Career Sales Division
   PennLife(9)                                                                      X                                    X
   Peninsular(9)                                                                    X                                    X
   Union Bankers(10)                                                                X                                    X
   Constitution(10)                                                                 X                                    X
   Marquette(10)                                                                    X                                    X

 (1)  Acquired January 5, 1998.
 (2) Became wholly-owned subsidiaries with acquisition of remaining interests on January 2, 1998.
 (3)  Merged into Southwestern Life effective June 30, 2000.
 (4)  Transferred to Businesses Held for Sale in 1998 and sold April 30, 1999.
 (5)  Transferred to Businesses Held for Sale in 1998 and sold March 31, 1999.
 (6)  Sold November 30, 2000.
 (7)  Transferred to Businesses Held for Sale in 1998 and sold June 30, 1999.
 (8)  Sold February 4, 2000.
 (9)  Transferred to Businesses Held for Sale in 1998 and sold July 30, 1999.
 (10) Became wholly-owned subsidiaries with acquisition of remaining interests on January 2, 1998; transferred to Businesses Held for Sale in 1998 and sold July 30, 1999.

CURRENT STRUCTURE

         The current organization structure of the Company is as follows:
[GRAPHIC OMITTED]

---------------
(1) Includes ROP Financial Group ("ROP"), SW Houston Hotel, Ltd. ("SW Hotel"), SWL Marketing Services, Inc. and SWL Preneed Services, Inc.

DISPOSITIONS

     On November 30, 2000, the Company sold Marketing One for nominal proceeds and recognized a loss of $14,000 from the sale.

     On February 4, 2000, PennCorp consummated the sale of the Payroll Sales Division receiving total cash proceeds of $103.3 million. As a result of the sale, unrealized losses on securities available for sale decreased by $9.9 million. PennCorp recognized a loss of $8.4 million from the sale. PennCorp used $100.0 million of the proceeds to repay a then-existing bank credit facility.

     On July 30, 1999, PennCorp consummated the sale of the Career Sales Division to Universal American Financial Corp. ("Universal American"). The Career Sales Division marketed and underwrote fixed benefit accident and health products and, to a lesser extent, life products through a sales force exclusive to PennCorp throughout the United States and Canada. The net cash proceeds after transaction costs and fulfillment of contract obligations were $82.0 million. On December 29, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement, PennCorp reduced the consideration received by $2.6 million. PennCorp realized a foreign currency translation loss of $25.0 million which represented previously unrealized translation losses on PennCorp's Canadian insurance operations, partially offset by a gain of $3.5 million on the disposition resulting in a net loss of $21.5 million. In addition, as a result of the sale, unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.3 million and $25.0 million, respectively.

     On June 30, 1999, PennCorp completed the sale of KIVEX, an internet service provider, to Allegiance Telecom, Inc. for $34.5 million in cash. The net proceeds to the parent company from the sale were $22.2 million after payment of costs and fees associated with the transaction and after repayment of $10.2 million of intercompany borrowings to insurance company affiliates of PennCorp. PennCorp recorded a gain of $30.9 million from the sale.

     On April 30, 1999, PennCorp consummated the sale of the United Life Assets to ING America Insurance Holdings, Inc. ("ING"). United Life principally marketed fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States. The purchase consideration totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of PennCorp's obligation to purchase certain mortgages and other assets from United Life as well as for transaction related costs at closing. PennCorp received net cash proceeds of $136.5 million. PennCorp realized a loss from the sale totaling $3.9 million. As a result of the sale, unrealized gains on securities held for sale decreased by $1.7 million. PennCorp subsequently sold substantially all of the mortgages retained by PennCorp as a part of the sale of the United Life Assets and received proceeds aggregating $8.0 million. The Company may be obligated to repurchase certain of the mortgages sold. At December 31, 2000, the Company had established a $1.2 million liability related to these contingencies.

     On March 31, 1999, PennCorp consummated the sale of Professional to GE Financial Assurance Holdings, Inc. ("GE Financial") for cash proceeds of $47.5 million. PennCorp realized net cash proceeds of $40.2 million. Professional provided individual accident and health and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. On September 15, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement, PennCorp reduced the consideration received by $1.2 million. PennCorp realized a gain from the sale totaling $1.1 million. As a result of the sale, unrealized gains on securities available for sale by Professional decreased by $488,000.

ACQUISITION OF SW FINANCIAL CONTROLLING INTEREST AND KB INTERESTS

     On January 2, 1998, PennCorp acquired the remaining equity interests in SW Financial, which became a wholly-owned subsidiary. The remaining interest was acquired from KB Fund and Messrs. Steven W. Fickes and David J. Stone, former executive officers and directors of PennCorp, for an aggregate purchase price of $73.7 million (not including acquisition expenses).

     On January 5, 1998, PennCorp consummated the acquisition of the Fickes and Stone Knightsbridge Interests for total consideration of $10.6 million (not including acquisition expenses). Under the terms of the transaction, Mr. Fickes was to receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and was to be issued 173,160 shares of PennCorp's common stock on April 15, 2001. Prior to the recapitalization, PennCorp's Board of Directors approved a settlement with Mr. Fickes pursuant to which PennCorp paid him approximately $700,000 to settle all outstanding claims including claims arising from this transaction. PennCorp issued 173,160 shares to Mr. Stone in July 1998. These shares were later cancelled for no consideration pursuant to the Recapitalization Plan.

     Information relating to the relationship between PennCorp and the KB Fund, the acquisition of the Fickes and Stone Knightsbridge Interests and the Southwestern Financial Controlling Interest appears in Note 3 of Notes to Consolidated Financial Statements.

INSURANCE OPERATIONS AT DECEMBER 31, 2000

     The remaining insurance companies (Southwestern Life and PLAIC) market life insurance and, to a lesser extent, annuity and accident and health products through independent and exclusive agents who sell directly to individuals primarily in the southwestern and southeastern United States.

PRODUCTS

General

     Southwestern Life and PLAIC underwrite a variety of insurance products with the primary emphasis on modest premium policies in the life, annuity and accident and health product sectors. Life products include term products and traditional whole life or universal life products which build cash values that are available to the policyholder. Annuity products include various forms of annuity products which are utilized by policyholders primarily as a means of tax deferred savings. Accident and health products include long-term care, cancer and accident only.

     Product profitability is achieved through a pricing policy that is based upon what the Company believes to be conservative actuarial assumptions, which take into account the underwriting risks associated with the product being sold, including lapse rates, mortality, morbidity and whether the product is underwritten in the field or by the home office, as well as the sales and administrative expenses associated with the business. The Company, on an ongoing basis, evaluates new products for use by its sales forces.

     The following table presents revenues and percentages of revenues of the Company's insurance operations derived from these product types for the years ended December 31, 2000, 1999 and 1998:

                                              2000                      1999                      1998
                                    ------------------------  ------------------------  ------------------------
        Insurance Product Type       Revenues         %        Revenues          %        Revenues         %
     ----------------------------   -----------  -----------  -----------  -----------  -----------  -----------
                                                                   ($ in millions)

     Life.......................    $     216.5       87.9%   $     252.8       81.9%   $     246.9       78.0%
     Accident and health.........           1.1        0.4            0.3        0.1            2.6        0.8
     Annuities...................          28.7       11.7           55.5       18.0           67.1       21.2
                                    -----------  ---------    -----------  ---------    -----------   --------
       Total.....................   $     246.3      100.0%   $     308.6      100.0%   $     316.6      100.0%
                                    ===========  =========    ===========  =========    ===========   ========

     The following discussion of the Company's principal products relates to Southwestern Life and PLAIC at December 31, 2000.

Life Insurance Products

     Traditional Whole Life. The Company's whole life policies are permanent insurance products that combine life insurance protection with a savings component or cash value that gradually increases in amount. Typically, a guaranteed fixed premium, which is higher than for comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. A policyholder may borrow against the policy's accumulated cash value, but the amount of any outstanding loans decreases the cash value and the death benefit under the policy. A policyholder may surrender a policy and receive the accumulated net cash value. As of December 31, 2000, there were approximately 195,000 whole life policies in force with $505 million in gross face amount of insurance and $364.4 million in future policy benefit reserves.

     Universal and Interest-Sensitive Life. The universal and interest-sensitive life products offered by the Company are permanent insurance policies that provide whole life insurance protection together with adjustable rates of return on cash value related to current interest rates. Universal life products permit policyholders to vary the frequency and size of their premium payments, although policy benefits may also vary.

     The majority of sales of individual life insurance products, measured by premium volume, has been derived from universal and interest-sensitive life insurance products. The Company's universal and interest-sensitive life products provide advantages generally not available to its traditional whole life and term life policyholders, such as flexibility in available coverages and flexibility in the amount and timing of premium payments. In addition, the Company's universal and interest-sensitive life products can, in some respects, provide higher returns and greater cash values to policyholders as compared with traditional whole life insurance products. The Company's universal life and interest-sensitive life insurance products are marketed to individuals directly and through qualified retirement plans, deferred compensation plans, and employer sponsored payroll deduction plans. As of December 31, 2000, there were approximately 155,000 universal and interest-sensitive life policies in force with $13.2 billion in gross face amount of insurance and $1.3 billion in account value and other policy liabilities.

     Term Life. Term life products offer pure insurance protection for a specified period of time, typically one, five or ten years. The Company offers a variety of term life products that include some or all of the following features: current and guaranteed premium rates that are level for a specified number of years; preferred smoker, preferred nonsmoker, nonsmoker, and smoker underwriting classes; and conversion to permanent insurance allowed to age 65 with premium credit. The Company also offers a 10-year level premium term life policy which is renewable to age 70 and features smoker and non-smoker premium classes, a death benefit equal to the face amount, an accelerated benefit of 50% of the face amount for certain critical illnesses and a 100% accelerated benefit payable upon diagnosis of some forms of cancer. As of December 31, 2000, there were approximately 42,000 term life policies in force with $6.6 billion in gross face amount of insurance and $27.5 million in future policy benefit reserves.

     Total sales of individual life insurance by Southwestern Life and PLAIC were approximately $12.4 million, $20.1 million and $26.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Annuity Products

     The principal annuity products marketed by Southwestern Life and PLAIC at December 31, 2000 consist of flexible premium deferred annuities ("FPDAs") and single premium deferred annuities ("SPDAs").

     Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA Reinsurance Company ("RGA") a 100% indemnity coinsurance agreement of all of their respective deferred annuity business. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements). The Company continues to reinsure to RGA 100% of its deferred annuities sold since May 1, 2000. As of December 31, 2000, the Company had reinsured with RGA deferred annuities with an account value of $397.4 million.

     At December 31, 2000, annuity liabilities not reinsured by RGA were composed of $617,000 of SPDA liabilities issued by PLAIC, which were subject to surrender charges averaging 8% as of December 31, 2000 and $116.7 million of other annuity liabilities (principally in benefit annuities).

     Total sales of annuities by Southwestern Life and PLAIC were approximately $2.8 million, $9.8 million and $31.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Accident and Health Products

     Historically, most of the Company's sales of accident and health products were produced by Businesses Held for Sale.

     Southwestern Life underwrites long-term care products which are marketed to retirees, older self-employed individuals and other persons in middle income levels. The Company believes that the market for long-term care insurance products is attractive because of the general aging of the United States population and the lack of savings resources to cover prolonged illnesses or convalescent care. As of December 31, 2000, there were approximately 3,000 long-term care policies in force representing $3.9 million in gross annualized premiums and $4.0 million in future policy benefit reserves. Total sales of long-term care products by Southwestern Life during 2000, 1999 and 1998 were approximately $1.7 million, $2.9 million and $1.0 million, respectively.

     The Company recently began offering an accident only policy which includes a specified benefit for each day of hospital confinement, an emergency accident benefit, an accidental death and dismemberment benefit, and an optional recuperation benefit which provides a monthly income for up to six months. Sales in 2000 were minimal.

     The Company recently introduced a cancer indemnity product that pays a specified benefit of up to $500 per day for each day the insured is hospitalized due to cancer. There is no lifetime maximum; however, at age 65, the benefits are reduced to 50%. The product has an optional benefit returning all premiums paid, less any benefits paid, if the policy remains in force until the 20th policy anniversary. No policies were sold in 2000.

     The following table provides certain information with respect to the number of policies in force of various categories of insurance business in force of the Company's insurance subsidiaries:

                                                2000                        1999                         1998
                                    ---------------------------- --------------------------- -----------------------------
                                             Accident                     Accident                     Accident
                                      Life  and Health Annuities  Life   and Health Annuities  Life   and Health Annuities
                                    ------- ---------- --------- ------- ---------- --------- ------- ---------- ---------
Policies in force - January 1..     585,420    45,019    28,318  779,932   697,018    86,612  506,913   654,936    69,769
   New issues..................      17,461     1,196       237   90,921     9,932     1,189   72,080    89,218     8,715
   Business acquired, net......          --        --        --       --        --        --  301,537   112,098    35,511
   Businesses sold(1), net.....    (175,038)  (42,519)   (2,901)(212,718) (652,417)  (53,343)      --        --        --
   Policies terminated/reinsured    (35,689)     (343)  (19,269) (72,715)   (9,514)   (6,140)(100,598) (159,234)  (27,383)
                                    -------  --------  --------  -------  -------- --------- --------  --------  --------
   Policies in force - December 31  392,154     3,353     6,385  585,420    45,019    28,318  779,932   697,018    86,612
                                    =======  ========  ========  =======  ========= ========= ======== ========  ========

(1) Reflects amounts as if Businesses Held for Sale were sold as of the beginning of the year.

MARKETING AND DISTRIBUTION

     Southwestern Life is licensed to market its insurance products in 41 states, the District of Columbia, and in Guam. PLAIC is licensed only in Texas. The Company markets and distributes its products through both independent and exclusive agents who sell on an individual basis.

     The following tables illustrate, by direct cash premium collected (as reported to insurance regulatory authorities) and relative percentages, the principal states in which Southwestern Life and PLAIC collected in excess of 4% of policy revenues for the year ended December 31, 2000.

                                Direct Premium Collected
                                ------------------------
               Jurisdiction                    Amount       Percentage
               ------------                    ------       ----------
                                           ($ in thousands)
               Texas....................   $   43,223          26.0%
               North Carolina............      22,542          13.6
               Georgia...................      15,627           9.4
               California................      10,425           6.3
               Florida...................       9,710           5.8
               Virginia..................       7,477           4.5
                                           ----------       -------
                 Subtotal................     109,004          65.6
               All Others................      57,242          34.4
                                           ----------       -------
                 Total..................   $  166,246         100.0%
                                           ==========       =======

Distribution Systems

     The Company's products are distributed by independent brokerages and exclusive agents to individual customers utilizing independent field marketing directors, state and area sales managers, affiliations with independent marketing organizations, financial institutions, and financial planners. The sales agents make sales presentations on a one-on-one basis with potential prospects, and are often faced with competition from other agents and/or products from other companies. Exclusive agents are provided with leads generated through direct mail inquiries and contact with small companies, employer groups, and associations. In order to receive these pre-qualified leads, the Company requires these agents to market the Company's life and health products exclusively.

     The following tables set forth information regarding Southwestern Life's independent brokerage and exclusive agent distribution system.

                                                                                  1998       1999       2000
                                                                                --------  ---------  ---------
                                                                                          ($ in thousands)
     Agents under contract...................................................     16,607    14,663       8,124
     Number of agents annually producing new business........................      4,353     3,955       2,397
     Paid annualized new life and health business premiums..................    $ 13,134  $ 15,587    $ 11,356
     Paid annualized new business premium per agent.........................    $    3.0  $    3.9    $    4.7

INSURANCE UNDERWRITING

     The Company generally utilizes the underwriting manual of a large reinsurer as a guide for risk selection. The Company considers its underwriting philosophy to be in line with the majority of the life insurance industry. If full underwriting is required, the Company reviews the policy application and an attending physician's report and may require a paramedical examination or complete physical examination depending on the age of the applicant and the amount of coverage requested. If the total amount of coverage applied for plus any coverage in force with the Company exceeds $100,000, a prospective policyholder must submit a screening for antibodies related to acquired immune deficiency syndrome ("AIDS"), to the extent permitted by law. Life products that are specifically designed for simplified issue are priced for the greater mortality risks associated with the Company's simplified underwriting procedures.

     Although the increasing incidence of AIDS is expected to affect mortality adversely for the life insurance industry as a whole, the Company believes that the impact of AIDS on its operations should not be material due to the small average size of the life insurance policies sold. The Company requires and considers AIDS information to the extent permitted by law in underwriting and pricing decisions. During the twelve months ended December 31, 2000, 1999 and 1998, the Company estimated its Insurance Operations paid approximately $1.2 million, $459,000 and $327,000, respectively, in death benefits (representing less than 2% of total death benefits paid by the Company during each such period) under individual life policies due to deaths believed by the Company to be AIDS-related.

     The Company has identified a block of approximately 272 policies with a total face amount of approximately $27.4 million which it suspects could have been issued on applications containing material misrepresentations, particularly concerning the treatment for or the diagnosis of AIDS or HIV. The Company is investigating these policies and is taking steps to rescind any contestable policy where material misrepresentations are found. Approximately 194 policies with a face amount totaling approximately $20.9 million have been rescinded to date as part of this effort. Of the remaining policies which have not been rescinded, 32 (total face amount approximately $2.7 million) have lapsed and three (total face amount approximately $282,000) have been surrendered, leaving 43 of these policies (total face amount approximately $3.5 million) in force at present.

INVESTMENT PORTFOLIO

     The Company's investment portfolio (including total invested assets and cash and cash equivalents) is managed with the objectives of maintaining high credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing market and credit risk and matching the anticipated maturities of investments to the Company's liabilities. To achieve these objectives, the portfolio consists primarily of investment-grade fixed maturity securities, which accounted for approximately 79.1% of the Company's total invested assets at December 31, 2000. The remainder of the portfolio consisted of non-investment grade fixed maturities (6.8% of total invested assets), commercial mortgages, equities, policy loans and other investments, which are principally limited partnerships. The Company believes that the nature of its life products, which limit the early accumulation of cash values, permits it to utilize this conservative investment strategy.

     At December 31, 2000, 54.5% of the Company's fixed maturity bonds were rated AA or higher by Standard & Poor's and approximately 92.1% were rated BBB or higher by Standard & Poor's, respectively. All dollar amounts or percentages set forth in this discussion are based on carrying value unless otherwise indicated.

     Other than issues of the United States government and government agencies and authorities, no single issuer represented more than 1.5% of total invested assets at December 31, 2000.

     The following table summarizes the Company's investments as of December 31, 2000:

                                                                                       Percent of
                                                                                          Total
                                                      Amortized      Fair     Carrying  Carrying
                                                        Cost       Value(1)     Value     Value
                                                        ----       --------     -----     -----
                                                                   ($ in thousands)
         Fixed maturities available for sale:
         U.S. Government and agency bonds........... $  111,184 $   112,786  $  112,786    6.6%
         Debt securities issued or guaranteed by
           foreign governments......................     18,196      18,296      18,296    1.1
         Municipal bonds............................     47,087      41,717      41,717    2.4
         Corporate bonds............................    737,869     696,334     696,334   40.5
         Mortgage-backed bonds......................    611,135     605,450     605,450   35.3
                                                    ----------- ----------- ----------- ------
           Total fixed maturity securities
              available for sale....................  1,525,471   1,474,583   1,474,583   85.9

         Equity securities available for sale.......        621         420         420     --
         Commercial mortgages.......................      9,967       9,967       9,967    0.6
         Policy loans...............................    147,373     147,373     147,373    8.6
         Other investments..........................     24,841      24,841      24,841    1.4
                                                    ----------- ----------- ----------- ------
           Total invested assets....................  1,708,273   1,657,184   1,657,184   96.5
         Cash and cash equivalents..................     59,956      59,956      59,956    3.5
                                                    ----------- ----------- ----------- ------
           Total investment portfolio.............. $ 1,768,229 $ 1,717,140 $ 1,717,140  100.0%
                                                    =========== =========== =========== ======

--------------
(1)  Fair  values  are  obtained   principally  from  the  Company's  investment
     advisors.

     The table set forth below indicates the composition of the Company's fixed maturity portfolio based on ratings by Standard & Poor's Corporation as of December 31, 2000:

                                                                        Percent of
                                                           Total           Total
                                                         Carrying        Carrying
   Rating                                                  Value           Value
   ------                                                  -----           -----
                                                     ($ in thousands)

   AAA(1)............................................ $  691,850            46.9%
   AA................................................    112,449             7.6
   A ................................................    257,909            17.5
   BBB...............................................    295,423            20.1
                                                       ---------         -------
     Total investment grade..........................  1,357,631            92.1
                                                       ---------         -------

   BB................................................     50,281             3.4
   B or below(2).....................................     49,219             3.3
                                                       ---------         -------
     Total below-investment grade....................     99,500             6.7
                                                       ---------         -------

   Nonrated..........................................     17,452             1.2
                                                       ---------         -------
     Total fixed maturities.......................... $1,474,583           100.0%
                                                      ==========         =======
--------------
(1)  Includes  approximately  $112.8  million of United  States  government  and agency bonds.
(2)  Includes  $4.9  million of Pacific  Gas & Electric  first  mortgage  bonds.
     Pacific Gas & Electric  filed for  reorganization  under  Chapter 11 of the
     U.S. Bankruptcy Code on April 6, 2001 as a result of the California utility crisis.

     The following table reflects investment results for the Company's insurance operations for each of the years ended December 31, 2000, 1999 and 1998:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                    ($ in thousands)
     End of period total investment portfolio(1)....................... $  1,709,136 $  2,221,927 $  2,474,174
     Net investment income(2)..........................................      136,213      163,969      181,839
     Net realized investment gains (losses)(3).........................      (12,947)        (737)       1,566
     Average annual yield..............................................          7.0%         7.1%         7.1%
--------------
(1)  Consists of total  investment  portfolio,  less  amounts due to brokers for securities committed to be purchased at end of period.
(2)  Net investment income is net of investment expenses, excludes capital gains or losses and is before income taxes.
(3)  Amounts  shown  are  before  income  taxes,  and  include   provisions  for
     impairments in value which are considered to be other than temporary.

     The Company's investments must comply with the insurance laws of the states in which its insurance subsidiaries are domiciled and in which they are licensed as well as applicable provisions of the Company's $95.0 million bank credit
facility.   These  laws  and   provisions   prescribe  the  kind,   quality  and
concentration of investments that may be made by the Company and/or its insurance subsidiaries.

REINSURANCE

     In keeping with industry practice, the Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Some new insurance sales are reinsured above prescribed limits and others are reinsured as a percentage of each dollar of coverage up to prescribed limits; these cessions do not require the reinsurer's prior approval under contracts that are renewable on an annual basis. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits ranging up to $500,000 per life, depending on insured issue age, the product type and the Company's historical practice. All accidental death benefits are reinsured on a bulk basis. Long term care is 80% reinsured on a coinsurance basis. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims.

     At December 31, 2000 and 1999, of the approximately $20.2 billion and $21.3 billion of life insurance in force, approximately $5.1 billion and $4.8 billion had been ceded to reinsurers, respectively. As of December 31, 2000 the Company's principal reinsurers are RGA Reinsurance Company, Allianz Life Insurance Company, Life Reassurance Corp. of America, Transamerica Occidental Life Insurance Company, Reassurance Company of Hanover and Swiss Re Life & Health Insurance Company, which collectively have reinsured approximately 75.6% of the ceded business.

COMPETITION

     The life insurance industry is highly competitive. Numerous life insurance companies and other entities, including banks and other financial institutions, compete with the Company, many of which have substantially greater capital and surplus, higher A.M. Best Company ("A.M. Best") ratings, larger and more diversified product portfolios, and access to larger agency sales forces. The Company believes that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, claims-paying ratings, value-added service and name recognition. The Company's ability to compete for sales is dependent upon its ability to address these competitive factors.

     As a result of the high percentage of life and annuity product revenue as compared to total revenue, the Company faces a broad market of competition. The sale of life insurance products, and to a greater extent, the sale of annuity products is very sensitive to an organization's A.M. Best rating, its size and perceived financial strength and the competitiveness and the financial performance of the products themselves. The Company believes that its target market is not widely served by many of the large, national insurers, but that the Company does face direct competition from smaller regional and niche-market focused companies.

     During December 2000, A.M. Best raised its financial strength rating of Southwestern Life to B++ (Very Good) from B+ (Very Good). While this should have a positive effect on new business production, Southwestern Life's ability to effectively compete in some markets would be enhanced by an A (Excellent) category rating. During 1998, each of the Company's insurance subsidiaries received downgrades in their respective A.M. Best ratings, primarily as a result of concerns regarding the financial strength of the Company. The Company believes that, as a result of that ratings action, certain insurance subsidiaries experienced slight declines in new business production and modest increases in policyholder surrenders. Certain of the Company's insurance subsidiaries market insurance products that are highly sensitive to competitive factors including financial strength and ratings. During 2000, the Company introduced new products that are targeted for middle-income families which are less sensitive to the Company's ratings. These products are distributed primarily through captive agents. For additional information on ratings see "Business-Ratings" included elsewhere herein.

REGULATORY MATTERS

     Life insurance companies are subject to regulation and supervision by the states in which they transact business. The laws of the various states establish regulatory agencies with broad administrative and supervisory powers related to, among other things, granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing and regulating premium rates on certain lines of business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the types of permitted investments and the maximum concentrations of certain classes of investments.

     Most states have enacted legislation regulating insurance holding company systems, including acquisitions of control of insurance companies, dividends, the terms of surplus debentures, the terms of transactions with affiliates, investments in subsidiaries and other related matters. The Company entered into an agreement with the Texas Department of Insurance dated September 22, 1998 which established procedures resulting in greater oversight of the Company and its insurance subsidiaries by the Texas Department of Insurance. The Texas Department of Insurance terminated the agreement on the consummation of the recapitalization transactions. The Company is registered as an insurance holding company system in Texas (the domiciliary state of its insurance companies), and routinely reports to other jurisdictions in which its insurance subsidiaries are licensed.

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

     In connection with its accreditation of states, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulation and the definition of extraordinary dividends. Model legislation proposed by the NAIC to control the amount of dividends that may be paid by insurance companies without prior regulatory approval has been adopted in most states and is being considered by the legislatures of the other states. Texas, the state of domicile for the Company's insurance subsidiaries, has adopted dividend tests that are substantially similar to those of the NAIC's model legislation. Texas allows dividends to be paid only out of unassigned funds.

     Texas law permits each of PLAIC and Southwestern Life to pay a dividend without prior consent of the Texas Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10% of statutory surplus as of the end of the prior calendar year or (ii) net income from operations for the prior calendar year. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) approval of such payment by the Texas Insurance Commissioner.

     On the basis of statutory financial statements filed with the state insurance regulators, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments. The Company's businesses experienced during 2000 departures from the usual ranges on the following ratios.

          Southwestern Life had one ratio outside the usual range established by the NAIC reflecting the decrease in its statutory capital and surplus after restating the prior year to reflect the merger of Security Life into Southwestern Life as if the merger had occurred at the beginning of 1999. The decrease in capital and surplus resulted from transactions associated with the recapitalization.

          PLAIC had six ratios outside of the usual range established by the NAIC. PLAIC is primarily a holding company for its principal asset, the common stock of Southwestern Life. PLAIC's ratios outside the usual ranges principally result from the sale of insurance subsidiaries in 1999, the acquisition of Southwestern Life in 1999, the acquisition of Security Life in 2000 and the recapitalization transactions.

     In the past, variances in the insurance companies' ratios have resulted in inquiries from insurance departments to which the Company has responded. The Company may receive inquiries from certain insurance departments concerning its ratio results for 2000, and there can be no assurance that such insurance departments will not take action against the insurance companies on account of such ratio results.

     In December 1992, the NAIC adopted the Risk Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for corrective action.

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

     Texas, the state of domicile for the Company's insurance subsidiaries owned at December 31, 2000, has through regulation adopted an RBC regime which references, but is not identical to, that of the NAIC. The Texas RBC regulation provides that RBC is to be computed in a manner similar to that provided by the NAIC, but instead of establishing multiple levels of regulatory action, the Texas regulation provides that the commissioner of insurance is authorized to take enumerated actions, including, but not limited to, supervision, conservation or impairment or hazardous financial condition determinations, as to any insurer that failed to maintain, at a minimum, total adjusted capital equal to 70% of the authorized control level RBC.

     Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 2000, indicate that each of the insurance subsidiaries' capital exceeded Company Action Level RBC requirements. In addition, calculations using the Texas regulations indicate that each of the insurance subsidiaries' capital exceeded 70% of authorized control level RBC.

     The Company's life insurance subsidiaries may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company received premium tax refunds of $342,000 and $223,000 in 2000 and 1999, respectively. The Company paid $300,000 for the year ended December 31, 1998 as a result of such assessments. At December 31, 2000, the Company's life insurance subsidiaries had accrued assessment liability totaling $1.1 million.

     On March 16, 1998, the NAIC approved the codification of statutory accounting practices. The codification will constitute the only source of "prescribed" statutory accounting practices and has been substantially adopted by the Texas Department of Insurance, the state of domicile of the Company's insurance subsidiaries. The Statements of Statutory Accounting Principles established under the codification was effective January 1, 2001. The Company has not fully determined the impact the adoption of the codification will have on unassigned surplus of each insurance subsidiary although the Company does not believe it will be material.

     Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation can significantly affect the insurance business.

     There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company and on the ability of the insurance companies to pay dividends. Additionally, there can be no assurance that existing insurance-related laws and regulations will not have a material adverse effect on the ability of PLAIC to make payments on its surplus debenture. For further information related to the PLAIC surplus debenture, see
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition, Liquidity and Capital Resources and
Note 13 of Notes to Consolidated Financial Statements.

     Southwestern Life historically sold certain interest-sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as lapse rates, investment earnings rates, mortality rates and premium persistency. Minor changes in such assumptions could have a material impact on future statutory reserve requirements. Significant increases in statutory reserves would result in lower statutory earnings, which in turn would reduce dividend capacity ultimately reducing cash flow available to SWL Holdings.

     The Company is continually evaluating actuarial assumptions associated with interest-sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as lapse rates, investment earnings rates, mortality rates, and premium persistency. Policy reserves and account values associated with such contracts aggregated approximately $555.0 million and $527.1 million as of December 31, 2000 and 1999, respectively. Should lapse rates experienced on these policies be less than expected, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. For example, a decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $13.9 million. Management continues to assess the potential impact of future actions that might mitigate the financial impact of these trends. Examples include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action, including potential sales disruption and the threat of litigation. During 1999, the Company modified certain assumptions associated with the blocks of business including lowering the aggregate expected lapse rate. In addition, during 1999 the Company implemented a plan to continue charging certain expense loads associated with certain interest-sensitive life insurance contracts. As a result of the aggregate impact of the changes in assumptions and management actions, the Company increased the amount of reserves associated with these policies by approximately $6.2 million during the fourth quarter of 1999.

     Southwestern Life is required, at least annually, to perform cash flow and asset adequacy analysis under differing interest rate scenarios. Based upon the results of these tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 2000.

RATINGS

     A.M. Best assigns fifteen letter ratings to insurance companies, with the highest being "A++ (Superior)." A.M. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors, such as holders of SWL Holdings' common stock. During December 2000, A.M. Best raised its financial strength rating of Southwestern Life to "B++ (Very Good)" from "B+ (Very Good)." A "B++ (Very Good)" rating is the fifth highest letter rating.

EMPLOYEES

     At December 31, 2000, the Company had 187 full time employees. None of the Company's employees were represented by any union.

Item 2.  Properties

FACILITIES

     The Company's primary administrative offices are located in Dallas, Texas. Southwestern Financial Services Corporation ("SFSC") leases approximately 75,000 square feet in Dallas, Texas at an annual cost of $1.2 million (excluding the assigned office space as discussed below). The Company believes that its current office space is adequate for its operations. During the year ended December 31, 2000, the Company agreed to assign its lease on certain vacated office space to a third party and was released from obligations related to the vacated office space beginning January 1, 2001.

Item 3.  Legal Proceedings

IN RE PENNCORP FINANCIAL GROUP, INC. SECURITIES LITIGATION

     During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York against PennCorp and certain of its then current or former directors and officers. None of the individual defendants are currently officers or directors of the Company. During a pre-trial conference on November 9, 1998, all parties agreed to consolidation of all of the actions and the court appointed lead plaintiffs on behalf of certain shareholders and noteholders. The court also approved the selection of three law firms as co-lead counsel for those shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999, and a First Consolidated Amended Class Action Complaint naming, as defendants, PennCorp, David J. Stone, formerly a director and chairman and chief executive officer, and Steven W. Fickes, formerly a director and president and chief financial officer, was filed on March 15, 1999 (the "Complaint").

     The Complaint alleged that defendants violated the Securities Exchange Act of 1934 by, among other things, issuing a series of materially false and misleading statements and omitting to state certain material facts regarding the Company's financial condition, including the value of certain of its assets, and by failing to timely disclose that the Company was under investigation by the Securities and Exchange Commission (the "SEC"). Plaintiffs sought to recover damages in unspecified amounts on behalf of themselves and all other purchasers of PennCorp's common stock and purchasers of PennCorp's subordinated notes during the period from February 8, 1996 through November 16, 1998.

         The parties entered into a Stipulation of Settlement dated May 24, 2000 providing for payment of $9.0 million of cash, plus interest accruing through the date of consummation of the settlement, in full and final settlement of all claims. Of that sum, $1.5 million was paid by PennCorp during the fourth quarter of 1999 into an interest-bearing escrow account established by plaintiffs' counsel and $7.5 million plus interest is to be paid by PennCorp's third party director and officer liability insurance carrier upon finalization of the settlement.

     The settlement received preliminary approval from the court in June 2000 and was submitted to the court for final approval at a hearing set for that purpose in November 2000. No objections regarding the terms of the settlement were presented to the court at such final hearing and the court indicated that it would issue a ruling after further review. At present the court has not issued its final ruling in this matter. The Company expects the settlement to receive final approval during 2001.

SEC INVESTIGATION

     On October 10, 2000, the SEC notified the Company that its formal investigation into possible violations of the federal securities laws had been terminated and no enforcement action had been recommended.

PICOW, ET AL. V. SECURITY LIFE & TRUST INSURANCE COMPANY

     In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers that non-smoker insureds would not be charged cost of insurance after the eighth policy year. The NCAG indicated that Security Life may be estopped to change its practice of not charging the cost of insurance for non-smoking policyholders after the eighth policy year on these policies because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance for non-smoker policyholders after the eighth policy year on these policies, this practice is not guaranteed under the life insurance contracts, which specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the contracts. Security Life responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates on these policies based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance on these policies in accordance with the parameters set forth in the life insurance contracts. In June 1998 the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved.

     In June 1999 the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its practice of not charging cost of insurance after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life were to change that practice. Security Life responded to the NCDOI's inquiry by verifying that no decision had been made to date to change such practice and that such practice had not changed; and confirmed that the NCDOI would be notified in the event that such practice were to be changed.

     During 1999 Security Life initiated a voluntary exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life life insurance product.

     On November 5, 1999, Security Life was served with a petition filed in state District Court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleged that Security Life waived the right to charge cost of insurance after the eighth policy year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleged Security Life made these waivers through its marketing pieces and statements by its officers. The petition also alleged that not all of the facts were outlined in Security Life's communication to its policyholders describing the voluntary exchange program and therefore that program was deceptive.

     The petition asked for declaratory judgment concerning the rights of the plaintiffs and the class of policyholders of such policies and for attorney's fees. The petition also asked for, among other things, an injunction to prevent Security Life from charging cost of insurance on such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth policy year, and requested the court to rule that the releases signed by any such policyholders under the voluntary exchange program were null and void and those policyholders who signed the releases be given the option of reinstating their policies. On August 30, 2000, the lawsuit was amended to add a claim that Security Life had improperly reduced the interest rates credited to accumulated values in such policies in an effort to offset losses incurred by Security Life on those policies.

     Security Life denied all of the allegations in the lawsuit. However, because of the substantial expense and uncertainty associated with class action litigation, Security Life entered into an agreement to settle the lawsuit dated September 7, 2000 pursuant to which (i) legal fees of approximately $1.3 million were to be paid to plaintiffs' counsel, (ii) certain changes were to be made to the terms of Concept 90 policies remaining in force or reinstated pursuant to the settlement, and (iii) certain optional in-kind relief (which included the option to seek reinstatement of Concept 90 policies no longer in force) was to be provided to the plaintiffs pursuant to elections made by individual plaintiffs within a specified time period and in a specified manner with respect to their current or former Concept 90 policies. The settlement was expressly subject to approval by the court.

     On September 8, 2000, the court granted preliminary approval of the settlement and ordered that notice be sent to all class members. The court granted final approval of the settlement at a hearing held on November 17, 2000, and the period for appeal of that ruling expired prior to the end of 2000. Thus, the settlement is now final and is being implemented.

     As of December 31, 2000, the Company had incurred $1.3 million of expenses for legal fees to be paid to plaintiffs' counsel and had accrued $4.7 million of additional policy liabilities in connection with the settlement.

The recorded liability reflects costs the Company considers likely to be incurred in connection with the settlement based only on known or reasonably estimable or determinable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

SCHNOEBELEN V. UNITED LIFE & ANNUITY INSURANCE COMPANY, ET AL.

     Schnoebelen was an independent insurance broker whose marketing contract with United Life provided that he would be entitled to an annual commission based on the total accumulated value of annuity contracts in force for 13 months or more with United Life which were sold by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993, and his marketing contract was terminated in 1997.

     In 1998, Schnoebelen brought suit in the United States District Court for the Southern District of California in San Diego, California against United Life alleging that United Life had not paid him all of the commissions to which he was entitled and alleging various contractual and tortious causes of action. When PennCorp sold United Life in 1999, it and PLAIC indemnified the buyer against certain losses resulting from this lawsuit and retained the responsibility for defending it.

     The Company denied Schnoebelen's claims and vigorously defended the lawsuit. On July 20, 2000, a jury returned a verdict against United Life in the amount of approximately $1.125 million, composed of approximately $288,000 for past economic damages and approximately $838,000 for the net present value of future economic damages, upon which judgment was entered by the court. The Company has established a liability reserve of approximately $1.125 million for this judgment.

     The Company filed post-judgment motions for relief which were denied by the trial court. The Company has appealed the judgment to the United States Court of Appeals for the Ninth Circuit, believes that it has valid grounds to obtain a reversal of the judgment in whole or in part on appeal, and intends to pursue its appeal vigorously. The Company also believes that a significant portion of the judgment may not be covered by the indemnity agreement and thus would be the responsibility of the buyer of United Life.

MARTINDALE, ET AL. V. SOUTHWESTERN LIFE INSURANCE COMPANY, ET AL.

     A petition was filed on September 7, 2000 in state District Court located in Jasper, Texas asserting claims against Southwestern Life and its agent co-defendant on behalf of a purported class of persons who had an ownership interest in universal life insurance policies or interest-sensitive non-participating whole life insurance policies issued by Southwestern Life during the period from January 1, 1981 to the present and who were residents of the United States on the date(s) of issuance of such policy(ies). The petition alleges that Southwestern Life and/or its agent co-defendant committed, among other things, breach of contract, breach of fiduciary duty, breach of duty of good faith and fair dealing, negligent misrepresentation, unfair or deceptive acts, and fraud in connection with the sale of such policies, and seeks class certification, equitable relief and recovery of actual, statutory and punitive damages in unspecified amounts as well as costs and attorneys' fees.

     Both Southwestern Life and the agent co-defendant timely filed answers denying all allegations made in the original petition and contesting venue for the action, and Southwestern Life subsequently filed a notice of removal removing the case to the United States District Court for the Eastern District of Texas located in Beaumont, Texas.

     Only  limited  written  discovery  has  been  taken  in this  case to date.
Southwestern Life denies any and all allegations made in the petition and intends to defend this case vigorously. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this action successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

DEMAND BY FRED ROSEN, MARIAN ROSEN AND NORMAN BOCK

     On or about February 19, 2001, Southwestern Life received a demand letter from attorneys representing Fred Rosen, Marian Rosen and Norman Bock. This demand letter asserts, on behalf of the named claimants individually and on behalf of all other persons who purchased a universal life insurance policy from Georgia International Life Insurance Company ("Georgia International"), that
Georgia International and its successors in interest, including Southwestern Life, misrepresented the cost of such policies and concealed the fact that premiums on such policies would substantially increase over the life of same. Further, the demand letter alleges that Southwestern Life has assumed responsibility for these policies and demands that Southwestern Life place all members of the purported class of claimants in the same position they would have been in had the policies in question performed as originally represented.
Litigation is threatened for, among other things, violation of the Texas Deceptive Trade Practices Act should Southwestern Life not provide the relief demanded.

     Southwestern Life is investigating the allegations contained in the demand letter and has not yet responded. It believes, however, that the allegations are without basis and intends to defend vigorously against the demand and any subsequent litigation arising therefrom. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this matter successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

PLASTER, TRUSTEE V. SOUTHWESTERN LIFE INSURANCE COMPANY, ET AL.

     Stephen R. Plaster, Trustee of the Robert W. Plaster Irrevocable Trust, as holder of three universal life insurance policies issued by Southwestern Life on the life of Robert W. Plaster having a combined death benefit of approximately $20.9 million, brought suit against Southwestern Life in state Circuit Court located in Camden County, Missouri on May 20, 1999, claiming, in essence, that Southwestern Life committed fraud by misrepresenting the terms, characteristics and performance of its universal life insurance policies at the time of purchase. The plaintiff specifically alleges that the policies were represented to be "single premium" policies not requiring payment of any additional premiums, but that instead Southwestern Life has demanded payment of additional premiums in order to keep the policies in force. Plaintiff seeks recovery of all premiums paid to Southwestern Life to date (alleged to be approximately $2.9 million), all additional premiums demanded by Southwestern Life to date (alleged to be approximately $3.7 million), interest, punitive damages, legal fees and expenses, and reformation and specific performance of the policies.

     Southwestern Life's attempt to remove this case to federal court was unsuccessful and the case is now in the discovery stage. Southwestern Life denies plaintiff's claims and intends to defend this case vigorously. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this action successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

OTHER MATTERS

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

MARKET FOR COMMON STOCK

     Shares of SWL Holdings common stock are listed on the Nasdaq National Market under the symbol "SWLH." As of March 7, 2001, there were 22 shareholders of record. During the period from June 13, 2000 to December 31, 2000, SWL Holdings did not pay any dividends.

     The SWL Holdings common stock started trading on the Nasdaq National Market on September 28, 2000. During the period from June 13, 2000, the date the Recapitalization Plan was consummated, to September 27, 2000, shares of SWL Holdings common stock traded over-the-counter. The following table sets forth the high and low prices for the common stock as reported by the Nasdaq National Market for the period September 28, 2000 to December 31, 2000 and the high and low bid prices for the common stock as quoted by the National Association of Securities Dealers, Inc. for the period from June 13, 2000 to September 27, 2000. The bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

                                                                              Share Price
                                                                              -----------
                                                                           High        Low
                                                                           ----        ---
     Fourth quarter 2000............................................... $  13.938 $   11.750
     Third quarter 2000
       September 28 to September 30....................................    12.375     12.188
       July 1 to September 27..........................................    13.875     11.500
     Second quarter 2000
       June 13 to June 30..............................................    13.438     13.000

     Until January 10, 2000, shares of PennCorp's common stock were traded on the New York Stock Exchange ("NYSE"). As a result of PennCorp's Chapter 11 filing, its common stock was delisted from the NYSE and subsequently traded over-the-counter until June 13, 2000. PennCorp's common stock was canceled on June 13, 2000 as a result of consummation of the Recapitalization Plan. The following table sets forth the high and low share prices for PennCorp's common stock as reported on the NYSE from January 1, 1999 to January 10, 2000 and the high and low bid prices for PennCorp's common stock as quoted by the National Association of Securities Dealers, Inc. for the period from January 11, 2000 to June 12, 2000. The bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions. No cash dividends were paid on the PennCorp common stock during the period from January 1, 1999 to June 12, 2000.

                                                                              Share Price
                                                                              -----------
                                                                           High        Low
                                                                           ----        ---
     Second quarter 2000
       April 1 to June 12.............................................. $0.040    $   0.005
     First quarter 2000
       January 11 to March 31..........................................  0.040        0.020
       January 1 to January 10.........................................  0.469        0.375
     Fourth quarter 1999...............................................  0.750        0.312
     Third quarter 1999................................................  0.688        0.281
     Second quarter 1999...............................................  0.750        0.438
     First quarter 1999................................................  1.312        0.500

     As a holding company, SWL Holdings is largely dependent upon dividends and surplus debenture payments from its insurance subsidiaries to pay dividends to its shareholders. See Note 13 of the Notes to Consolidated Financial Statements for a description of restrictions on the ability of the Company's subsidiaries to pay dividends and on PLAIC's ability to make payments on the surplus debenture. The Company's bank credit facility also restricts payments on the PLAIC surplus debenture and the Company's ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements.

Item 6.  Selected Consolidated Financial Data

     The Company has experienced significant organizational changes during the time periods covered by the financial data presented below, which may affect the comparability of this data. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Bankruptcy Proceedings and
Recapitalization"   and   "General."

                                                               For  the   years   ended   December   31,
                                                  ----------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                  -----------  -----------  -----------  -----------   -----------
                                                            (In  thousands,   except  per  share  amounts)
Revenues:
Policy revenues.................................  $   123,815  $   339,008  $   459,158  $   345,566   $   348,090
Net investment  income..........................      139,257      257,600      369,052      273,237       210,734
Other  income (1)...............................        9,545       33,932       37,717       46,476        43,703
Net gains (losses) from the sale of investments.      (12,922)        (502)      14,068       17,487         1,257
Net gains from sales of subsidiaries (2)........       (8,397)       6,602           --           --            --
                                                  -----------  -----------  -----------  -----------   -----------
     Total revenues.............................      251,298      636,640      879,995      682,766       603,784
                                                  -----------  -----------  -----------  -----------   -----------
Benefits and expenses:
   Policy benefits..............................      198,186      377,587      541,762      324,289       271,911
   Insurance and other operating expenses.......      102,646      236,826      376,941      264,607       181,678
   Interest and amortization of deferred debt
     issuance costs.............................       16,209       40,222       42,960       23,355        18,579
   Impairment of intangibles....................           --       95,522           --           --            --
   Impairment provision associated with assets of
     Businesses Held for Sale...................           --       58,486      342,960           --            --
                                                  -----------  -----------  -----------  -----------   -----------
      Total benefits and expenses...............      317,041      808,643    1,304,623      612,251       472,168
                                                  -----------  -----------  -----------  -----------   -----------
Income (loss) before income taxes and
  extraordinary charge..........................      (65,743)    (172,003)    (424,628)      70,515       131,616
     Income taxes (benefits)....................          924       28,709       (3,369)      20,375        40,957
                                                  -----------  -----------  -----------  -----------   -----------
Income (loss) before extraordinary charge.......      (66,667)    (200,712)    (421,259)      50,140        90,659
     Extraordinary charge, net of income taxes..       (2,443)          --       (1,671)          --        (2,372)
                                                  -----------  -----------  -----------  -----------   -----------
Net Income (loss)..............................   $   (69,110) $  (200,712) $  (422,930) $    50,140   $    88,287
                                                  ===========  ===========  ===========  ===========   ===========
------------------------------
(1)  Includes  $19.0  million  and  $21.0  million  of  equity  in  earnings  of unconsolidated affiliates for the years ended 1997 and 1996, respectively.
(2)  Includes foreign currency  translation  losses of $25.0 million realized on sale of the Career Sales Division for the year ended December 31, 1999.

Per Share Information(1):
Basic:
   Net income (loss)...........................   $     (7.63)    $ (22.16) $    (46.69) $     5.53    $     9.75
   Common shares used in computing basic earnings
     per share..................................        9,059        9,059        9,059       9,059         9,059
Diluted:
   Net income (loss)...........................   $     (7.63)    $ (22.16) $    (46.69) $     5.53    $     9.75
   Common shares used in computing diluted earnings
     per share..................................        9,059        9,059        9,059       9,059         9,059
Cash dividends declared(2)......................  $        --     $     --  $     2,860  $    5,618    $    5,630
------------------------------
(1)Restated to reflect outstanding common shares as a result of recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period.
(2)Represents total amounts of cash dividend declared, not on a per share basis.

                                                                            As of December 31,
                                                  ----------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                  -----------  -----------  -----------  -----------   -----------
Assets:
Investments and cash............................  $ 1,717,140 $  2,751,223  $ 2,957,080  $ 3,340,114   $ 3,694,609
Insurance assets................................      604,281      305,391      430,326      617,318       639,798
Other assets....................................      201,356      231,534      179,035      766,703       474,916
Assets of Businesses Held for Sale..............           --           --    2,417,583           --            --
                                                  ----------- ------------  -----------  -----------   -----------
   Total assets.................................  $ 2,522,777 $  3,288,148  $ 5,984,024  $ 4,724,135   $ 4,809,323
                                                  =========== ============  ===========  ===========   ===========
Liabilities and shareholders' equity:
Insurance liabilities...........................  $ 2,190,890 $  2,756,957$   2,819,661  $ 3,289,925   $ 3,566,455
Notes payable...................................       84,000       279,646     550,923      359,755       210,325
Other liabilities...............................       80,329       98,579      114,187      194,352       170,302
Liabilities of Businesses Held for Sale.........           --           --    2,063,312           --            --
Redeemable preferred stock......................           --           --           --       19,867        32,864
Shareholders' equity............................      167,558      152,966      435,941      860,236       829,377
                                                  ----------- ------------  -----------  -----------   -----------
   Total liabilities and shareholders' equity...  $ 2,522,777 $  3,288,148  $ 5,984,024  $ 4,724,135   $ 4,809,323
                                                  =========== ============  ===========  ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reviews the consolidated financial condition of the Company as of December 31, 2000 and 1999, the consolidated results of operations for the three years ended December 31, 2000, and where appropriate, factors that may affect future financial performance.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for SWL Holdings' products and trends in SWL Holdings' operations or financial results, as well as other statements contained in this report including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," "outlook" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by such forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect, among other things, the ability of SWL Holdings to sell its products, the market value of SWL Holdings' investments and the lapse rate and profitability of insurance products; (2) SWL Holdings' ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of SWL Holdings' insurance products; (5) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of SWL Holdings' products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions or limitations, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to SWL Holdings' insurance subsidiaries by independent rating organizations such as A.M. Best, which SWL Holdings believes are particularly important to the sale of annuity and other accumulation products; (9) cash flow testing at Southwestern Life; and (10) unanticipated litigation and unanticipated results in pending litigation. There can be no assurance that these and other factors not currently anticipated by management will not materially and adversely affect SWL Holdings.

BANKRUPTCY PROCEEDINGS AND RECAPITALIZATION

     On January 10, 2000 PennCorp announced that it had agreed to sell Southwestern Life and Security Life to Reassure America for $260 million subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

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

     On February 28, 2000 the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassure America, subject to higher or better offers, and establishing procedures for the submission of competing offers.

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

     On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as SWL Holdings. Pursuant to the Recapitalization Plan, the Company issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1, 960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicuna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.50 per share and the Company received $46.0 million in cash (net of related expenses of $1.5 million). Additionally, the Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of his consulting services rendered in connection with the recapitalization transaction. All shares of PennCorp's common stock were canceled for no value. In addition, the Company consummated a new $95.0 million credit facility and borrowed $81.0 million under it at closing. According to the Recapitalization Plan, the Company received $49.1 million from PLAIC as principal and interest payments on an existing surplus debenture and $5.9 million as dividends. The $55.0 million was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179.6 million and to pay a break fee of $6.0 million to Reassure America upon termination of its contract to purchase Southwestern Life and Security Life. Any and all other claims and liabilities of PennCorp were paid or accrued in accordance with their terms.

     The Company issued non-qualified options to purchase 890,000 shares of its common stock at prices ranging from $12.50 to $15.00 per share. Included in these options were options to acquire 55,000 shares that were awarded to certain consultants at a price of $12.50 per share for which the Company recognized expense of $426,000. With the resignation of one of the executive officers effective August 1, 2000, the Company recognized expense of $75,000 with respect to previously granted stock options to acquire 150,000 shares. These options subsequently expired without being exercised.

GENERAL

     Southwestern Life and PLAIC underwrite a variety of insurance products with the primary emphasis on modest premium policies in the life, annuity and accident and health product sectors. Life products include term products and traditional whole life or universal life products which build cash values that are available to the policyholder. Annuity products include various forms of annuity products which are utilized by policyholders primarily as a means of tax deferred savings. Accident and health products include long-term care, cancer and accident only.

     The Company's financial condition and results of operations for the periods covered by this and future reports were or will be affected by several common factors discussed below.

     Dispositions. On November 30, 2000 the Company sold Marketing One for nominal proceeds and recorded a loss of $14,000 from the sale.

     Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA Reinsurance Company ("RGA") a 100% indemnity coinsurance agreement relating to all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of $433.0 million, which is equal to the amount of the reinsured statutory policy liabilities net of ceding allowance of $15.1 million. The Company recorded a deferred gain of $10.2 million, representing the difference between ceded policy liabilities calculated on a
GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies, and the cash transferred net of the ceding allowance. The deferred gain is being recognized in other income over the life of the reinsured block of business. During the period from closing to December 31, 2000, the Company recognized $810,000 of such deferred gains. Southwestern Life and Security Life retained the administration for the ceded block of business and are reimbursed by RGA for administrative costs at the rate of $5.00 per annuity contract in force per month and will receive a monthly trail commission equal to one-twelfth of 0.32% of outstanding statutory reserves. (As a result of the merger of Security Life into Southwestern Life effective June 30, 2000, Southwestern Life succeeded to all of Security Life's rights and obligations under its agreement with RGA.) The Company recognized $5.3 million in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction. The Company has established an additional tax valuation allowance for capital loss carryforwards associated with the sale of invested assets which may not be recoverable prior to their expiration dates.

     On February 4, 2000, PennCorp consummated the sale of the Payroll Sales Division for cash proceeds of $103.3 million. PennCorp used $100.0 million of the proceeds to repay its then-existing bank credit facility.

     On July 30, 1999, PennCorp consummated the sale of the Career Sales Division to Universal American. The net cash proceeds after transaction costs and fulfillment of contract obligations were $82.0 million. On December 29, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement PennCorp reduced the consideration received by $2.6 million. PennCorp realized a foreign currency translation loss of $25.0 million, which represented previously unrealized translation losses on PennCorp's Canadian insurance operations, partially offset by a gain of $3.5 million resulting in a net loss of $21.5 million. In addition, as a result of the sale, unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.3 million and $25.0 million, respectively.

     On June 30, 1999, PennCorp completed the sale of KIVEX to Allegiance for $34.5 million in cash. The net proceeds to the parent company from the sale were $22.2 million after payment of costs and fees associated with the transaction and after repayment of $10.2 million of intercompany borrowings to insurance company affiliates of PennCorp. PennCorp recorded a gain of $30.9 million from the sale.

     On April 30, 1999, PennCorp consummated the sale of the United Life Assets to ING. The purchase consideration totaled $154.1 million including a dividend of $2.1 million that was paid by United Life at closing. The cash consideration ultimately was reduced as a result of PennCorp's obligation to purchase certain mortgages and other assets from United Life as well as for transaction related costs at closing. PennCorp received net cash proceeds of $136.5 million. PennCorp realized a loss from the sale totaling $3.9 million. As a result of the sale, unrealized gains on securities held for sale decreased by $1.7 million. As of December 31, 1999, PennCorp sold substantially all of the mortgages retained by the Company as a part of the sale of the United Life Assets for aggregate consideration of $8.0 million. The Company may be obligated to repurchase certain of the mortgages sold. At December 31, 2000, the Company had established a $1.2 million liability related to these contingencies. In addition, the Company settled with ING a dispute over certain federal income tax calculations under the provisions of the United Life Assets purchase and sale agreement relating to the differential in tax amounts between closing and the final return. The Company paid $721,000 with respect to the settlement.

     On March 31, 1999, PennCorp consummated the sale of Professional to GE Financial for cash proceeds of $47.5 million. PennCorp realized net cash proceeds of $40.2 million. Professional, which previously was included in the Payroll Sales Division, provided individual fixed benefit accident and health and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. On September 15, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement PennCorp reduced the consideration received by $1.2 million. PennCorp realized a gain from the sale totaling $1.1 million. As a result of the sale, unrealized gains on securities available for sale decreased by $488,000.

     The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of Marketing One (sold November 30, 2000), Payroll Sales Division (sold February 4, 2000), Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), the United Life Assets (sold April 30, 1999) and Professional (sold March 31, 1999) . The pro forma statements of operations for the years ended December 31, 2000 and 1999 give effect to such sales as if they had occurred on January 1, 1999. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such purchases and sales been made as of January 1, 1999, or results which may occur in the future.

                                                                                               (Unaudited)
                                                                                As Reported     Pro Forma
                                                                                   2000           2000
                                                                                ----------     -----------
                                                                                   (In thousands, except
                                                                                     per share amounts)
         Total revenues...................................................... $   251,298  $    247,945
         Loss before extraordinary charge....................................     (66,667)      (61,103)
         Per share information(1):
           Net loss before extraordinary charge--basic....................... $     (7.36) $      (6.75)
           Net loss before extraordinary charge--diluted.....................       (7.36)        (6.75)

                                                                                               (Unaudited)
                                                                                As Reported     Pro Forma
                                                                                   1999           1999
                                                                                ----------     -----------
                                                                                   (In thousands, except
                                                                                     per share amounts)

         Total revenues...................................................... $   636,640  $    310,823
         Loss before extraordinary charge....................................    (200,712)      (69,642)
         Per share information(1):
           Loss before extraordinary charge--basic........................... $    (22.16) $     (7.69)
           Loss before extraordinary charge--diluted.........................      (22.16)       (7.69)

----------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the  computation of loss per share does not include the preferred stock dividend requirements.

     Acquisitions. On January 2, 1998, PennCorp acquired the remaining equity interests in SW Financial, which became a wholly-owned subsidiary. The remaining interest was acquired from KB Fund and Messrs. Steven W. Fickes and David J. Stone, former executive officers and directors of PennCorp for an aggregate purchase price of $73.7 million (not including acquisition expenses).

     On January 5, 1998, following shareholder approval at the 1997 annual meeting of shareholders, PennCorp consummated the acquisition of the Fickes and Stone Knightsbridge Interests for total consideration of $10.6 million (not including acquisition expenses). Under the transaction terms, Mr. Fickes was to receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and was to be issued 173,160 shares of the PennCorp's common stock on April 15, 2001. Prior to the recapitalization, PennCorp's Board of Directors approved a settlement with Mr. Fickes pursuant to which PennCorp paid him approximately $700,000 to settle all outstanding claims including claims arising from this transaction. Mr. Stone was issued his 173,160 shares in July 1998 which he pledged to financial institutions in connection with his appeal of a judgment awarded against him and his spouse. These shares were later cancelled for no consideration pursuant to the Recapitalization Plan.

     Restructuring and Other Costs. PennCorp developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during 2000, 1999, the fourth quarter of 1998 and the first quarter of 1998.

2000 Plan

     In connection with the merger of Security Life into Southwestern Life and the consummation of the Recapitalization Plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000. Pursuant to the 2000 Plan, the Company reduced its workforce in most areas of the Company (including finance, policyholder services, marketing, information technology and human resources) by a total of 52 employees. The 2000 Plan was substantially completed as of December 31, 2000 and is expected to result in operating expense reductions and cash savings of approximately $2.4 million annually. The Company incurred restructuring costs aggregating approximately $1.0 million for the year ended December 31, 2000 associated with such restructuring.

     The following reflects the impact of activity for the year ended December 31, 2000 on the restructuring provision and accrual balance under the 2000 Plan (in thousands):

                                                                        Paid or
                                                                        Charged                      Balance at
                                                          2000          Against                     December 31,
                                                        Provision      Liability     Adjustments        2000
                                                        ---------      ---------     -----------        ----

   Severance and related benefits..................  $       1,020   $        (835) $          (7) $         178
                                                     =============   =============  =============  =============

1999 Plan

     In connection with the sale of the United Life Assets along with other non-core operations during 1999, PennCorp announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. PennCorp incurred restructuring costs aggregating $5.3 million for the year ended December 31, 1999 associated with such restructuring.

     The following reflects the impact of activity for the years ended December 31, 1999 and 2000 on the restructuring accrual balances under the 1999 Plan (in thousands):

                                         1999 Activities                        2000 Activities
                                    ------------------------               ------------------------
                                      Paid or                                Paid or
                                      Charged                 Balance at     Charged                 Balance at
                          1999        Against                 December 31,   Against                 December 31,
                       Provision     Liability   Adjustments     1999       Liability   Adjustments      2000
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
   Severance and
     related benefits $     3,185   $      (663) $      (148) $     2,374  $    (2,309) $       (65) $        --
   Estimated holding
     costs of vacated
     facilities.....        2,122            --           --        2,122       (1,453)         (45)         624
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
                      $     5,307   $      (663) $      (148) $     4,496  $    (3,762) $      (110) $       624
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

     The 1999 Plan provided for the termination of 50 employees consisting of divisional management and staff in Dallas over a nine-month period. The staff reduction was completed in 2000. The 1999 Plan also provided for vacating certain floors of the Company's Dallas leased offices. The restructuring provision of $2.1 million represented the estimated net present value of the rent on the office space to be vacated net of the estimated sublease rental income to be received by the Company. During the quarter ended June 30, 2000, the Company agreed to assign its lease on certain vacated office space to a third party and was released from obligations related to the vacated office space beginning January 1, 2001. As a part of this agreement, the new lessee has the use of furniture located in the vacated space but the Company retains the furniture lease obligation which totals approximately $184,000 per year through 2004. The Company adjusted the remaining accruals pursuant to these agreements. The Company anticipates realizing operating expense reductions of $3.9 million and cash savings of approximately $3.4 million per year from implementing the 1999 Plan.

4th Quarter 1998 Plan

     In the fourth quarter of 1998, PennCorp recorded restructuring costs aggregating approximately $9.3 million as a result of the decision to consolidate or merge substantially all of PennCorp's corporate functions into the Dallas infrastructure.

     The following reflects the impact of activity for the years ended December 31, 1998, 1999 and 2000 on the restructuring accrual balances under the fourth quarter 1998 Plan (in thousands):

                         1998 Activities                  1999 Activities                  2000 Activities
                       --------------------            ---------------------            ---------------------
                        Paid or                         Paid or                          Paid or
                        Charged             Balance at  Charged            Balance at    Charged              Balance at
               1998     Against            December 31, Against            December 31,  Against             December 31,
             Provision Liability Adjustments   1998    Liability Adjustments   1999     Liability Adjustments    2000
              ------    -------    -------   -------    -------    -------    -------    -------    ------      ------
Severance and
   related
   benefits.  $6,259    $(3,985)   $    --   $ 2,274   $ (1,396)  $   189    $ 1,067   $ (1,067)   $  --      $    --
Estimated
   holding costs
   of vacated
   facilities. 2,954     (2,954)        --        --         --        --         --         --        --          --
Estimated
   contract
   terminations
   costs.....     61        (29)        --        32       (40)         8         --         --        --          --
              ------    -------    -------   -------   -------    -------    -------    -------    ------      ------
              $9,274    $(6,968)   $    --   $ 2,306   $(1,436)   $   197    $ 1,067    $(1,067)   $   --      $   --
              ======    =======    =======   =======   =======    =======    =======    =======    ======      ======

     The fourth quarter 1998 Plan provided for the termination of 43 employees, including substantially all of the executive and administrative employees in PennCorp's Bethesda and New York offices, based on the decision to shut down the Bethesda and New York offices by May 31, 1999. Severance payments under the fourth quarter 1998 Plan were completed in 2000. PennCorp incurred costs of $4.0 million, $1.4 million and $1.1 million which were charged against the accrual during 1998, 1999 and 2000, respectively, for terminated employees.

     The fourth quarter 1998 Plan recognized abandoned leasehold improvement costs in connection with PennCorp's plan to sublease or vacate the New York offices. PennCorp expensed $3.0 million principally as a result of abandoning the New York leased property.

1st Quarter 1998 Plan

     In January 1998, PennCorp acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interest. The acquisition allowed PennCorp to complete its divisional restructuring which began in 1997. PennCorp incurred restructuring costs aggregating approximately $11.8 million for the year ended December 31, 1998 associated with the divisional restructuring.

     The following reflects the impact of activity for the years ended December 31, 1998, 1999 and 2000 on the restructuring accrual balances under the first quarter 1998 Plan (in thousands):

                         1998 Activities                  1999 Activities                  2000 Activities
                       --------------------            ---------------------            ---------------------
                        Paid or                         Paid or                          Paid or
                        Charged             Balance at  Charged            Balance at    Charged              Balance at
               1998     Against            December 31, Against            December 31,  Against             December 31,
             Provision Liability Adjustments   1998    Liability Adjustments   1999     Liability Adjustments    2000
              ------    -------    -------   -------    -------    -------    -------    -------    ------      ------
Severance and
   related
   benefits.. $  3,831  $  (4,417) $ 1,205   $   619   $  (297)   $  (322)   $   --     $    --    $   --      $   --
Estimated
   holding costs
   of vacated
   facilities.   2,205         --       --     2,205      (350)       (41)    1,814      (1,646)     (168)         --
Write-off of
   certain fixed
   assets....    1,131       (831)    (300)       --        --         --        --          --        --          --
Estimated
   contract
   terminations
   costs.....    4,600     (3,247)  (1,353)       --        --         --        --          --        --          --
                ------    -------  -------   -------   -------    -------    -------    -------    ------      ------
               $11,767    $(8,495) $  (448)  $ 2,824   $  (647)   $  (363)   $ 1,814    $(1,646)   $ (168)     $   --
                ======    =======  =======   =======   =======    =======    =======    =======    ======      ======

     Approximately 120 and 39 people, respectively, were terminated as a result of the decision to transfer all operations of Union Bankers to Raleigh and transfer operations of United Life from Baton Rouge to Dallas. In addition, PennCorp restructured certain of the operations in Raleigh. Certain employees in the areas of customer services, information technology, actuarial, legal, human resources and other policyholder service areas, totaling 54 people, were terminated under the Raleigh portion of the restructuring plan. PennCorp recognized severance costs totaling $3.8 million. PennCorp charged $297,000 and $4.4 million against the severance accrual during 1999 and 1998, respectively, as the result of termination payments. In addition, during 1999 and 1998 PennCorp adjusted the severance accrual in the amount of $322,000 and $405,000, respectively, due to PennCorp paying less severance costs as a result of natural attrition and other factors such as inter-company transfers of employees. During 1998, PennCorp also increased the severance accrual by $1.6 million as a result of the decision to terminate all 54 of Security Life's Raleigh employees.

     The first quarter 1998 Plan provided for vacating certain Dallas office space. In connection with the plan, PennCorp recorded estimated holding costs of vacated facilities of $2.2 million which represented the net present value of the rent on the office space to be vacated net of the estimated sublease rent to be received. During 1999 and 2000, PennCorp charged $350,000 and $1.6 million, respectively, of rent expense on vacated office space against the accrual.

     The first quarter 1998 Plan also recognized impairment of certain furniture, fixtures and data processing equipment totaling $1.1 million which had been utilized in the office space to be vacated. PennCorp charged $831,000 of such assets against the accrual during 1998.

     As part of the first quarter 1998 Plan, PennCorp terminated an information technology outsourcing agreement. The original contract termination fee was $4.6 million. As a result of an amendment to the termination agreement, PennCorp exited the agreement for a payment of $3.2 million and the remaining accrual was adjusted during 1998.

Other Costs

     PennCorp incurred approximately $6.3 million of pre-tax period costs ("period costs") associated with the corporate restructuring for the year ended December 31, 1998. Such costs are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) as underwriting and other administrative expenses.

     For the years ended December 31, 1999 and 1998, PennCorp recorded impairment provisions aggregating $58.5 million and $343.0 million, respectively. PennCorp recorded the impairment provisions in order to reflect the difference in PennCorp's accounting basis in the Businesses Held for Sale and the fair value of the consideration that PennCorp would likely receive for such businesses. The fair value of the consideration likely to be received was primarily based upon the terms of definitive sales agreements. The impairment provision of $58.5 million in 1999 was related to the disposition of the Career Sales Division. The impairment provision recorded during 1998 aggregating $343.0 million reduced the value of the Career Sales Division, Professional and the United Life Assets in the amounts of $328.6 million, $3.3 million and $11.1 million, respectively.

     PennCorp evaluated the recoverability of all intangible assets of the Payroll Sales Division based upon the sales proceeds received from the disposition of the remaining Payroll Sales Division companies on February 4, 2000. As a result, an impairment provision for certain intangible assets aggregating $95.5 million was reflected in the Statement of Operations for the year ended December 31, 1999. All remaining costs in excess of net assets acquired in the Payroll Sales Division, totaling $19.3 million, were impaired. In addition, PennCorp impaired all remaining present value of insurance in force and a portion of deferred policy acquisition costs totaling $67.5 million and $49.7 million, respectively, net of deferred taxes of $41.0 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Parent Company

     General. SWL Holdings ("parent company"), formerly known as PennCorp, is a legal entity, separate and distinct from its subsidiaries and has no material business operations. The parent company needs cash for: (i) principal and interest on debt; (ii) holding company administrative expenses; (iii) income taxes and (iv) investments in subsidiaries. The primary sources of cash to meet parent company obligations include statutorily permitted payments from life insurance subsidiaries, including: (i) surplus debenture interest and principal payments; and (ii) dividend payments. The parent company may also obtain cash through the sale of subsidiaries or other assets.

     Between February 7, 2000 and June 13, 2000, PennCorp was managing its assets as a "debtor-in-possession" as a result of the bankruptcy petition filing (see Note 3 of Notes to Consolidated Financial Statements).

     On June 13, 2000, the Company established a $95.0 million credit facility. The Company used $81.0 million of the new credit facility along with proceeds from the issuance of SWL Holdings common stock pursuant to the rights offering and Rapoport and Sharpe investments and $55.0 million in extraordinary dividends to repay the entire principal balance of PennCorp's senior and subordinated debt and related interest (see Note 8 of Notes to Consolidated Financial Statements).

     The following table shows the cash sources and uses of the parent company on a projected basis for 2001 and on an actual basis for the periods June 13, 2000 to December 31, 2000, February 8, 2000 to June 12, 2000 (as debtor-in -possession), January 1, 2000 to February 7, 2000 (prior to the bankruptcy filing) and years ended December 31, 1999 and 1998:


                                                        Period       Period       Period
                                         Projected     June 13,    February 8,  January 1,
                                        year ended      2000 to      2000 to      2000 to         Year ended
                                       December 31,  December 31,   June 12,    February 7,      December 31,
                                                                                             -------------------
                                          2001(1)        2000         2000         2000        1999       1998
                                        -----------  -----------  -----------   ---------  ----------  ----------
                                                                        ($ in thousands)
   Cash sources:
     Cash from subsidiaries...........  $    34,085  $    64,461  $     4,105   $ 130,127  $  349,881  $   73,521
     Issuance of common stock.........           --       46,004           --          --          --          --
     Sale of directly owned
       subsidiaries...................           --           --           --          --       5,989
     Other investment income..........           --           64          245          44         754       2,865
     Sale of equity securities........           --           --           --          --          --      30,500
     Additional borrowings............           --       89,000           --          --          --     203,000
     Sales of/collection on
       assets held....................           --          171           57          --      11,642          --
     Other, net.......................          272           73           32          26         215       1,306
                                        -----------  -----------  -----------   ---------  ----------  ----------
           Total sources..............       34,357      199,773        4,439     130,197     368,481     311,192
                                        -----------  -----------  -----------   ---------  ----------  ----------
   Cash uses:
     Acquisition of businesses........           --            --          --          --          --      73,858
     Interest paid on debt............        7,969        11,437       2,254       3,057      38,014      37,849
     Operating expenses, including
       restructuring charges..........        1,273         7,481       1,029      18,575      20,984      36,217
     Reduction of notes payable.......       25,625       179,646       5,000     100,000     269,000     126,015
     Costs of recapitalization........           --        11,274          --          --          --          --
     Capital contributions to
       subsidiaries...................           --           --           --          --      27,668       7,853
     Costs to dispose of Businesses
       Held for Sale..................           --           --           --          --      14,991          --
     Purchase of equity securities....           --           --           --          --          --       5,000
     Dividends on preferred and
       common stock...................           --           --           --          --          --      16,210
     Other, net.......................        1,007        1,544          877          --          --          --
                                        -----------  -----------  -----------   ---------  ----------  ----------
           Total uses.................       35,874      211,382        9,160     121,632     370,657     303,002
                                        -----------  -----------  -----------   ---------  ----------  ----------
   Increase (decrease) in cash and
     cash equivalents.................       (1,517)     (11,609)      (4,721)      8,565      (2,176)      8,190
   Cash and cash equivalents at
     beginning of period..............        2,713       14,322       19,043      10,478      12,654       4,464
                                        -----------  -----------  -----------   ---------  ----------  ----------
   Cash and cash equivalents at
     end of period....................  $     1,196  $     2,713  $    14,322   $  19,043  $   10,478  $   12,654
                                        ===========  ===========  ===========   =========  ==========  ==========
--------------
(1)  The  unused  portion  of the  Company's  revolving  credit  facility  as of
     December 31, 2001 is projected to be $15.0 million.

Cash Sources

     Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries is made available to SWL Holdings principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and Pioneer Security (sold February 4, 2000) (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division and the surplus notes issued by Pioneer Security were repaid in full in connection with the consummation of the sale of the Payroll Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million to acquire the common stock of Southwestern Life. As part of a subsidiary realignment in conjunction with the Payroll Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $35.0 million to acquire the common stock of Security Life. With respect to Constitution, Pioneer Security and PLAIC (as to its surplus debenture issued as of July 30, 1999), the surplus debenture payments were made to non- insurance intermediate holding companies and subsequently paid to the Company in the form of dividends. The amount outstanding under the surplus debentures as of December 31, 1999 was $258.3 million. At December 31, 2000, there is only one remaining surplus debenture with an outstanding principal balance of $94.9 million. This debenture was issued by PLAIC and is held by SWFC. The PLAIC surplus debenture requires principal and interest payments to be made periodically in amounts sufficient to allow SWL Holdings to meet its cash requirements. These payments are subject to PLAIC's maintenance of capital and surplus of at least $1.2 million in excess of its investment in Southwestern Life. Any deviation from scheduled payments requires regulatory approval.

     Currently PLAIC relies upon dividends and tax sharing payments from Southwestern Life, which is in turn subject to regulatory restrictions under the Texas insurance laws and regulations with respect to the maximum amount of dividends that can be paid to PLAIC within a twelve month period without prior regulatory approval. Such dividend restrictions are generally the greater of 10% of statutory surplus or prior year's statutory earnings. See Item 1. Business--Regulatory Matters and Note 13 of Notes to Consolidated Financial Statements for additional discussions of dividend restrictions.

Projected Cash Sources and Uses for 2001

     Projected cash sources for 2001 include $24.1 million of interest and principal payments on PLAIC's surplus debenture. SWL Holdings also anticipates receiving approximately $10.0 million of cash dividends from ROP and SW Hotel. Such dividends are dependent on the ability of ROP and SW Hotel to liquidate certain assets. There can be no assurances that the PLAIC surplus debenture payments can be made, or that the ROP and SW Hotel assets can be liquidated in the periods expected or, if completed, that the Company will receive net proceeds projected. Projected cash uses include scheduled payments of principal of $8.6 million, discretionary payments of principal (including payments on the revolving credit facility) of $17.0 million and interest of $8.0 million on the new credit facility and payments for operating expenses of $1.3 million. Projected cash uses also include the release of an escrow account of $1.0 million that was established in connection with the sale of the Career Sales Division.

     Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet all cash requirements. At December 31, 2000, the amount available to be drawn under the new credit facility was $11.0 million.

Cash Sources and Uses for the Period June 13, 2000 to December 31, 2000

     During the period June 13, 2000 to December 31, 2000, the Company received capital contributions of $46.0 million (net of related expenses) through the issuance of 3,800,000 shares of common stock pursuant to the Recapitalization Plan. In addition, the Company borrowed $89.0 million under the new credit facility. The Company also received $58.2 million from PLAIC as principal and interest payments on the existing surplus debenture and $5.9 million as dividends. These payments were funded in part by $55.0 million that was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. Additionally, the Company received a dividend of $350,000 from a non-insurance subsidiary. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $174.6 million and related interest and premiums on redemption aggregating $6.4 million. During the period from June 13 to December 31, 2000, the Company made interest payments on the new credit facility totaling $5.0 million and incurred cash operating expenses of $7.5 million including a $6.0 million fee paid for the termination of the contract to sell Southwestern Life and Security Life. The Company paid costs associated with the Recapitalization Plan of $11.3 million. In addition, the Company established an escrow account in the amount of $1.4 million in connection with posting bond for appeal of an adverse judgment rendered in the Schnoebelen lawsuit (see Item 3. Legal Proceedings). The Company also paid $27,000 for the interest rate cap agreement (see Note 8 of Notes to Consolidated Financial Statements).

Cash Sources and Uses for the Period February 8, 2000 to June 12, 2000

     During the period from February 8, 2000 to June 12, 2000, PennCorp (as a debtor-in-possession) received $4.1 million of dividends and surplus debenture principal and interest from subsidiaries and $245,000 of short-term investment income, $57,000 of proceeds from sale of mortgage loans and collection of receivables and $32,000 from tax refunds. PennCorp paid $2.3 million in interest on its senior debt and incurred $1.0 million of operating expenses. PennCorp made a $5.0 million principal payment on its credit facility and payments of $855,000 to a non-insurance subsidiary representing a return of the subsidiary's funds previously swept to the cash collateral account.

Cash Sources and Uses for the Period January 1, 2000 to February 7, 2000

     As part of a series of restructuring transactions approved by the Texas Department of Insurance, Security Life became a wholly-owned subsidiary of PLAIC. In addition, PLAIC was permitted to prepay $20.4 million of principal and interest on its surplus debenture to SW Financial, which then paid these funds as a dividend to PennCorp. On February 4, 2000, AA Holdings sold the companies in the Payroll Sales Division for $103.3 million. The net proceeds to PennCorp after repayment of intercompany borrowings to insurance company affiliates of PennCorp was $97.0 million. In addition, PennCorp received a $12.7 million dividend from AA Holdings. Of the proceeds, $100.0 million were used to repay a portion of PennCorp's bank credit facility.

     For the period from January 1, 2000 to February 7, 2000, PennCorp paid $10.0 million in employment contract obligations and $280,000 in transaction bonuses ($8.3 million had been accrued and expensed prior to December 31, 1999) under executive employment agreements with certain senior executives of PennCorp and its subsidiaries (see Notes 15 and 23 of Notes to Consolidated Financial Statements.) In addition, PennCorp paid $2.0 million for insurance coverage, principally to cover possible indemnification claims arising from a breach of the representations and warranties contained in each of the subsidiary and asset sale agreements, $1.9 million in retainers to professional services firms and $3.5 million for other professional and legal services. Interest totaling $3.1 million was paid during the period in order to bring PennCorp's bank credit facility current.

Cash Sources and Uses for the Years Ended December 31, 1999 and 1998

     Cash from Subsidiaries. For each of the years ended December 31, 1999 and 1998, PennCorp received surplus debenture interest and principal payments from PLAIC of $223.5 million and $26.2 million, respectively, and received dividends and tax sharing payments of $126.4 million and $47.3 million, respectively, from non-insurance intermediate holding companies. Substantially all of the surplus debenture dividends and tax sharing payments made by PLAIC were the direct result of proceeds received by PLAIC from the disposition of Businesses Sold.

     Sale of Directly Owned Subsidiaries. During the year ended December 31, 1999, PennCorp sold certain directly owned subsidiaries in connection with the disposition of the Businesses Held for Sale and received proceeds of $6.0 million.

     Other Investment Income. During 2000, 1999 and 1998, the Company received investment income from short- term invested assets of $353,000, $754,000 and $2.9 million, respectively.

     Sales of Equity Securities. During 1998, PennCorp liquidated its common and preferred stock holdings in ACO Brokerage Holding Corp. ("ACO"), the parent company of Acordia Inc. Total proceeds received from the sale of the preferred and common stock aggregated $30.5 million. PennCorp had acquired the preferred stock interests in ACO for $20.0 million during 1997 and the common stock interests in January 1998 for $5.0 million as part of PennCorp's and the KB Fund's investment in ACO. See Note 17 of Notes to Consolidated Financial Statements for additional information regarding PennCorp's investment in ACO.

     Sales of/Collection on Assets Held. During the year ended December 31, 1999, PennCorp received mortgage loan principal payments and distributions from a limited partnership totaling $1.4 million. In addition, PennCorp sold certain mortgage loans and the limited partnership interest held directly by PennCorp for proceeds aggregating $10.2 million.

     Additional Borrowings. During 1998, PennCorp borrowed under then existing bank credit facilities primarily to fund acquisitions or repay existing indebtedness. See "Acquisition of Businesses" and "Reduction of Notes Payable" below for the use of proceeds from the additional borrowings.

     Acquisition of Businesses. During 1998, PennCorp acquired the Controlling Interest in SW Financial for $73.7 million in cash and the Fickes and Stone Knightsbridge Interests for $10.6 million of which $200,000 of the consideration was paid in cash. To fund such acquisitions PennCorp utilized borrowings under its then existing credit facility. For additional information on the acquisition of the Controlling Interest in SW Financial and the Fickes and Stone
Knightsbridge   Interests,  see  Note  3  of  Notes  to  Consolidated  Financial
Statements.

     Interest Paid on Indebtedness. During the two year period, PennCorp utilized varying amounts of leverage in its capital structure. For the years ended December 31, 1999 and 1998, the average indebtedness outstanding aggregated $366.9 million and $452.6 million, respectively. PennCorp's weighted average costs of borrowings increased significantly during 1999 and 1998 as a result of PennCorp's increased leverage ratio and projected weakness in future liquidity. For additional information regarding indebtedness, see Note 8 of Notes to Consolidated Financial Statements and Parent Company--General above.

     Operating Expenses Including Restructuring Charges. During 1999 and 1998, PennCorp directly and indirectly, through charges from its subsidiaries, incurred significant operating and restructuring charges. Total restructuring charges paid by PennCorp during 1999 and 1998 aggregated $1.8 million and $9.1 million, respectively. During 1999 and 1998, PennCorp also incurred legal, accounting and investment banking fees associated with asset dispositions aggregating $2.4 million and $1.5 million, respectively. Operating expenses incurred during 1999 and 1998 also include costs aggregating $1.6 million for each of the two years, associated with shareholder litigation and the SEC's investigation into PennCorp's historical accounting practices.

     Reduction of Notes Payable. During the year ended December 31, 1999, the Company made repayments under its bank credit facility aggregating $267.0 million upon the consummation of sales of Professional, the United Life Assets, KIVEX and the Career Sales Division. An additional $2.0 million was repaid as a result of liquidity at the PennCorp level above amounts prescribed in the bank credit facility.

     In conjunction with PennCorp's 1998 acquisition of the SW Financial Controlling Interest, PennCorp borrowed under its existing $450 million bank credit facility to repay indebtedness of SW Financial aggregating $115.0 million upon acquisition. In addition, during 1998 PennCorp used existing liquidity to repay $11.0 million of indebtedness under its bank credit facility.

     Capital Contributions to Subsidiaries. For the years ended December 31, 1999 and 1998, PennCorp made capital contributions to subsidiaries totaling $27.7 million and $7.9 million, respectively. During 1999, $3.3 million was contributed to PLAIC to make a subsequent capital contribution to PLIC and $3.1 million was contributed to a non-life insurance subsidiary. In addition, $21.3 million was contributed to subsidiaries to meet certain target capital and surplus requirements as required by the purchase and sale agreement for the Career Sales Division. PennCorp utilized funds from proceeds from the Businesses Sold to fund these contributions. During 1998, contributions were primarily made to certain non-life insurance subsidiaries, principally KIVEX, to fund expansion and for other corporate purposes.

     Purchase of Equity Securities. In conjunction with the acquisition of the Fickes and Stone Knightsbridge Interests, PennCorp acquired Fickes' and Stone's interest in the ACO Brokerage Common Stock for $5.0 million.

     Dividends of Preferred and Common Stock. During 1998, PennCorp paid common and preferred stock dividends aggregating $16.2 million. PennCorp halted common and preferred stock dividend payments during 1998 as a result of impending liquidity concerns.

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

     Cash Flow from Operating Activities. Cash flow from operating activities, excluding the parent company, was $14.0 million, $54.9 million and $34.2 million, respectively, for the years ended December 31, 2000, 1999 and 1998. The decrease in cash flow from operating activities during the year ended December 31, 2000 principally resulted from the sale of certain subsidiaries which collectively provided cash flow of only $3.8 million during 2000 compared to $48.0 million and $123.7 million for the years ended December 31, 1999 and 1998, respectively. This was partially offset by increases in cash flow of retained companies. The increase principally resulted from decreasing costs associated with year 2000 remediation and reduced costs as a result of strategic business evaluation and associated restructuring of the Company. The increase in cash flow from operating activities for the year ended December 31, 1999 compared to 1998 is also attributable to the sale of KIVEX, which used cash from operating activities due to its rapid growth.

     Cash Flow from Investing Activities. During the years ended December 31, 2000, 1999 and 1998, the Company's subsidiaries sold $559.4 million, $603.5 million and $1,019.9 million of fixed maturity and equity securities, and purchased $161.4 million, $814.2 million and $1,054.7 million of fixed maturity and equity securities, respectively. Sales exceeded purchases during 2000 primarily in order to meet cash flow demands associated with the reinsurance of deferred annuities with RGA.

     Cash Flow from  Financing  Activities.  Cash used by financing  activities, excluding the parent company, were $666.8 million, $492.3 million and $391.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, the Company's insurance subsidiaries transferred cash of $433.0 million associated with an indemnity coinsurance agreement with RGA. Dividends and surplus debenture payments during 2000 were the result of the sale of the Payroll Sales Division and a $55.0 million extraordinary dividend in connection with the Recapitalization Plan. Substantially all of the increases in dividends and surplus debenture payments during 1999 were the direct result of proceeds received by PLAIC from the disposition of Businesses Held for Sale. The cash outflow also reflects policyholder surrenders exceeding deposits by $34.5 million in 2000, $191.7 million in 1999 and $354.1 million in 1998. Cash outflows during 2000 also included payment of dividends and surplus debenture principal aggregating $199.3 million made to the parent company compared to $326.3 million in 1999 and $44.3 million in 1998.

RESULTS OF OPERATIONS

     For the years ended December 31, 2000, 1999 and 1998, the Company has prepared the following unaudited selected financial information for the Company's Insurance Operations (PLAIC and Southwestern Life, including Security Life which was merged into Southwestern Life effective June 30, 2000), Businesses Sold (Payroll Sales Division, Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One) and corporate activities. On November 30, 2000, Marketing One was sold and the results of operations of Marketing One have been included in "Businesses Sold" for all periods presented. "Operating Income (Loss)," as used below, excludes the impact of: (i) restructuring costs, (ii) gains or losses on the sale of investments and (iii) the impact of the Company's decision to dispose of the Businesses Held for Sale. The Company considers operating income (loss) to reflect "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting the Company's operations. This information is used by the Company's principal decision makers to evaluate its performance as it eliminates the impact of transactions that the Company considers to be unrelated to core operating results. Other companies that operate primarily in the life insurance industry may or may not use similar measures.

     The Company has prepared such information as it believes that the disposition of the Businesses Held for Sale and the restructuring costs are material enough to make historical comparative results not meaningful. In addition, the Company believes that the following selected financial information and subsequent discussion will assist the reader in understanding how management views and evaluates the operations of the Company.

                         SELECTED FINANCIAL INFORMATION
                                                                               Year ended December 31,
                                                                     -------------------------------------------
                                                                         2000           1999            1998
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
   Insurance Operations:
     Operating income (loss)......................................   $      (3,549) $      28,343  $      21,361
     Net investment gains (losses)................................         (12,947)          (737)         1,566
     Restructuring costs..........................................            (735)        (5,165)        (3,803)
                                                                     -------------  -------------  -------------
                                                                           (17,231)        22,441         19,124
                                                                     -------------  -------------  -------------
   Businesses Sold:
     Operating income (loss)......................................           3,447         29,033        (23,015)
     Net investment gains (losses)................................             (39)           307          9,033
     Restructuring costs..........................................              --            202         (2,643)
     Net gains from sale of subsidiaries (including realized
       losses on foreign currency of $24,978 for 1999)............          (8,397)         6,602             --
     Impairment provision associated with assets of Businesses Sold        (58,486)      (342,960)
     Impairment of intangibles....................................              --        (95,522)            --
                                                                     -------------  -------------  -------------
                                                                            (4,989)      (117,864)      (359,585)
                                                                     -------------  -------------  -------------
   Corporate Activities:
     Interest and amortization of deferred debt interest cost.....         (16,209)       (40,222)       (42,960)
     Net investment income and other income.......................           1,595          2,751          4,727
     Corporate expenses...........................................         (28,973)       (39,007)       (40,972)
     Net investment gains.........................................              64            (72)         3,469
     Restructuring costs..........................................              --            (30)        (8,431)
                                                                     -------------  -------------  -------------
                                                                           (43,523)       (76,580)       (84,167)
                                                                     -------------  -------------  -------------

   Loss before income taxes and extraordinary charge..............         (65,743)      (172,003)      (424,628)

   Income taxes (benefits)........................................             924         28,709         (3,369)
                                                                     -------------  -------------  -------------
   Loss before extraordinary charge...............................         (66,667)      (200,712)      (421,259)
   Extraordinary charge...........................................          (2,443)            --         (1,671)
                                                                     -------------  -------------  -------------
   Net loss.......................................................   $     (69,110) $    (200,712) $    (422,930)
                                                                     =============  =============  =============

INSURANCE OPERATIONS

     The Insurance Operations include the operations of Southwestern Life (including Security Life) and PLAIC. Southwestern Life markets life insurance and, to a lesser extent, annuity and accident and health insurance products, through independent and exclusive agents who sell directly to individuals primarily in the southwestern and southeastern United States. The Company's sales of accident and health insurance products historically have been limited and, in management's view, have not had and do not have a material effect on the Company's results of operations. Accordingly, the Company's accident and health insurance products are not discussed separately but are included in tabular presentations of related financial information where appropriate.

                         SELECTED FINANCIAL INFORMATION

                                                                               Year ended December 31,
                                                                     -------------------------------------------
                                                                         2000           1999            1998
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
Revenues:
   Policy revenues................................................   $     116,240  $     134,064  $     129,519
   Net investment income..........................................         136,213        163,969        181,839
   Other income...................................................           6,781         11,261          3,678
                                                                     -------------  -------------  -------------
                                                                           259,234        309,294        315,036
                                                                     -------------  -------------  -------------
Benefits and expenses:
   Total policyholder benefits....................................         192,844        213,405        215,665
   Insurance related expenses.....................................          31,241         28,653         29,598
   Other operating expenses.......................................          38,698         38,893         48,412
                                                                     -------------  -------------  -------------
                                                                           262,783        280,951        293,675
                                                                     -------------  -------------  -------------
     Pre-tax operating income.....................................   $      (3,549) $      28,343  $      21,361
                                                                     =============  =============  =============

     Policy Revenues. Policy revenues include: (i) premiums received on traditional life products (ii) mortality charges and administrative fees earned on universal life insurance and annuities and (iii) surrender charges on terminated universal life and annuity products. In accordance with GAAP, premiums on universal life and annuity products are accounted for as deposits to insurance liabilities.

     Premiums, net of reinsurance, by major product line and policy revenues for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                                   Year ended December 31,
                                                                           -------------------------------------
                                                                               2000         1999         1998
                                                                           -----------  -----------  -----------
                                                                                        ($ in thousands)
   Life premiums:
     Universal life (first year).........................................  $     7,449  $     9,474  $    11,146
     Universal life (renewal)............................................      103,776       73,776       97,299
     Yearly renewable term reinsurance on universal life.................      (22,295)     (22,024)     (23,969)
     Traditional life (first year).......................................        3,485        9,578       12,964
     Traditional life (renewal)..........................................       32,251       32,969       36,655
                                                                           -----------  -----------  -----------
       Life premiums collected, net of reinsurance.......................      124,666      103,773      134,095
                                                                           -----------  -----------  -----------

   Annuity premiums......................................................        3,066        8,678       16,189
                                                                           -----------  -----------  -----------

   Accident and health premiums:
       Long-term care premiums net of reinsurance........................          840          254          456
                                                                           -----------  -----------  -----------

   Premiums, net of reinsurance..........................................      128,572      112,705      150,740
   Less premiums on universal life and annuities which are recorded as
     additions to insurance liabilities..................................     (114,291)     (91,928)    (124,634)
                                                                           -----------  -----------  -----------
       Premiums on products with mortality or morbidity risk.............       14,281       20,777       26,106
   Fees and surrender charges on interest-sensitive products.............      101,959      113,287      103,413
                                                                           -----------  -----------  -----------
       Policy revenues...................................................  $   116,240  $   134,064  $   129,519
                                                                           ===========  ===========  ===========

     Policy revenues decreased 13.3% during 2000 to $116.2 million compared with 1999. Policy revenues increased 3.5% to $134.1 million in 1999 compared with 1998. Life premiums collected, net of reinsurance, were $124.7 million, $103.8 million and $134.1 million in 2000, 1999 and 1998, respectively. First year universal life premiums decreased 21.4% and 15.0% to $7.4 million and $9.5 million in 2000 and 1999, respectively. The decline in new life sales during 2000 reflects the impact of ratings downgrades and uncertainties surrounding the parent company's bankruptcy and recapitalization. In addition, the decision to cease new life sales at Security Life was announced during the third quarter of 1999 as a result of management's decision to reduce costs and concentrate its marketing efforts at Southwestern Life. The decrease in first year traditional life premiums is also attributable to a decrease in single premiums of $3.2 million and $387,000 during 2000 and 1999, respectively. Single premiums can vary significantly from period to period.

     Universal life and traditional life renewal premiums increased $29.3 million or 27.4% in 2000 and decreased $27.2 million or 20.3% for 1999. The 1999 premiums reflected negative premiums associated with the Security Life exchange or refund program. The exchange or refund program was instituted by Security Life on January 1, 1999 for policyholders of certain types of interest-sensitive insurance contracts and resulted in a refund of premiums of $23.0 million (see below). The refund program was completed at December 31, 1999. The decrease in universal life and traditional life premiums also reflects ratings downgrades and the impact of certain management actions instituted by Southwestern Life which resulted in the reduced renewal premiums in 2000 and may result in lower renewal premiums in subsequent years.

     Annuity premiums have declined 64.7% to $3.1 million in 2000 compared to 1999 after declining $7.5 million or 46.4% in 1998. The decrease in annuity premiums in 2000 principally reflects the consummation of the RGA reinsurance transaction whereby Southwestern Life and Security Life reinsured substantially all of their existing deferred annuity blocks of business effective May 1, 2000 (see Note 3 of Notes to Consolidated Financial Statements). The decline in annuity sales is also attributable to a shift in the overall annuity market to sales of variable products (which Southwestern Life does not offer) from fixed products due to historically low interest rates and consumer interest in equities. Annuity sales are likely to continue to decline unless market conditions for fixed annuities become more favorable and ratings of Southwestern Life improve.

     In January 1999, Security Life initiated management action in the form of an exchange program for certain policyholders of Security Life. The program was offered to all policyholders who had certain policy forms in force as of January 1, 1998. The program allowed the policyholder the following options in exchange for terminating his or her policy and executing a release: (i) receive a refund of 115% of all premiums paid for the policy prior to January 1, 1999 and 100% of premiums paid thereafter; or (ii) exchange the policy, without proof of insurability, for the same face amount in one of two policies offered by Security Life. The policyholder also had the choice of not accepting the exchange program and keeping the current policy in force. In November 1999, a lawsuit was filed against Security Life regarding the exchange program and subject products (see Item 3. Legal Proceedings).

     Long-term care premiums increased $586,000 in 2000 after decreasing $202,000 in 1999. Premiums for 1999 reflected the retroactive effects of an amendment to the reinsurance contract which increased the cession amount to 80% retroactively to 1998.

     Net Investment Income. Net investment income decreased 16.9% or $27.8 million in 2000 after declining $17.9 million or 9.8% in 1999. The decrease is primarily due to a decline in invested assets. Average invested assets declined by $379.9 million or 16.1% in 2000 compared with 1999 and $180.9 million or 7.1% in 1999 compared with 1998. The decrease in 2000 resulted from the reinsurance of substantially all of the deferred annuity business and the need to liquidate invested assets to provide cash for the $55.0 million extraordinary dividend. At the consummation of the reinsurance transaction, invested assets aggregating $433.0 million were transferred to the reinsurer. The decrease in 1999 resulted principally from the need to liquidate invested assets to provide cash to fund the surrenders of annuities and universal life products which exceeded deposits by $128.8 million. Weighted average yields on invested assets were 7.0%, 6.9% and 7.1% in 2000, 1999 and 1998, respectively. Weighted average yields were impacted slightly for 2000 as a result of maintaining higher cash balances resulting from sales of securities in order to consummate the annuity reinsurance transaction and pay the special dividends associated with the recapitalization. Impacting investments yields in 1999 were lower new money rates available to the Company for investment as a result of extensive maturities and calls of higher yielding investments.

     Other Income. Other income totaled $6.8 million, $11.3 million and $3.7 million in 2000, 1999 and 1998, respectively. Included in other income for 2000 is $1.9 million of ceding allowances associated with the RGA reinsurance transaction and the amortization of deferred gain on the reinsurance of deferred annuities of $810,000. Other income for 1999 included $5.7 million from the distribution of assets of a joint venture investment resulting from the sale of most of the operations and assets of the joint venture. During 1998, the Company received approximately $1.0 million from a settlement associated with securities owned in the past. The most significant remaining item in other income is consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts which have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no effect on the Company's results of operations.

     Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the years ended December 31, 2000, 1999 and 1998:

                                                                               Year ended December 31,
                                                                     -------------------------------------------
                                                                         2000           1999            1998
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
   Death benefits.................................................   $      76,246  $      80,658  $      87,578
   Other insurance policy benefits and change in
     future policy benefits.......................................         116,598        132,747        128,087
                                                                     -------------  -------------  -------------
   Total policyholder benefits....................................   $     192,844  $     213,405  $     215,665
                                                                     =============  =============  =============


     Policyholder benefits decreased 9.6% to $192.8 million in 2000 compared with 1999. Death benefits decreased $4.4 million or 5.5% in 2000 compared with 1999. Death benefits may vary significantly from period to period. Other policy benefits and change in future policy benefits decreased $16.1 million or 12.2% during 2000 and increased $4.7 million or 3.6% in 1999. The decrease in 2000 is attributable to a decline in interest credited on deferred annuities which were reinsured effective May 1, 2000. The decrease is also attributable to a decline in interest credited to universal life policies at Security Life as a result of fewer policies in force following the exchange program, surrender activity and the absence of new business production. The decreases were partially offset by increases to certain deficiency reserves and unearned revenue reserves during 2000 of $5.2 million as a result of unlocking assumptions, including future lapsation, on certain interest-sensitive blocks of business of Security Life. Also partially offsetting the decreases was an increase to policy liabilities of $4.7 million during 2000 pursuant to settlement of a class action lawsuit (see
Item 3. Legal Proceedings). The recorded liability reflects costs the Company considers likely to be incurred based only on known or reasonably estimable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows. During the fourth quarter of 2000, the Company undertook an analysis of its reserving and other actuarial practices. As part of this review, the Company discovered that the method utilized to calculate deferred policy acquisition costs and policy liabilities on certain term policies was not correctly reflecting reinsurance ceded. As a result of correcting this methodology, policy liabilities increased approximately $1.0 million.

     During 1999, policyholder benefits decreased 1.0% to $213.4 million compared with 1998. Death benefits decreased $6.9 million or 7.9% compared with 1998. Change in other benefits and future policy benefits increased 3.6% to $132.7 million in 1999. During 1999, future policy benefits were increased approximately $6.2 million as a result of the re-estimation of certain deficiency reserves on a block of Southwestern Life interest-sensitive business. Certain assumptions related to the expected future experience for lapses, premiums, mortality and interest were adjusted to reflect recent experience. In addition, management began implementing a plan that included contractually allowable increases to expense charges.

     The Company is continually evaluating actuarial assumptions associated with interest-sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as lapse rates, investment earnings rates, mortality rates, and premium persistency. Policy reserves and account values associated with such contracts aggregated approximately $555.0 million and $527.1 million as of December 31, 2000 and 1999, respectively. Should withdrawal rates experienced be less than the expected level of lapses associated with such interest-sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. For example, a decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $13.9 million. Management continues to assess the potential impact of future actions that might mitigate the financial impact of these trends. Examples include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action, including potential sales disruption and the threat of litigation.

     Insurance Related Expenses. Insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) increased $2.6 million during 2000 compared with 1999. The net increase in 2000 is due to: (i) the increase in amortization of deferred acquisition costs of $8.8 million; (ii) a decrease in the amortization of present value of insurance in force of $8.1 million; and (iii) an increase in non-deferrable commissions of $1.9 million. During the fourth quarter of 2000, the Company undertook an analysis of its reserving and other actuarial practices. As part of this review, the Company discovered that the method utilized to calculate deferred policy acquisition costs and policy liabilities on certain term policies was not correctly reflecting reinsurance ceded. As a result of correcting this methodology, deferred policy acquisition costs decreased approximately $6.5 million. The remaining increase in amortization compared to 1999 results from a decrease in amortization of approximately $2.0 million in 1999 at Southwestern Life as a result of unlocking assumptions during the third quarter of 1999. Amortization of present value of future profits in 2000 decreased $8.1 million compared to 1999. The amortization of present value of insurance in force decreased approximately $1.6 million during the second quarter of 2000 as a result of unlocking assumptions, including future lapsation, for certain interest-sensitive blocks of business at Security Life. In addition, the remaining balances of present value of insurance in force associated with the annuities reinsured to RGA were written off against deferred gain during the second quarter of 2000 and, consequently, required no further amortization. Non-deferrable commissions increased approximately $1.9 million due to the decision by management to accelerate payment of approximately $2.2 million of accumulation bonuses owed to agents. This was partially offset by a decrease to non-deferrable commissions at Security Life resulting from decreases in new and renewal premium and an adjustment of $700,000 based upon a re-evaluation of credit balances with terminated or inactive agents.

     Insurance related expenses decreased $945,000 or 3.2% to $28.7 million during 1999 compared with 1998. The small decrease in 1999 reflects reduced insurance related expenses at Security Life as a result of declining production of new business for several years and a diminished block of in force business as a result of policy surrenders.

     Other Operating Expenses. Other operating expenses (including general operating, overhead and policy maintenance) decreased $195,000 to $38.7 million in 2000 compared with 1999 and decreased $9.5 million to $38.9 million in 1999 compared with 1998. The liabilities held at Southwestern Life and Security Life for expected assessments to life and health guaranty associations of states in which the companies were licensed to do business were reduced by $3.4 million during 1999 as a result of completing these companies' evaluation of third party guaranty fund assessment data on a corporate-wide basis, including the impact of the disposition of the Businesses Sold. Expenses in 2000 also included $1.3 million of fees paid to plaintiffs' counsel in connection with the settlement of a lawsuit (see Item 3. Legal Proceedings). Without this 1999 reduction in guaranty fund liabilities and the fees paid in 2000 to settle litigation, operating expenses would have decreased $4.5 million in 2000 compared to 1999 reflecting the Company's efforts to reduce expenses. The decrease in 1999 compared to 1998 is attributable to ongoing reductions in costs associated with the restructuring of the Dallas operations, a reduction in expenses associated with year 2000 remediation efforts and systems conversions for Security Life. The decrease in 1999 compared to 1998 is also impacted by a charge of $2.3 million during 1998 for uncollectible agents' debit balances at Security Life as well as by the $3.4 million reduction in guarantee fund liabilities in 1999.

BUSINESSES SOLD

     Businesses Sold include the operations of the Payroll Sales Division (sold February 4, 2000) the Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), Professional (sold March 31, 1999), the United Life Assets (sold April 30, 1999) and Marketing One (sold November 30, 2000). The Payroll Sales Division included the operations of AA Life and OLIC. AA Life marketed and underwrote customized life insurance and annuity products to U.S. military personnel and federal employees through a general agency force. OLIC provided accident and health and life products utilizing a network of independent agents primarily in the southeastern United States through employer- sponsored payroll deduction programs. The Career Sales Division, which included the operations of Penn Life, marketed and underwrote accident and health products and, to a lesser extent, life products through a sales force exclusive to PennCorp throughout the United States and Canada. With the January 2, 1998, consummation of the acquisition of the SW Financial Controlling Interest, PennCorp integrated Union Bankers, Marquette and Constitution with the Career Sales Division. KIVEX was an internet service provider. Professional provided individual accident and health and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. United Life principally marketed fixed and variable annuities through financial institutions and independent general agents, primarily in the southern and western United States.

                         SELECTED FINANCIAL INFORMATION

                                                                               Year ended December 31,
                                                                     -------------------------------------------
                                                                         2000           1999            1998
                                                                     -------------  -------------  -------------
                                                                                    ($ in thousands)
Revenues:
   Policy revenues................................................   $       7,575  $     204,944  $     329,639
   Net investment income..........................................           2,910         92,597        184,283
   Other income...................................................           1,304         20,953         32,240
                                                                     -------------  -------------  -------------
                                                                            11,789        318,494        546,162
                                                                     -------------  -------------  -------------
Benefits and expenses:
   Total policyholder benefits....................................           5,341        164,182        326,096
   Insurance related expenses.....................................             978         59,468        128,845
   Other operating expenses.......................................           2,023         65,811        114,236
                                                                     -------------  -------------  -------------
                                                                             8,342        289,461        569,177
                                                                     -------------  -------------  -------------
     Pre-tax operating income (loss)..............................   $       3,447  $      29,033  $     (23,015)
                                                                     =============  =============  =============

     The significant decreases in revenues, benefits and expenses in 2000 compared to 1999 and 1998 are primarily attributable to the sale of Professional, the United Life Assets, the Career Sales Division, the Payroll Sales Division and Marketing One on March 31, 1999, April 30, 1999, July 30, 1999, February 4, 2000 and November 30, 2000, respectively.

CORPORATE ACTIVITIES

     Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs decreased $24.0 million in 2000 compared to 1999 and decreased $2.7 million in 1999 compared to 1998. The decrease is principally a result of principal repayments under PennCorp's bank credit facility. As a result of the sales of the Payroll Sales Division in 2000 and the Career Sales Division, KIVEX, the United Life Assets and Professional in 1999, PennCorp reduced its then outstanding bank credit facility by $367.0 million. PennCorp also repaid an additional $2.0 million of indebtedness as a result of liquidity at the parent company above the amount prescribed in the bank credit facility. In addition, at emergence from the Chapter 11 proceedings, the Company repaid the remaining amounts outstanding under PennCorp's bank credit facility and its senior subordinated notes aggregating $179.6 million with existing cash, borrowings of $81.0 million from the $95.0 million new bank credit facility (the "New Credit Facility") (see Note 8 of Notes to Consolidated Financial Statements), the $46.0 million capital contribution (net of related expenses) in connection with the recapitalization transaction and $55.0 million extraordinary dividends from Southwestern Life and Security Life. Since the consummation of the Recapitalization Plan, the Company has borrowed an additional $3.0 million, net of repayments, under the new credit facility. The decrease in 1999 was partially offset by the higher borrowing costs, additional costs associated with credit facility fees and costs incurred to amend the credit agreement as a direct result of PennCorp's deteriorating financial position. In addition, during 1999, PennCorp accelerated amortization of certain deferred loan costs in the amount of $2.1 million in accordance with Emerging Issue Task Force ("EITF") Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt- Arrangement," as a result of the amendment to the bank credit facility. EITF Issue No. 98-14 requires the unamortized deferred loan costs to be amortized in proportion to the impact of period changes in a credit facility as compared with its original terms.

     On September 8, 2000, the Company entered into an interest rate cap agreement with a bank to hedge a notional amount of $40.0 million of its outstanding floating rate notes for a term of 21 months effective December 12, 2000. Pursuant to the agreement, the Company will receive interest differential from the counter-party if the London Inter Bank Offering Rate ("LIBOR") exceeds 8.5%. At December 31, 2000, LIBOR was 6.6%.

     Net investment income and other income. Net investment income and other income were $1.6 million, $2.7 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decreasing trend is principally the result of reduced balances of cash and cash equivalents.

     Corporate Expenses. Corporate expenses and other costs were $29.0 million, $39.0 million and $41.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 compared to 1999 reflects the effect of management's efforts subsequent to the recapitalization to substantially reduce corporate overhead. The decrease was partially offset by a break fee of $6.0 million that was paid to Reassure America upon the termination of its contract to purchase Southwestern Life and Security Life and costs associated with the recapitalization of $5.4 million. Included in the 1999 results are non-recurring costs including additional amortization of costs in excess of net assets acquired associated with KB Management reflecting the decision to terminate KB Management and KB Investment as administrator and general partner respectively, of KB Fund, a previous affiliate, additional costs associated with efforts to develop recapitalization and restructuring alternatives, consulting and legal fees associated with the disposal of the Businesses Sold as well as other corporate matters.

     The decrease in 1999 compared to 1998 principally reflects the cost savings realized by the decision to close PennCorp's New York and Bethesda offices and eliminate personnel located in those offices. This is partially offset by additional amortization of costs in excess of net assets acquired of approximately $7.6 million in 1999 associated with KB Management. The accelerated amortization reflected PennCorp's Board of Directors' decision to terminate KB Fund, for which KB Management and KB Investment acted as administrator and general partner, respectively. PennCorp also incurred (i) additional costs associated with efforts to develop recapitalization and restructuring alternatives aggregating $2.2 million; (ii) additional consulting and legal fees of $1.8 million associated with negotiation and implementation of, and compliance with, the amended bank credit facility, pending class action securityholder litigation and the SEC investigation; (iii) additional deferred compensation of $3.2 million associated with the two year employment agreements of PennCorp's senior executives which were entered into in May 1998; and (iv) provisions of $2.3 million to settle shareholder and other litigation.

     Net Investment Gains (Losses). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. The Company realized capital gains (losses) of ($12.9 million), ($502,000) and $14.1 million during 2000, 1999 and 1998, respectively. During 2000, the Company liquidated invested assets to provide the cash required to consummate the RGA reinsurance transaction and recognized $5.3 million in pre-tax capital losses. During 2000, the Company also recognized a permanent impairment of $5.4 million on fixed maturity issues in default and a loss of $673,000 on an investment in a limited partnership. The Company also liquidated securities available for sale in order to meet cash flow demands associated with policyholder surrenders that in the aggregate exceeded policyholder deposits by $34.5 million, $191.7 million and $354.1 million during 2000, 1999 and 1998, respectively.

     Income Taxes (Benefits). For the years ended December 31, 2000, 1999 and 1998, the Company recognized income tax expense (benefits) of $924,000, $28.7 million and ($3.4 million), on pretax loss of $65.7 million, $172.0 million and $424.6 million, respectively. The decrease in tax for 2000 results principally from losses incurred by the life companies, which includes interest on PLAIC's surplus debentures. The unusual effective tax rates for these years are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with the sale of Businesses Sold and an increase in the tax valuation allowance. The valuation allowance associated with tax assets is continually monitored by the Company in light of the dramatic changes in the operating structure and financial results of the Company. As a result of analysis the Company increased the valuation allowances by $9.0 million, $38.9 million and $23.5 million during 2000, 1999 and 1998, respectively. In each of the periods, the valuation allowance was incurred as the result of the increased likelihood that certain net operating losses and capital loss carryforwards would not be utilized and the impact or potential impact of a "change in control" as defined by the Internal Revenue Code Section 382, which occurred in 2000. Change of control provisions of Section 382 limit the Company's ability to utilize certain tax benefits including net operating loss carryforwards in future periods.

     Extraordinary Items. Extraordinary items for 2000 reflect premiums of $1.1 million paid on the redemption of PennCorp's then-existing senior debt as required by the indenture for early payoff and $1.3 million of unamortized loan costs that were written off as all of PennCorp's senior debt and bank credit facility were repaid. For 1998 PennCorp realized an extraordinary charge of $1.7 million which represented the write-off of the deferred financing costs associated with the refinance of a SW Financial then-existing note that PennCorp assumed as a part of the acquisition of the SW Financial Controlling Interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

     By aggregating and monitoring the potential impact of market risk, the Company attempts to optimize its risk adjusted earnings. In addition, these risks are reviewed and managed individually by operating entity using analysis prepared by the Company's actuaries. The exposures of financial instruments to market risks, and the related risk management process, are most relevant to the life insurance and annuity product lines. These product lines require most of the invested assets to support annuity and investment oriented insurance products.

     The Company has material exposures to market risks including interest rate risk and default risk. Additional market exposures exist in the Company's other insurance products and in its debt structure. The primary sources of interest rate risk include (i) a sustained decrease in interest rates, and (ii) to a lesser extent, near term increases in interest rates. As of December 31, 2000, the Company is not utilizing derivatives in its asset liability matching process. Each of these market risks is discussed in detail below. All of the subsequent amounts and percentages exclude investments sold as of December 31, 2000, unless noted otherwise.

INTEREST RATE RISK

     Annuity and Investment Oriented Insurance Products. General account assets supporting annuity and investment oriented insurance products totaled $1,225.9 million or 71.9% and $1,726.8 million or 76.8% of total invested assets at December 31, 2000 and 1999, respectively. These insurance products include single premium and flexible premium fixed deferred annuities and interest-sensitive life, primarily universal life. Fixed maturity and equity securities are carried at fair value. Mortgage loans on real estate are recorded at cost, adjusted by provision for loan loss, if necessary. Policy loans are recorded at cost. Short-term investments, considered as cash equivalents, are recorded at amortized cost. Policy liabilities are generally carried at policyholder account values with an adjustment, when the policyholder account values are deemed inadequate. With respect to these products, the Company seeks to earn a stable and profitable spread between investment income and interest credited to policyholder account values. As of December 31, 2000 and 1999, the weighted average interest spread on interest-sensitive insurance liabilities was 1.70% and 1.85%, respectively. If the Company has adverse experience on investments that cannot be passed onto its customers, its spreads are reduced. Alternately, the Company may seek to maintain spreads which may result in non-competitive credited interest rates to customers. This strategy could result in adverse surrender experience and cause the Company to liquidate a portion of its portfolio to fund excess cash surrender benefits. As a result of flexibility in adjusting crediting rate levels and protection afforded by policy surrender charges, the Company does not view the near term risk to spreads over the next twelve months to be material.

     Fixed Deferred Annuities. Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA a 100% indemnity coinsurance agreement covering all of their respective deferred annuity business. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 3 of Notes to Consolidated Financial Statements). The Company continues to reinsure to RGA 100% of its deferred annuities sold since May 1, 2000. As of December 31, 2000, the Company had reinsured with RGA deferred annuities with an account value of $397.4 million. This transaction substantially reduces the company's exposure to movements in market interest rates because of the reduced portfolio of invested assets required to support those policies.

     Universal Life. Assets of $1,255.9 million and $1,234.1 million at December 31, 2000 and 1999, respectively, support the largest category of annuity and investment oriented insurance products, universal and other interest-sensitive life products. For these contracts, the Company has the right to adjust renewal-crediting rates subject to guaranteed minimums from 3.5% to 6.0%. Similar to annuities, universal life insurance policyholders have the right to surrender their contracts at account value less a surrender charge. Generally, the surrender charge protection ranges over a longer period of years than those applicable to annuity policies, and in some cases may be much larger in size relative to account values being surrendered. The Company limits interest rate risk by analyzing projected liability cash flows and structuring investment portfolios with similar cash flow characteristics.

     Other Annuities. Assets aggregating $117.1 million and $121.1 million as of December 31, 2000 and 1999, respectively, support immediate annuities, traditional fixed benefit annuities, group deferred annuities, deposit funds and supplementary contracts. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates, and imputed rates of interest are not adjustable by the Company. Accordingly, spreads will tend to fall below expectations if experience is adverse relative to the assumptions used to price these products at issue. The Company attempts to limit its exposure to these products by being conservative in pricing, thereby limiting sales and lessening the possibility of adverse experience. Many of these contracts are not surrenderable at the option of the policyholder.

     Other General Account Insurance Products. The Company had $374.5 million and $400.2 million of assets as of December 31, 2000 and 1999, respectively, supporting general account products, including traditional and term life insurance, accidental and health insurance, and long-term care insurance. For these products, the liability cash flows have actuarial uncertainty. However, their amounts and timing do not vary significantly with changes in interest rates.

     Decreasing Interest Rates. Under scenarios in which interest rates fall and remain at levels significantly lower than rates prevailing at December 31, 2000, minimum guarantees for annuity and universal life policies will cause the spread between the portfolio yield and the interest rate credited to policyholders to narrow. The earned rate on the annuity and universal life insurance portfolios averaged 7.19% as of December 31, 2000, providing some cushion for further decline in earned interest rates before there is insufficient margin to cover minimum guaranteed interest rates plus the required spread for profitability. The maturity structure and call provisions of the related investment portfolios also protect the imbedded interest rate cushion for a period of time. However, spreads are at risk if interest rates fall below current levels and remain lower for a sustained period of time. The Company believes that the portfolios supporting its annuity and investment oriented insurance products have a prudent degree of call protection.

     The Company held $605.5 million and $931.7 million of mortgage-backed bonds which represented 35.3% and 33.9% of total invested assets as of December 31, 2000 and 1999, respectively. The Company invests in mortgage- backed securities in order to enhance portfolio yields and maintain a reliable cash flow stream from the invested asset portfolio. The Company maintains sophisticated models to measure the effective duration and option-adjusted duration of the consolidated investment portfolio. These models are designed to allow accurate measurement of the convexity risks inherent in that percentage of the portfolio invested in mortgage-backed securities and other callable securities. Convexity is a measure of the responsiveness of the price of a security to changes in yields and is normally a positive attribute of a portfolio. The Company manages the portfolio convexity risk within the context of the overall asset and liability model and the quantification of disintermediation risk. Generally, disintermediation risk is a risk that net cash outflows may occur at a time when the sale of assets can only be accomplished at undesirable prices. Due to the combination of recent lower interest rates and increased efficiency by mortgage holders in exercising their prepayment options, the riskiness of these securities has increased without a compensating adjustment to risk premiums. Accordingly, the Company may consider reducing its exposure to the mortgage-backed bonds in future years, reducing its ability to enhance yield with these types of securities.

     Increasing Interest Rates. For both annuities and universal life insurance, an increase in interest rates in the near term poses risks of either deteriorating spreads or excess surrender activity. The portfolios supporting these products have fixed assets with maturities ranging from one to twenty years or more. Accordingly, the earned rate on each portfolio will not increase as fast as market yields increase. Prepayments on mortgage-backed bonds will likely slow as well, causing the earned rate to fall behind the market yield even further. If the Company sets its renewal crediting rates at the desired spread level, the difference between its renewal crediting rates and competitors' new money rates may be wide enough to cause increased surrender activity. Alternatively, if the Company sets its renewal crediting rates at the competitive level, its spread will narrow. The Company's actuaries evaluate these risks by simulating asset and liability cash flows for numerous interest rate scenarios. Nevertheless, the potential impact of a near term increase in interest rates may be adverse thereby exceeding corporate risk tolerance levels. The risk of increasing interest rates is reduced to the extent renewal premiums are collected on periodic premium paying products.

RISK MANAGEMENT

     The Company seeks to invest its available funds in a manner that will maximize its investment return and fund future obligations to policyholders, subject to appropriate risk considerations. The Company seeks to meet this objective through investments that (i) have similar characteristics to the liabilities they support; (ii) are diversified among industries, issuers and geographic locations; and (iii) make up a predominantly investment-grade fixed maturity securities portfolio. The Company's products incorporate surrender charges, or other features to encourage persistency. Approximately 75.4% of the total insurance liabilities at December 31, 2000, had surrender penalties or other restrictions and approximately 4.9% are not subject to surrender.

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

     Although the traditional insurance liabilities could be excluded from this analysis, they contain loan provisions which are interest-sensitive in nature. In addition, the risk of asset and liability mismatch in a decreasing interest rate environment can become significant. In order to capture these risks, the traditional insurance product liabilities were included.

     If Treasury yields were to decrease by 100 basis points from their December 31, 2000 levels, the fair value of these insurance businesses, as defined above, would be $14.7 million less than the fair value assuming no change from the December 31, 2000 levels. Management believes this level of market risk is comparable to that at December 31, 1999.

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

DEBT STRUCTURE

     Borrowed capital at December 31, 2000 includes outstanding principal of $80.0 million of a term note maturing September 2006 and $4.0 million of a revolving loan maturing June 2005 under a senior credit agreement. Interest expense on the bank credit facility, which contains floating rate debt, will fluctuate as prevailing interest rates change. At December 31, 2000, a relative 100 basis point increase in interest rates would increase interest expense on a pre-tax basis by approximately $800,000.

INVESTMENTS AND RISK OF DEFAULT

     The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risks, liquidity needs, asset liability matching, tax planning strategies and other economic factors. Those securities that the Company believes would be subject to sale prior to the specified maturity date are included in "securities available for sale," which amounted to $1,474.6 million and $2,363.7 million at December 31, 2000 and 1999, respectively. Of those securities available for sale 92.1% and 93.2% were rated BBB or above by Standard & Poor's at December 31, 2000 and 1999, respectively.

     During the years ended December 31, 2000 and 1999, Southwestern Life and Security Life sold $549.3 million and $337.5 million of fixed maturity and equity securities, and purchased $159.5 million and $461.3 million of fixed maturity and equity securities, respectively. Such sales and purchases were often effected to improve the quality of the investment portfolio or to avoid prepayment risks.

     Mortgage loans on real estate amounted to 0.6% and 0.7% of total invested assets as of December 31, 2000 and 1999, respectively. As of December 31, 2000, there were no non-performing loans.

     In assessing the risk that the rate of default losses may exceed pricing expectations, the Company considers the entire investment portfolio. The Company manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower quality, higher yielding investments, and diversifying exposures by issuer, industry and region. The Company remains exposed to cyclical economic downturns and other unforeseen events which may result in default rates significantly higher than historical averages.

Item 8.   Financial Statements and Supplementary Data

                                                                            Page

Management's Responsibility for Financial Statements......................... 49

Southwestern Life Holdings, Inc. and Subsidiaries............................ 50

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

     The Company's independent auditors are engaged to express an opinion on the financial statements, review the financial records and related data and test the internal control system over financial reporting.

     The Audit Committee of the Board of Directors, which is composed primarily of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The committee meets periodically with representatives of management, as well as the independent auditors, to review matters of a material nature related to financial reporting and the planning, results and recommendations of audits. The independent auditors have free access to the Audit Committee, without management present, to discuss any matter they believe should be brought to the attention of the committee. The committee is also responsible for making recommendations to the Board of Directors concerning the selection of the independent auditors.




Bernard Rapoport               David A. Commons
Chief Executive Officer        Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

     The Shareholders and Board of Directors of Southwestern Life Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Southwestern Life Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Life Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 7, the Company changed its method of recording claim reserves associated with disability income products of the Career Sales Division during the year ended December 31, 1998. The effect of the change in methodology is inseparable from the effect of the change in accounting estimates and is accordingly reflected in operations as a change in accounting estimate for the year ended December 31, 1998.





KPMG LLP
Dallas, Texas
April 8, 2001

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                         As of December 31,
                                                                                      ------------------------
ASSETS:                                                                                   2000         1999
                                                                                      ----------- ------------
Investments:
   Fixed maturities available for sale, at fair value (amortized cost $1,525,471 in
     2000 and $2,485,996 in 1999).....................................................$ 1,474,583 $  2,363,690
   Equity securities available for sale, at fair value (cost $621 in 2000 and
     $2,008 in 1999)..................................................................        420        2,008
   Mortgage loans on real estate, net of allowance of $--in 2000 and $682 in 1999.....      9,967       20,032
   Policy loans.......................................................................    147,373      197,287
   Other investments..................................................................     24,841       26,570
                                                                                      ----------- ------------
     Total investments ...............................................................  1,657,184    2,609,587
Cash and cash equivalents.............................................................     59,956      141,636
Accrued investment income.............................................................     23,494       37,922
Accounts and notes receivable, net of allowance of $2,514 in 2000 and $5,910 in 1999..        780       11,935
Present value of insurance in force...................................................     85,982      119,766
Deferred policy acquisition costs.....................................................     63,552      113,726
Costs in excess of net assets acquired................................................     76,336       79,725
Income taxes, primarily deferred......................................................     74,834      111,517
Due from reinsurers...................................................................    431,253       33,977
Other assets..........................................................................     49,406       28,357
                                                                                      ----------- ------------
     Total assets ................................................................... $ 2,522,777 $  3,288,148
                                                                                      =========== ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities and accruals.......................................................$ 2,190,890 $  2,756,957
Notes payable.........................................................................     84,000      279,646
Accrued expenses and other liabilities................................................     80,329       98,579
                                                                                      ----------- ------------
     Total liabilities................................................................  2,355,219    3,135,182
                                                                                      ----------- ------------

Shareholders' equity:
$3.375 Convertible Preferred Stock, $.01 par value, $50 redemption value; authorized
   issued and outstanding 2,300,000 in 1999...........................................         --      120,216
$3.50 Series II Convertible Preferred Stock, $.01 par value, $50 redemption value;
   authorized issued and outstanding 2,875,000 in 1999................................         --      151,736
Common stock, $.01 par value; authorized 15,000,000; issued and
   outstanding 9,059,000..............................................................         91           --
Common stock, $.01 par value; authorized 100,000,000; issued and
   outstanding 30,143,416 in 1999.....................................................         --          303
Additional paid-in capital............................................................    724,726      428,974
Accumulated other comprehensive income, net of income taxes...........................    (30,206)     (62,712)
Accumulated deficit...................................................................   (527,053)    (453,487)
Treasury shares (928,685 in 1999).....................................................         --      (30,829)
Notes receivable and other assets secured by common stock.............................         --       (1,235)
                                                                                      ----------- ------------
     Total shareholders' equity.......................................................    167,558      152,966
                                                                                      ----------- ------------
     Total liabilities and shareholders' equity ......................................$ 2,522,777 $  3,288,148
                                                                                      =========== ============

           See accompanying Notes to Consolidated Financial Statements

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)

                                                                             For the years ended December 31,
                                                                         ---------------------------------------
                                                                            2000           1999          1998
                                                                         -----------   -----------   -----------
REVENUES:
   Premiums............................................................  $    19,666   $   197,452   $   321,221
   Interest-sensitive policy product charges...........................      104,149       141,556       137,937
   Net investment income...............................................      139,257       257,600       369,052
   Other income........................................................        9,545        33,932        37,717
   Net gains (losses) from the sale of investments.....................      (12,922)         (502)       14,068
   Net gains (losses) from sales of subsidiaries (including foreign
     currency translation losses of $24,978 realized in 1999 on sale)..       (8,397)        6,602            --
                                                                         -----------   -----------   -----------
       Total revenues..................................................      251,298       636,640       879,995
                                                                         -----------   -----------   -----------
BENEFITS AND EXPENSES:
   Policy benefits.....................................................      198,186       377,587       541,762
   Amortization of present value of insurance in force and deferred
     policy acquisition costs..........................................       31,288        67,137       115,107
   Amortization of costs in excess of net assets acquired and
     other intangibles.................................................        3,389        13,316        15,121
   Underwriting and other administrative expenses......................       67,234       151,380       231,836
   Interest and amortization of deferred debt issuance costs...........       16,209        40,222        42,960
   Restructuring charge................................................          735         4,993        14,877
   Impairment of intangibles...........................................           --        95,522            --
   Impairment provision associated with assets of Businesses Held for Sale        --        58,486       342,960
                                                                         -----------   -----------   -----------
       Total benefits and expenses.....................................      317,041       808,643     1,304,623
                                                                         -----------   -----------   -----------
Loss before income taxes (benefits) and extraordinary charge...........      (65,743)     (172,003)     (424,628)
     Income taxes (benefits)...........................................          924        28,709        (3,369)
                                                                         -----------   -----------   -----------
Loss before extraordinary charge.......................................      (66,667)     (200,712)     (421,259)
     Extraordinary charge (net of income taxes of $--, $--and $900).....      (2,443)           --        (1,671)
                                                                         -----------   -----------   -----------
Net loss  ............................................................   $   (69,110)  $  (200,712)  $  (422,930)
                                                                         ===========   ===========   ===========
PER SHARE INFORMATION(1):
Basic:
   Net loss before extraordinary charge................................  $     (7.36)  $    (22.16)  $    (46.50)
     Extraordinary charge, net of income taxes.........................        (0.27)           --         (0.19)
                                                                         -----------   -----------   -----------
   Net loss ...........................................................  $     (7.63)  $    (22.16)  $    (46.69)
                                                                         ===========   ===========   ===========
Common shares used in computing basic loss per share...................        9,059         9,059         9,059
                                                                         ===========   ===========   ===========
Diluted:
   Net loss before extraordinary charge................................  $     (7.36)  $    (22.16)  $    (46.50)
     Extraordinary charge, net of income taxes.........................        (0.27)           --         (0.19)
                                                                         -----------   -----------   -----------
   Net loss ..........................................................   $     (7.63)  $    (22.16)  $    (46.69)
                                                                         ===========   ===========   ===========
Common shares used in computing diluted loss per share.................        9,059         9,059         9,059
                                                                         ===========   ===========   ===========
--------------------
(1)Restated to reflect outstanding common shares as a result of recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of 1998.

COMPREHENSIVE LOSS INFORMATION:
   Net loss ...........................................................  $   (69,110)  $  (200,712)  $  (422,930)
                                                                         -----------   -----------   -----------
   Other comprehensive income (loss), before tax:
   Unrealized foreign currency translation loss:
     Change in unrealized foreign currency translation loss during the year       --         1,713        (6,089)
     Reclassification adjustment resulting from sale of subsidiaries...           --        24,978            --
   Unrealized losses on securities:
     Unrealized holding gains (losses) during the period...............       21,281      (167,940)          784
     Reclassification adjustment for (gains) losses included in net loss      13,522          (418)      (14,552)
     Reclassification adjustment resulting from sale of subsidiaries...       15,206            55            --
                                                                         -----------   -----------   -----------
                                                                              50,009      (141,612)      (19,857)
   Income tax (expense) benefit related to items of other
     comprehensive income (loss).......................................      (17,503)       58,905         4,818
                                                                         -----------   -----------   -----------
   Other comprehensive income (loss), net of tax.......................       32,506       (82,707)      (15,039)
                                                                         -----------   -----------   -----------
       Comprehensive loss..............................................  $   (36,604)  $  (283,419)  $  (437,969)
                                                                         ===========   ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                              For the years ended December 31,
                                                                         ---------------------------------------
                                                                            2000           1999          1998
                                                                         -----------   -----------   -----------
Convertible preferred stock:
   Balance at beginning of year........................................  $   271,952   $   254,127   $   249,670
   Accrual of dividends in arrears.....................................        4,456        17,825         4,457
   Exchanged for SWL Holdings common stock.............................     (276,408)           --            --
                                                                         -----------   -----------   -----------
       Balance at end of year..........................................           --       271,952       254,127
                                                                         -----------   -----------   -----------

Common stock:
   Balance at beginning of year........................................          303           301           289
   Issuance of common stock of PennCorp................................           --             2            10
   Exercise of stock options issued by PennCorp........................           --            --             2
   Cancellation of PennCorp common stock as a result of
     recapitalization..................................................         (303)           --            --
   Issuance of SWL Holdings common stock as a result of
     recapitalization..................................................           91            --            --
                                                                         -----------   -----------   -----------
       Balance at end of year..........................................           91           303           301
                                                                         -----------   -----------   -----------

Additional paid-in capital:
   Balance at beginning of year........................................      428,974       430,321       397,590
   Issuance of common stock of PennCorp................................           --           100        30,717
   Exercise of stock options issued by PennCorp........................           --            --         2,014
   Reissuance of treasury stock of PennCorp............................           --        (1,447)           --
   Cancellation of PennCorp common stock...............................      (31,457)           --            --
   Cash received on issuance of SWL Holdings common stock..............       46,004            --            --
   Issuance of SWL Holdings common stock as a result of
     recapitalization..................................................      280,704            --            --
   Issuance of SWL Holdings stock options..............................          501            --            --
                                                                         -----------   -----------   -----------
       Balance at end of year..........................................      724,726       428,974       430,321
                                                                         -----------   -----------   -----------

Accumulated other comprehensive income: Unrealized foreign
     currency translation losses:
     Balance at beginning of year......................................           --       (26,691)      (20,602)
     Change in unrealized foreign currency translation gains (losses)
       during the year, net of income taxes............................           --         1,713        (6,089)
     Decrease in unrealized foreign currency translation loss resulting
       from sale of subsidiary.........................................           --        24,978            --
                                                                         -----------   -----------   -----------
         Balance at end of year........................................           --            --       (26,691)
                                                                         -----------   -----------   -----------
   Unrealized gains on securities available for sale:
     Balance at beginning of year......................................      (62,712)       46,686        55,636
                                                                         -----------   -----------   -----------
     Unrealized holding gains (losses) during the period...............       21,281      (167,940)          784
     Reclassification adjustments for (gains) losses included in
       net loss........................................................       13,522          (418)      (14,552)
     Reclassification resulting from sale of subsidiaries..............       15,206            55            --
                                                                         -----------   -----------   -----------
                                                                              50,009      (168,303)      (13,768)
     Income taxes......................................................      (17,503)       58,905         4,818
                                                                         -----------   -----------   -----------
       Net change in unrealized gains (losses).........................       32,506      (109,398)       (8,950)
                                                                         -----------   -----------   -----------
         Balance at end of year........................................      (30,206)      (62,712)       46,686
                                                                         -----------   -----------   -----------
         Total other comprehensive income (loss).......................      (30,206)      (62,712)       19,995
                                                                         -----------   -----------   -----------

                            (Continued on Next Page)

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                 (In thousands)

                                                                              For the years ended December 31,
                                                                         ---------------------------------------
                                                                            2000           1999          1998
                                                                         -----------   -----------   -----------
Retained earnings (deficit):
   Balance at beginning of year........................................     (453,487)     (234,921)      211,055
   Net loss............................................................      (69,110)     (200,712)     (422,930)
   Dividends on common stock of PennCorp...............................           --            --        (2,860)
   Dividends on preferred stock of PennCorp............................       (4,456)      (17,825)      (18,273)
   Redemption of Series C preferred stock of PennCorp..................           --            --        (1,913)
   Earned portion of treasury stock awarded to employees...............           --           (29)           --
                                                                         -----------   -----------   -----------
         Balance at end of year........................................     (527,053)     (453,487)     (234,921)
                                                                         -----------   -----------   -----------

Treasury shares:
   Balance at beginning of year........................................      (30,829)      (32,391)      (32,130)
   Purchases of treasury stock of PennCorp.............................           --            --          (261)
   Reissuance of treasury stock of PennCorp............................           --         1,562            --
   Cancellation of treasury stock of PennCorp as a result of
     recapitalization..................................................       30,829            --            --
                                                                         -----------   -----------   -----------
         Balance at end of year........................................           --       (30,829)      (32,391)
                                                                         -----------   -----------   -----------

Notes receivable and other assets secured by common stock:.............           --        (1,235)       (1,491)
                                                                         -----------   -----------   -----------
       Total shareholders' equity......................................  $   167,558   $   152,966   $   435,941
                                                                         ===========   ===========   ===========

           See accompanying Notes to Consolidated Financial Statements

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 For the years ended December 31,
                                                                                 ---------------------------------
                                                                                   2000        1999        1998
                                                                                 --------    --------    ---------
Cash flows from operating activities:
   Loss before extraordinary charge..........................................    $(66,667)  $(200,712)   $(421,259)
   Adjustments to reconcile loss before extraordinary charge to net cash provided by operating activities:
       Impairment provision associated with assets of Businesses Held for Sale         --      58,486      342,960
       Impairment of intangibles..............................................         --      95,522           --
       Net loss (gain) from sales of subsidiaries.............................      8,397      (6,602)          --
       Capitalization of deferred policy acquisition costs....................    (17,066)    (72,620)    (126,253)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net......     30,382      73,753      120,971
       Increase (decrease) in policy liabilities and accruals and other
         policyholder funds...................................................    (22,594)     15,984       57,730
       Deferred income taxes (benefit)........................................    (12,916)     29,868        7,884
       Other, net.............................................................     41,515      26,977       10,757
                                                                                 --------    --------    ---------
         Net cash provided (used) by operating activities.....................    (38,949)     20,656       (7,210)
                                                                                 --------    --------    ---------
Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and short-term
     investments of $39,186 and $138,902 of subsidiaries sold in 2000 and 1999     64,140     138,718           --
   Cash and short-term investments acquired in acquisition of businesses,
     net of cash expended of $82,771 in 1998..................................         --          --       91,492
   Purchases of fixed maturity securities available for sale..................   (160,761)   (814,215)  (1,049,341)
   Purchases of equity securities available for sale..........................       (671)         --       (5,391)
   Maturities of fixed maturity securities available for sale.................    107,829     354,346      304,122
   Sales of fixed maturity securities available for sale......................    559,051     603,496      987,788
   Sales of equity securities available for sale..............................        393          21       32,062
   Acquisitions and originations of mortgage loans............................         --      (1,082)     (36,965)
   Sales of mortgage loans....................................................      6,093      15,129       20,867
   Principal collected on mortgage loans......................................      4,811      34,069       50,794
   Other, net.................................................................     (1,892)     28,956       21,203
                                                                                 --------    --------    ---------
         Net cash provided by investing activities............................    578,993     359,438      416,631
                                                                                 --------    --------    ---------
Cash flows from financing activities:
   Additional borrowings......................................................     89,000          --      203,000
   Issuance of common stock...................................................     46,004          --            3
   Reduction of notes payable.................................................   (285,792)   (271,277)    (126,839)
   Receipts from interest-sensitive products credited to policyholders'
     account balances.........................................................    116,690     181,322      251,627
   Return of policyholders' account balances on interest-sensitive products...   (151,176)   (372,977)    (605,757)
   Cash transferred to reinsurer..............................................   (433,037)         --           --
   Dividends..................................................................         --          --      (13,372)
   Other, net.................................................................     (3,413)        216       (2,838)
                                                                                 --------    --------    ---------
         Net cash used by financing activities................................   (621,724)   (462,716)    (294,176)
                                                                                 --------    --------    ---------
         Net increase (decrease) in cash......................................    (81,680)    (82,622)     115,245
Cash and cash equivalents at beginning of year (including $131,531 of cash and
   cash equivalents classified as Businesses Held for Sale in 1999)...........    141,636     224,258      109,013
                                                                                 --------    --------    ---------
Cash and cash equivalents at end of year (including $131,531 of cash and
   cash equivalents classified as assets of Businesses Held for Sale in 1998).   $ 59,956    $141,636    $ 224,258
                                                                                 ========    ========    =========
Supplemental disclosures:
   Income taxes paid (refunded)...............................................   $  3,198    $ (5,780)   $   5,814
   Interest paid..............................................................     16,748      38,014       38,017
Non-cash financing activities:
   Stock received in consideration for notes receivable.......................        959          --           --
   Cancellation of preferred stock and related dividends in exchange
     for common stock.........................................................    279,746          --           --
   Cancellation of common stock and treasury shares...........................        931          --           --
   Issuance of stock grants...................................................      1,050          --           --
   Stock options issued to consultants and former president of the company....        501          --           --
   Redemption of Series C Preferred Stock.....................................         --          --       22,227
   Debt assumed with acquisition..............................................         --          --      115,015
   Issuance of common stock associated with the acquisition of the Fickes
     and Stone Knightsbridge Interests........................................         --          --        8,500
   Accrued and unpaid preferred stock dividends...............................         --      17,825        4,457
   Reissuance of treasury stock...............................................         --       1,562           --
   Other .....................................................................         --          --          261

           See accompanying Notes to Consolidated Financial Statements

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     Southwestern Life Holdings, Inc. ("SWL Holdings" or the "Company"), formerly known as PennCorp Financial Group, Inc. ("PennCorp"), is an insurance holding company. The name of the Company was changed effective June 13, 2000, the date the recapitalization transactions (see Note 3) were consummated.

     As further discussed in Note 3, on February 7, 2000, PennCorp filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code ("Bankruptcy Code"). On June 13, 2000, PennCorp consummated a Recapitalization Plan and emerged from the Chapter 11 proceedings as SWL Holdings. The Company owns 100% of SWFC Nevada, Inc. ("SWFC") formerly known as Southwestern Financial Corporation ("SW Financial"). Through SWFC's wholly-owned life insurance subsidiary, Pacific Life and Accident Insurance Company ("PLAIC"), and its wholly-owned life insurance subsidiary, Southwestern Life Insurance Company ("Southwestern Life"), the Company offers a broad range of life, annuity and accident and health insurance products through both independent and exclusive agents. Additionally, the Company owns KB Management, LLC ("KB Management") which provides management and advisory services to the Company and its insurance subsidiaries and Southwestern Financial Services Corporation ("SFSC") which has a services agreement with the life insurance affiliates to provide personnel, data processing and other operational services at cost. As part of a subsidiary realignment, Security Life and Trust Insurance Company ("Security Life"), formerly a wholly-owned life insurance company, was merged into Southwestern Life effective June 30, 2000.

     Previously,   PennCorp  also  owned  Pennsylvania  Life  Insurance  Company
("PLIC") and its wholly-owned subsidiary, PennCorp Life Insurance Company (collectively referred to as "Penn Life", sold July 30, 1999); Peninsular Life Insurance Company ("Peninsular", sold July 30, 1999; Professional Insurance Company ("Professional", sold March 31, 1999); Pioneer Security Life Insurance Company ("Pioneer Security"); and its wholly-owned subsidiaries American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries are collectively referred to as "AA Life", sold February 4, 2000); Constitution Life Insurance Company ("Constitution", sold July 30, 1999); Union Bankers Insurance Company ("Union Bankers", sold July 30, 1999); Marquette National Life Insurance Company ("Marquette", sold July 30, 1999); Occidental Life Insurance Company ("OLIC", sold February 4, 2000); United Life and Annuity Insurance Company ("United Life", sold April 30, 1999); UC Mortgage Corp. ("UC", sold April 30, 1999); Cyberlink Development, Inc. ("Cyberlink", sold April 30, 1999); KIVEX, Inc. ("KIVEX", sold June 30, 1000), an internet service provider; and Marketing One, Inc. ("Marketing One", sold November 30, 3000), a wholly-owned third party marketing organization.

     Operating results of all subsidiaries sold have been reported herein as "Businesses Held for Sale" or "Businesses Sold." United Life, UC, Cyberlink and certain assets of Marketing One collectively are referred to herein as "United Life Assets." Penn Life, Peninsular, Constitution, Union Bankers and Marquette collectively are referred to herein as "Career Sales Division." AA Life and Occidental collectively are referred to herein as "Payroll Sales Division."

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles are established primarily by the Financial Accounting Standards Board ("FASB") and the American Institute of Certified Public Accountants ("AICPA"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, policy liabilities and accruals, present value of insurance in force, costs in excess of net assets acquired, the fair value of assets and liabilities classified as held for sale and deferred taxes. In addition, the Company must determine the requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. As additional information becomes available, or actual amounts are determinable, the recorded estimates may be revised and reflected in operating results.

Although some variability is inherent in these estimates, management believes the amounts provided are adequate. In all instances, actual results could differ from estimates.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

     Fixed maturities and equity securities classified as available for sale are recorded at fair value, as they may be sold in response to changes in interest rates, prepayment risk, liquidity needs, the need or desire to increase income, capital or other economic factors. Fair values are determined based on quoted market prices, where available. For fixed maturities and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services or are estimated based on expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Changes in unrealized gains and losses related to securities available for sale are recorded as accumulated other comprehensive income, a separate component of shareholders' equity, net of applicable income taxes and amount attributable to deferred policy acquisition costs and present value of insurance in force related to universal life and annuity products. Mortgage-backed fixed maturity securities held for investment or available for sale are amortized using the interest method including anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from original assumptions are reflected in the period of such change. Mortgage loans on real estate are recorded at cost, adjusted for amortization of premium or discount and provision for loan loss, if necessary. Policy loans and short-term investments are recorded at cost. Other invested assets include investments in limited partnerships stated at cost and adjusted for contributions, distributions and undistributed income and other miscellaneous investments carried at cost.

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

Accounts and Notes Receivable

     Accounts and notes receivable consist primarily of agents' balances and premiums receivable from agents and policyholders. Agents' balances are partially secured by commissions due to agents in the future and premiums receivable are secured by policy liabilities. An allowance for doubtful accounts is established, based upon specific identification and general provision, for amounts which the Company estimates will not ultimately be collected. During 2000, 1999 and 1998, the Company wrote off receivables totaling $3.3 million, $1.5 million and $2.0 million, respectively.

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

     During 1999 and 1998, the Company recognized an aggregate $58.5 million and $343.0 million, respectively, of non-cash charges related to the fair value of consideration to be received upon disposition of certain operating companies which are aggregated for purposes of presentation of the Company's financial information as "assets and liabilities of Businesses Held for Sale."

     In accordance with SFAS No. 121, the Company recorded the impairment provision in order to reflect the difference in the Company's accounting basis in the Businesses Held for Sale and the fair value of the consideration that the Company would likely receive for such businesses. The fair value of the consideration likely to be received was primarily based upon the terms of definitive sales agreements.

     The Company evaluated the recoverability of all intangible assets of the Payroll Sales Division based upon the sales proceeds received from the sale which was entered into on January 8, 2000 and consummated February 4, 2000 (see Notes 3 and 23). As a result, an impairment provision of $95.5 million was reflected in the Statement of Operations for the year ended December 31, 1999.

Deferred Policy Acquisition Costs

     Estimated costs of acquiring new business which vary with, and are primarily related to, the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such estimated costs include commissions, certain costs of policy issuance, underwriting, certain variable agency and marketing expenses and other costs directly associated with these functions to the extent such costs are determined to vary with and are primarily related to the production of new business. Costs deferred associated with accident and health and traditional life policies are amortized, with interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. For interest-sensitive products and limited pay life products, policy acquisition costs are amortized in relation to the emergence of anticipated gross profits over the life of the policies.

Present Value of Insurance In Force

     The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest based upon the policy liability or contract rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $97.4 million and $119.3 million as of December 31, 2000 and 1999, respectively.

Costs in Excess of Net Assets Acquired

     Costs in excess of the fair value of net assets acquired are primarily amortized on a straight-line basis ranging from 25 to 30 years. Accumulated amortization was $24.0 million and $32.9 million as of December 31, 2000 and 1999, respectively. In 1999, unamortized costs in excess of net assets acquired in the amount of $19.3 million was impaired due to the evaluation of recoverability of intangible assets of the Payroll Sales Division as a result of its sale on February 4, 2000 (see Notes 3 and 23). During 1999, costs in excess of net assets acquired of a non-insurance subsidiary in the amount of $7.6 million was written off as the result of the decision to cease operations. During 1998, unamortized costs in excess of net assets acquired in the amount of $22.8 million were transferred to assets of Businesses Held for Sale and $114.5 million was written off in connection with the impairment provision associated with assets of Businesses Held for Sale.

     For the year ended December 31, 1998, the Company made a valuation determination with respect to certain preacquisition contingencies. The Company reduced tax liabilities and associated costs in excess of net assets acquired associated with the SW Financial and United Life acquisitions by $6.4 million and $647,000, respectively, as a result of the Company resolving certain acquisition date contingencies.

Policy Liabilities

     Future policy benefits for traditional life insurance products generally have been computed on the net level premium method, based on estimated future investment yield, mortality, morbidity and withdrawals. Estimates used are based on experience adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. Future policy benefits for interest-sensitive products include the balance that accrues to the benefit of the policyholders and amounts that have been assessed to compensate the life insurance subsidiaries for services to be provided in the future.

     Policy and contract claims represent estimates of both reported claims and claims incurred but not reported based on experience. Prior to disposition, the Company had been closely monitoring the development of claims reserve experience for Penn Life. The methodology previously utilized had experienced, what appeared to be, a deterioration of the adequacy of claims reserves associated with disability income products sold prior to the Company's ownership. During 1998, the Company changed its methodology in recording these reserves. The effect of the change in methodology is inseparable from the effect of the change in accounting estimate and is accordingly reflected in operations as a change in accounting estimate for 1998.

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

Treasury Shares

     Shares purchased are recorded at cost as a reduction of shareholders' equity. Shares abandoned by the associated shareholders are recorded at no cost. The cost basis of shares reissued from treasury are determined on the basis of specific identification. During 2000, all treasury shares were cancelled as a result of the consummation of the recapitalization transaction (see Note 3).

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

     Revenues for interest-sensitive products such as universal life and annuity contracts represent charges assessed against the policyholders' account balance for the cost of insurance, surrenders and policy administration. Benefits charged to expenses include benefit claims incurred during the period in excess of policy account balances and interest credited to policy account balances.

Net Loss per Common Share

     Net loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) applicable to common shareholders by weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share represents the potential dilution that could occur if all convertible securities, warrants and stock options were exercised and converted into common stock, if the effect of doing so is dilutive. The diluted earnings per share calculation assumes that the proceeds received upon the conversion of all dilutive options and warrants are used to repurchase the Company's common shares at the average market price of such shares during the period.

     Loss per share for each of the three years ended December 31, 2000 is computed based on outstanding common shares of the recapitalized company as if the recapitalization occurred at the beginning of 1998. As a result, the computation of loss per share does not include the preferred stock dividend requirements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires increased disclosure of stock options and other stock based compensation. This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a new fair-value methodology, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Note 12 contains a summary of the pro forma effects to reported net loss and net loss per share for 2000, 1999 and 1998, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

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

Reinsurance

     The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. Balances due to, or from, reinsurers have been reflected as assets and liabilities rather than being netted against the related account balances. Realized gains on retroactive reinsurance arrangements are deferred and amortized into net income over the estimated duration of the reinsured business. Financial reinsurance contracts that do not transfer significant insurance risk are accounted for utilizing deposit accounting.

Accounting Pronouncements Not Yet Adopted

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. In June 2000, SFAS No. 138 was issued amending certain provisions of SFAS No. 133. The Company will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company evaluated SFAS No.133 and SFAS No. 138 and does not expect their adoption to have a material effect on the consolidated financial statements.

     In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". EITF 99-20 requires that holders of certain securitized financial assets evaluate whether current projected cash flows are different from the projected cash flows when the security was acquired. If the present value of the original projected cash flows exceeds the present value of the current estimated cash flows, the security would be considered impaired to the extent amortized cost exceeded its fair market value. The difference would be recorded as a realized investment loss. EITF 99- 20 is effective for fiscal quarters beginning after March 15, 2001. The Company is currently evaluating the impact of EITF 99-20 on the consolidated financial statements.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) RECAPITALIZATION, DISPOSITIONS, ACQUISITIONS AND OTHER EVENTS

Recapitalization and Petition for Relief under Chapter 11

     On January 10, 2000, PennCorp announced that it had agreed to sell Southwestern Life and Security Life to Reassure America Life Insurance Company ("Reassure America") for $260.0 million subject to certain adjustments, and would accomplish such transaction through the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

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

     On February 28, 2000, the Bankruptcy Court issued an order scheduling a hearing to consider approval of the sale agreement with Reassuare America, subject to higher or better offers, and establishing the procedures for the submission of competing offers ("Sales Procedure Order").

     On March 15, 2000, PennCorp received a competing bid in the form of a recapitalization plan submitted by Inverness/Phoenix Capital LLC ("Inverness") and Vicuna Advisors, LLC ("Vicuna") on behalf of the unofficial ad hoc committee of preferred stockholders, and Mr. Bernard Rapoport ("Rapoport") and Mr. John Sharpe ("Sharpe") (the "Recapitalization Plan"). On March 23, 2000, PennCorp's Board of Directors selected the Recapitalization Plan as the final accepted offer pursuant to the bidding procedures approved as part of the Sales Procedure Order. On March 24, 2000, the Bankruptcy Court approved the Board of Directors' selection of the Recapitalization Plan. On April 14, 2000, the Texas Department of Insurance issued its order approving the Form A acquisition statement submitted by Rapoport and Inverness pursuant to the Recapitalization Plan. On June 5, 2000, the Bankruptcy Court confirmed the Recapitalization Plan.

     On June 13, 2000, the Company consummated the Recapitalization Plan and emerged from the Chapter 11 proceedings as SWL Holdings. Pursuant to the Recapitalization Plan, the Company issued 5,175,000 shares of common stock in exchange for all of the outstanding preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a rights offering underwritten by Inverness and Vicuna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at a price of $12.50 per share and the Company received $46.0 million in cash (net of related expenses of $1.5 million). Additionally, the Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of consulting services rendered in connection with the recapitalization transaction. All shares of PennCorp's former common stock were canceled for no value. Shares of SWL Holdings are listed on the Nasdaq National Market under the symbol "SWLH" and started trading on September 28, 2000. In addition, the Company consummated a new $95.0 million credit facility and borrowed $81.0 million under it at closing. According to the Recapitalization Plan, the Company received $49.1 million from PLAIC as principal and interest payments on an existing surplus debenture and $5.9 million as dividends. The $55.0 million was made available to PLAIC from Southwestern Life and Security Life as an extraordinary dividend. The Company used these proceeds to repay the principal balances of PennCorp's senior and subordinated debt aggregating $179.6 million (see Note 8) and to pay a break fee $6.0 million to Reassure America upon the termination of its contract to purchase Southwestern Life and Security Life. Any and all other claims and liabilities of PennCorp were paid or accrued in accordance with their terms. The Company has established an additional tax valuation allowance on certain net operating loss carryforwards, which may not be recoverable as a result of the recapitalization and other factors.

Disposition of Businesses and Other Events

     On March 31, 1999, PennCorp consummated the sale of Professional to GE Financial Assurance Holdings, Inc. ("GE Financial"). The operating results of Professional are included in the consolidated operating results through March 31, 1999. On September 15, 1999, as a result of certain settlement and consideration adjustment provisions included in the purchase and sale agreement PennCorp reduced the consideration received by $1.2 million. PennCorp realized a gain from the sale totaling $1.1 million. As a result of the sale, unrealized gains on securities available for sale decreased by $488,000.

     On April 30, 1999, PennCorp consummated the sale of United Life Assets to ING America Insurance Holdings, Inc. ("ING"). The operating results of United Life Assets are included in the consolidated operating results through April 30, 1999. PennCorp realized a loss from the sale totaling $3.9 million. As a result of the sale, unrealized gains on securities held for sale decreased by $1.7 million. The purchase and sale agreement includes certain settlement and consideration adjustment provisions relating to certain mortgages retained by PennCorp and federal income tax calculations (see Note 19). In addition, the Company settled with ING a dispute over certain federal income tax calculations under the provisions of the United Life Assets purchase and sale agreement relating to the differential in tax amounts between closing and the final return. The Company paid $721,000 with respect to the settlement.

     On June 30, 1999, PennCorp completed the sale of KIVEX to Allegiance Telecom, Inc. The operating results of KIVEX are included in the consolidated operating results through June 30, 1999. PennCorp recorded a gain of $30.9 million on the sale.

     On July 30, 1999, PennCorp consummated the sale of the Career Sales Division to Universal American Financial Corp. ("Universal American"). During 1999 and prior to the consummation of the sale, PennCorp incurred an additional impairment provision of $58.5 million related to the Career Sales Division. This resulted from the decrease in the nominal purchase consideration of $38.0 million partially offset by an estimated discount to the stated value of the note to be received. In addition, impairment provision included the impact of the true-up of statutory capital and surplus of the Career Sales Division companies to levels specified in the sale agreement which aggregated approximately $24.2 million. Other factors modestly impacting the impairment provision included additional transaction costs, changes in unrealized gains and losses of securities, foreign currency translation and net income not considered in the determination of sale consideration. The operating results of the Career Sales Division are included in the consolidated operating results through July 30, 1999. On December 29, 1999, as a result of certain settlement and consideration adjustment provisions, included in the purchase and sale agreement PennCorp reduced the consideration received by $2.6 million. PennCorp realized a foreign currency transaction loss on the sale of the Career Sales Division totaling $25.0 million, which represented previously unrealized translation losses on PennCorp's Canadian insurance operations, partially offset by a gain of $3.5 million on the disposition resulting in a net loss of $21.5 million. In addition, as a result of the sale, unrealized gains on securities available for sale and unrealized foreign currency translation losses decreased by $2.3 million and $25.0 million, respectively.

     During 1999, PennCorp used $267.0 million of the net proceeds from these sales to pay down the outstanding balance under the then-existing bank credit facility. In addition, PennCorp repaid an additional $2.0 million of indebtedness during 1999 as a result of liquidity at the parent company above the amounts prescribed in the then-existing bank credit facility, as amended.

     On February 4, 2000, PennCorp consummated the sale of the Payroll Sales Division receiving total cash proceeds of $103.3 million. As a result of the sale, unrealized losses on securities available for sale decreased by $9.9 million. PennCorp recognized a loss of $8.4 million from the sale. PennCorp used $100.0 million of the proceeds to repay a then-existing bank credit facility.

     Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA Reinsurance Company ("RGA") a 100% indemnity coinsurance agreement relating to all of their respective deferred annuity business. Southwestern Life and Security Life transferred to RGA cash of $433.0 million, which is equal to the amount of the reinsured statutory policy liabilities net of a ceding allowance of $15.1 million. The Company recorded a deferred gain of $10.2 million, representing the difference between ceded policy liabilities calculated on a GAAP basis, net of deferred policy acquisition costs and present value of insurance in force associated with these policies, and the cash transferred net of the ceding allowance. The deferred gain is being recognized in other income over the life of the reinsured block of business. During the period from closing to December 31, 2000, the Company recognized $810,000 of the deferred gains. Southwestern Life and Security Life retained the administration for the ceded block of business and are reimbursed by RGA for administrative costs at the rate of $5.00 per annuity contract in force per month. (As a result of the merger of Security Life into Southwestern Life effective June 30, 2000, Southwestern Life succeeded to all of Security Life's rights and obligations under its agreement with RGA). The Company recognized $5.3 million in pre-tax capital losses from liquidating invested assets to provide the cash required to consummate the reinsurance transaction. In addition, the Company receives a monthly trail commission equal to one-twelfth of 0.32% of outstanding statutory reserves. The Company also established an additional tax valuation allowance for capital loss carryforwards associated with the sale of invested assets, which may not recoverable prior to their expiration dates.

     On November 30, 2000, the Company completed the sale of Marketing One and recognized a loss of $14,000. The operating results of Marketing One are included in the consolidated operating results through November 30, 2000.

Acquisitions of SW Financial Controlling Interest, Knightsbridge Interests

     On January 2, 1998, PennCorp acquired the remaining equity interests in SW Financial, which became a wholly-owned subsidiary. This was accomplished with the acquisition of the SW Financial Controlling Interest (the holdings of common stock and/or common stock warrants of SW Financial) from KB Investment Fund I, LP ("KB Fund") and Messrs. Steven W. Fickes and David J. Stone, former executive officers and directors of PennCorp for an aggregate purchase price of $73.7 million (not including acquisition expenses). The fair value of net assets acquired amounted to $45.5 million resulting in $28.1 million of costs in excess of net assets acquired which is amortized over 30 years. As part of the acquisition of the SW Financial Controlling Interest on January 2, 1998, SW Financial Subordinated Notes in the amount of $40.0 million previously purchased by PennCorp were reclassified to purchase consideration for SW Financial. The acquisition of the SW Financial Controlling Interest has been accounted for as a step purchase transaction in accordance with generally accepted accounting principles, and accordingly, fair values of assets and liabilities acquired have been determined as of January 2, 1998.

     On January 5, 1998, PennCorp consummated the acquisition of the interests of Messrs. Fickes and Stone in KB Management, KB Fund and KB Consultants LLC (formerly known as Knightsbridge Consultants LLC) (collectively, the "Fickes and Stone Knightsbridge Interests") for total consideration of $10.6 million (not including acquisition expenses). Under the transaction terms, Mr. Fickes was to receive consideration in the form of estimated annual interest payments, ranging from $301,000 to $330,000, on April 15 each year through 2001 and was to be issued 173,160 shares of the PennCorp's common stock on April 15, 2001. Prior to the recapitalization, PennCorp's Board of Directors approved a settlement with Mr. Fickes pursuant to which PennCorp paid him approximately

$700,000 to settle all outstanding claims including claims arising from this transaction. Mr. Stone was issued his 173,160 shares in July 1998 which he pledged to financial institutions in connection with his appeal of a judgment awarded against him and his spouse. These shares were later cancelled for no consideration pursuant to the Recapitalization Plan. The fair value of net assets acquired amounted to net liabilities of $1.7 million resulting in $12.3 million of costs in excess of net assets acquired which will be amortized over seven years. The acquisition of the Fickes and Stone Knightsbridge Interests has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, fair values of assets and liabilities acquired were recorded as of the acquisition date which became the new accounting basis.

(4) BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company has prepared the following selected financial information for the Company's Insurance Operations (PLAIC and Southwestern Life, including Security Life which was merged into Southwestern Life effective June 30, 2000), Businesses Sold (Payroll Sales Division, Career Sales Division, Professional, the United Life Assets, KIVEX and Marketing One) and corporate activities. As a result of the sale of Payroll Sales Division on February 4, 2000 and Marketing One on November 30, 2000, the operating results of these companies have been included in the Businesses Sold for all the periods presented.

     "Operating Income (Loss)," as used below, excludes the impact of (i) federal income tax expense (benefit) (ii) restructuring costs, (iii) gains or losses on the sale of investments and (iv) the impact of the disposition of Businesses Sold. The Company considers operating income (loss) to reflect "Core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting the Company's operations. This information is used by the Company's principal decision makers to evaluate its performance as it eliminates the impact of transactions that the Company considers to be unrelated to core operating results. Other companies that operate primarily in the life insurance industry may or may not use similar measures.

     The Company prepared such information as it believes that: (i) the disposition of the Businesses Sold and (ii) the restructuring costs are material enough to make historical comparative results not meaningful.

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                        2000           1999            1998
                                                                     -----------    -----------    -----------
                                                                                    (In thousands)
     Premiums and policy product charges:
         Insurance Operations.....................................   $   116,240    $   134,064    $   129,519
         Businesses Sold (United States)..........................         7,575        177,074        284,709
         Businesses Sold (Canada).................................            --         27,870         44,930
                                                                     -----------    -----------    -----------
                                                                     $   123,815    $   339,008    $   459,158
                                                                     ===========    ===========    ===========

     Net investment income:
         Insurance Operations.....................................   $   136,213    $   163,969    $   181,839
         Businesses Sold..........................................         2,910         92,597        184,283
                                                                     -----------    -----------    -----------
                                                                     $   139,123    $   256,566    $   366,122
                                                                     ===========    ===========    ===========

     Operating profit (loss):
         Insurance Operations.....................................   $    (3,549)   $    28,343    $    21,361
         Businesses Sold..........................................         3,447         29,033        (23,015)
                                                                     -----------    -----------    -----------
                                                                     $      (102)   $    57,376    $    (1,654)
                                                                     ===========    ===========    ===========

     Amortization of present value of insurance in force and
       deferred policy acquisition costs:
         Insurance Operations.....................................   $    30,310    $    27,100    $    23,783
         Businesses Sold..........................................           978         40,037         91,324
                                                                     -----------    -----------    -----------
                                                                     $    31,288    $    67,137    $   115,107
                                                                     ===========    ===========    ===========

                                                                         As of December 31,
                                                                        2000           1999
                                                                     -----------    -----------
                                                                           (In thousands)
     Total assets:
         Insurance Operations.....................................   $ 2,502,464    $ 2,675,304
         Businesses Sold (United States)..........................            --        598,647
                                                                     -----------    -----------
                                                                     $ 2,502,464    $ 3,273,951
                                                                     ===========    ===========

     Reconciliations of segment data to the Company's consolidated data are as follows:

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                        2000           1999            1998
                                                                     -----------    -----------    -----------
                                                                                    (In thousands)
     Total revenues:
         Segments--premiums and policy product charges.............  $   123,815    $   339,008    $   459,158
         Segments--net investment income...........................      139,123        256,566        366,122
         Corporate--net investment income..........................          134          1,034          2,930
         Other income..............................................        9,545         33,932         37,717
         Net gains (losses) from sale of investments...............      (12,922)          (502)        14,068
         Net gains (losses) from sales of subsidiaries (including
           realized losses on foreign currency of $24,978 in 1999).       (8,397)         6,602             --
                                                                     -----------    -----------    -----------
                                                                     $   251,298    $   636,640    $   879,995
                                                                     ===========    ===========    ===========

     Income (loss) before taxes, equity in earnings of unconsolidated affiliates and extraordinary charge:
         Segments.................................................   $      (102)   $    57,376    $    (1,654)
         Corporate net investment income and other income.........         1,595          2,751          4,727
         Corporate expenses.......................................       (28,973)       (39,007)       (40,972)
         Impairment of intangibles................................            --        (95,522)            --
         Impairment provision associated with
           assets of Businesses Sold..............................            --        (58,486)      (342,960)
         Interest and amortization of deferred debt
           issuance costs.........................................       (16,209)       (40,222)       (42,960)
         Net gains (losses) from sale of subsidiaries (including
           realized losses on foreign currency of $24,978 in 1999)        (8,397)         6,602             --
         Net gains (losses) on the sale of investments............       (12,922)          (502)        14,068
         Restructuring costs......................................          (735)        (4,993)       (14,877)
                                                                     -----------    -----------    -----------
                                                                     $   (65,743)   $  (172,003)   $  (424,628)
                                                                     ===========    ===========    ===========

                                                                         As of December 31,
                                                                        2000           1999
                                                                     -----------    -----------
                                                                           (In thousands)
     Total assets:
         Segments.................................................   $ 2,502,464    $ 3,273,951
         Corporate and other......................................        20,313         14,197
                                                                     -----------    -----------
                                                                     $ 2,522,777    $ 3,288,148
                                                                     ===========    ===========

(5) INVESTMENTS

     The amortized cost and fair value of investments in fixed maturities available for sale were as follows as of December 31:

                                                                                2000
                                                     ---------------------------------------------------------
                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized       Fair
                                                        Cost            Gains          Losses         Value
                                                     -----------     -----------    -----------    -----------
                                                                           (In thousands)
   Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $   611,135     $    12,437    $   (18,122)  $    605,450
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies.....      158,271           4,011         (7,779)       154,503
   Debt securities issued by foreign governments...       18,196             293           (193)        18,296
   Corporate securities............................      737,869           4,981        (46,516)       696,334
                                                     -----------     -----------    -----------    -----------
                                                     $ 1,525,471     $    21,722    $   (72,610)   $ 1,474,583
                                                     ===========     ===========    ===========    ===========

                                                                                1999
                                                     ---------------------------------------------------------
                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized       Fair
                                                        Cost            Gains          Losses         Value
                                                     -----------     -----------    -----------    -----------
                                                                           (In thousands)
   Mortgage-backed securities, principally
     obligations of U.S. Government agencies.......  $   972,425     $     5,922    $   (46,684)   $   931,663
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies.....      279,402           2,236        (22,130)       259,508
   Debt securities issued by foreign governments...       23,677             101         (1,260)        22,518
   Corporate securities............................    1,210,492           3,999        (64,490)     1,150,001
                                                     -----------     -----------    -----------    -----------
                                                     $ 2,485,996     $    12,258    $  (134,564)   $ 2,363,690
                                                     ===========     ===========    ===========    ===========

     The amortized cost and fair value of fixed maturities available for sale as of December 31, 2000, by contractual maturity, are shown below:

                                                                       Amortized        Fair
                                                                         Cost           Value
                                                                     -------------  -------------
                                                                            (In thousands)
           Due in one year or less ...............................   $      21,573  $      21,633
           Due after 1 through 5 years ...........................         204,712        204,527
           Due after 5 through 10 years ..........................         307,529        288,892
           Due after 10 years ....................................         380,522        354,081
           Mortgage-backed securities, principally
              obligations of U.S. Government agencies.............         611,135        605,450
                                                                     -------------  -------------
                                                                     $   1,525,471  $   1,474,583
                                                                     =============  =============

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Included in fixed maturities available for sale as of December 31, 2000 and 1999, are below investment-grade securities with an amortized cost of $126.4 million and $161.8 million and a fair value of $99.5 million and $139.5 million, respectively. Included in fixed maturities available for sale as of December 31, 2000, are unrated securities with an amortized cost of $21.9 million and a fair value of $17.5 million. Included in fixed maturities available for sale as of December 31, 1999 are unrated securities with an amortized cost of $33.0 million and a fair value of $21.1 million. Investments in a single entity, other than obligations of the U.S. government or agencies thereof, totaling in excess of

10% of the Company's equity at December 31, 2000 consisted of an investment in Episode IV Loan Trust with carrying value and fair value of $25.0 million.

     Included in fixed maturities are retained interests in securitized transactions known as Fund America 93-C Class B (Fund America) and Secured Investors Trust 93-1 Residual (SIST). At December 31, 2000 and 1999, these investments had a combined amortized cost of $15.5 million and $14.9 million, respectively and a fair value and carrying value of $16.0 million and $13.3 million respectively. The fair values were estimated by an independent investment advisor and are based on the future cash flows of the underlying collateral. A 100 basis point basis point rise in interest rates would decrease the estimated fair value by $3.4 million, while a 100 basis point decrease in interest rates would increase the estimated fair value by $4.5 million.

     As of December 31, 2000, net unrealized appreciation in equity securities available for sale consisted of gross unrealized gains of $157,000 and gross unrealized losses of $358,000. As of December 31, 1999, there was no unrealized appreciation or loss in equity securities available for sale.

     The Company's commercial mortgage portfolio had a net carrying value of $10.0 million and $20.0 million, respectively, and fair values of $10.0 million and $20.3 million, respectively, as of December 31, 2000 and 1999.

     As of December 31, 2000, commercial mortgage loan investments were concentrated in the following states:

                                                                           Percent of Total
                                                        Carrying Value      Carrying Value
                                                        --------------      --------------
                                                        (In thousands)
 Texas...............................................     $    3,206             32.2%
 Alabama.............................................          1,671             16.8
 Illinois............................................          1,627             16.3
 Kansas..............................................          1,611             16.1
 Louisiana...........................................            875              8.8
 North Carolina......................................            401              4.0
 All other (less than 4% individually)...............            576              5.8
                                                          ----------            -----
                                                          $    9,967            100.0%
                                                          ==========            =====

     Investments with a carrying value of $111.5 million and $216.6 million were on deposit with certain regulatory authorities as of December 31, 2000 and 1999, respectively. Amounts on deposit for 1999 were temporarily approximately $100.0 million higher as a result of a change in custodians.

     Realized and changes in unrealized gains and losses on investments were as follows for the years ended December 31:

                                                                             2000         1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
     Realized gains (losses) on dispositions of investments: Securities available for sale:
         Gross gains from sales........................................  $     4,664  $     6,853  $    20,509
         Gross losses from sales.......................................      (18,186)      (6,435)      (5,960)
         Net gains (losses) from redemptions...........................           --           --            3
                                                                         -----------  -----------  -----------
                                                                             (13,522)         418       14,552

       Mortgage loans..................................................          901           38       (6,545)
       Other investments...............................................         (301)        (958)       6,061
                                                                         -----------  -----------  -----------
           Net realized gains (losses)................................   $   (12,922) $      (502) $    14,068
                                                                         ===========  ===========  ===========

     Change in unrealized gains (losses):
       Securities available for sale...................................  $    56,011  $  (219,314) $  (27,038)
       Less effect on other balance sheet accounts:
         Value of business acquired, deferred acquisition costs and
           unearned revenue on interest-sensitive products.............      (21,208)      50,956       13,270
         Deferred income (taxes) benefits..............................      (17,503)      58,905        4,818
         Decrease in unrealized holding gains resulting from the sale
           of subsidiaries.............................................       15,206           55           --
                                                                         -----------  -----------  -----------
           Net change in unrealized gains (losses).....................  $    32,506  $  (109,398) $    (8,950)
                                                                         ===========  ===========  ===========

     Major categories of net investment income consisted of the following for the years ended December 31:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
     Fixed maturity securities.........................................  $   125,361  $   231,196  $   310,798
     Mortgage loans on real estate ....................................        1,596        9,610       27,773
     Policy loans .....................................................        9,288       13,996       16,235
     Cash and cash equivalents.........................................        5,765        7,548        9,016
     Other investments.................................................          382        2,422       13,553
                                                                         -----------  -----------  -----------
       Gross investment income ........................................      142,392      264,772      377,375
     Less: investment expenses.........................................        3,135        7,172        8,323
                                                                         -----------  -----------  -----------
       Net investment income ..........................................  $   139,257  $   257,600  $   369,052
                                                                         ===========  ===========  ===========

     The Company had non-income producing investments at December 31, 2000 with an amortized cost, fair value and carrying value as follows:

                                                                          Amortized       Fair      Carrying
                                                                            Cost          Value       Value
                                                                         -----------  -----------  -----------
                                                                                       (In thousands)
     Bonds.............................................................  $     6,339  $       697  $       697
     Common stock......................................................          621          420          420
     Other investments.................................................       16,625       17,297       17,297
                                                                         -----------  -----------  -----------
                                                                         $    23,585  $    18,414  $    18,414
                                                                         ===========  ===========  ===========

     As of December 31, 1999, Southwestern Life owned 66,555 shares of redeemable preferred stock of Portsmouth Financial Group, Inc. ("Portsmouth"), an affiliate. During the first quarter of 2000, Portsmouth was reorganized and merged into ROP Financial Group ("ROP"), and became a wholly-owned subsidiary of the Company. ROP has been included in the consolidated financial statements since March 31, 2000.

(6) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN FORCE

     Information relating to deferred policy acquisition costs is as follows for the years ended December 31:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
       Balance as of January 1.........................................  $   113,726  $   139,708  $   310,117
       Policy acquisition costs deferred:
         Commissions...................................................       12,498       50,878       84,102
         Underwriting and issue costs .................................        4,568       21,742       42,151
         Addition due to acquisition, including $171 of unrealized loss           --           --       30,606
                                                                         -----------  -----------  -----------
                                                                             130,792      212,328      466,976
       Policy acquisition costs amortized .............................      (15,065)     (42,567)     (76,952)
       Adjustment to correct for reinsurance on certain term policies..       (6,523)          --           --
       Unrealized investment (gain) loss adjustment ...................       (1,592)       5,348       (1,213)
       Transfer pursuant to reinsurance transaction....................       (3,513)         499           --
       Foreign currency translation adjustment ........................           --           --       (1,038)
       Reduction due to sale of blocks of business.....................           --           --       (4,129)
       Impairment for Businesses Held for Sale.........................           --           --     (191,595)
       Impairment related to recoverability analysis associated with
         subsequent sale of Payroll Sales Division.....................           --      (49,668)          --
       Amounts transferred to assets of Businesses Held for Sale.......           --           --      (52,341)
       Reduction due to sale of Payroll Sales Division in 2000
         and Career Sales Division in 1999.............................      (40,547)     (12,214)          --
                                                                         -----------  -----------  -----------
         Balance as of December 31....................................   $    63,552  $   113,726  $   139,708
                                                                         ===========  ===========  ===========

     During the fourth quarter of 2000, the Company undertook an analysis of its reserving and other actuarial practices. As part of this review, the Company discovered that the method utilized to calculate deferred policy acquisition costs and policy liabilities on certain term policies was not correctly reflecting reinsurance ceded. As a result of correcting this methodology, deferred policy acquisition costs decreased approximately $6.5 million.

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

     The methods used by the Company to value the life, annuity and accident and health products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future cash flows from the acquired business, the risks inherent in realizing those cash flows and the rate of return the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, and determining the value of the insurance asset by discounting the expected future cash flows by the discount rate the Company requires.

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

     Information related to the present value of insurance in force is as follows:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
     Balance as of January 1 ..........................................  $   119,766  $   170,729  $   263,889
     Addition due to acquisition, including $1,235 of unrealized loss..           --           --       58,564
     Accretion of interest ............................................        5,420       14,497        4,693
     Amortization .....................................................      (15,120)     (39,067)     (42,848)
     Transfer pursuant to reinsurance transactions.....................       (7,808)       5,144           --
     Impairment for Business Held for Sale.............................           --           --      (98,164)
     Impairment related to recoverability analysis associated with
       subsequent sale of Payroll Sales Division.......................           --      (67,617)          --
     Unrealized investment (gain) loss adjustment .....................      (16,276)      34,550       14,025
     Foreign currency translation adjustment ..........................           --           --         (333)
     Amounts transferred to assets of Businesses Held for Sale.........           --        1,530      (25,987)
     Reduction due to sale of block of business and other..............           --           --       (3,110)
                                                                         -----------  -----------  -----------
       Balance as of December 31 ......................................  $    85,982  $   119,766  $   170,729
                                                                         ===========  ===========  ===========


     Expected gross amortization of the present value of insurance in force, based upon current assumptions and accretion of interest at a policy liability or contract rate ranging from 3.5 to 14.5 percent, for the next five years is as follows:


                                                  Beginning       Gross          Accretion          Net
                                                   Balance     Amortization     of Interest    Amortization
                                                   -------     ------------     -----------    ------------
                                                                       (In thousands)
 2001..........................................   $  85,982      $  13,535      $   4,771       $  8,764
 2002..........................................      77,218         12,844          4,260          8,584
 2003..........................................      68,634         11,833          3,769          8,064
 2004..........................................      60,570         10,591          3,312          7,279
 2005..........................................      53,291          9,465          2,902          6,563

(7) FUTURE POLICY BENEFITS

     The liability for future policy benefits consists of reserves for life, annuity and accident and health products. For interest-sensitive life and annuity products, the liability for future policy benefits is equal to the accumulated fund value. Fund values are equal to the premium received and interest credited to the fund value less deductions for mortality costs and expense charges. Current declared interest rates credited range from 4.0 to 6.75 percent. Mortality costs and expense charges are established by the Company based upon its experience and cost structure and in accordance with policy terms.

     For traditional life products, the liability for future policy benefits is based primarily upon Commissioners' Standard Ordinary Tables with interest rates ranging from 2.5 to 6.0 percent. Accident and health products establish a liability for future policy benefits equal to the excess of the present value of future benefits to or on behalf of the policyholder over the future net premium discounted at interest rates ranging primarily from 4.5 to 8.0 percent. Traditional life products and accident and health products future policy benefits may also be determined using Company experience as to mortality, morbidity and lapses with a provision for adverse deviation. The Company may vary assumptions by year of policy issue.

     The Company is continually evaluating actuarial assumptions associated with interest-sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as lapse rates, investment earnings rates, mortality rates, and premium persistency. Policy reserves and account values associated with such contracts aggregated approximately $555.0 million and $527.1 million as of December 31, 2000 and 1999, respectively. Should lapse rates experienced on these policies be less than expected, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. For example, a decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $13.9 million. Management continues to assess the potential impact of future actions that might mitigate the financial impact of these trends. Examples include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management action, including potential sales disruption and the threat of litigation. During 1999, the Company modified certain assumptions associated with the blocks of business including lowering the aggregate expected lapse rate. In addition, the Company implemented a plan to continue charging certain non-guaranteed expense loads associated with certain interest-sensitive life insurance contracts. As a result of the actions, the Company increased the amount of reserves associated with these policies by approximately $6.2 million during the fourth quarter of 1999.

     During the fourth quarter of 2000, the Company undertook an analysis of its reserving and other actuarial practices. As part of this review, the Company discovered that the method utilized to calculate deferred policy acquisition costs and policy liabilities on certain term policies was not correctly reflecting reinsurance ceded. As a result of correcting this methodology, policy liabilities increased approximately $1.0 million.

     Total future policy benefits consist of the following as of December 31, 2000 and 1999:

                                                                                   2000           1999
                                                                                ----------     -----------
                                                                                       (In thousands)
         Future policy benefits on traditional products:
           Traditional life insurance contracts..............................   $  488,747     $   736,931
           Accident and health...............................................        3,952          13,629
           Unearned premiums.................................................           --           1,809
           Other policyholder funds..........................................      116,715          73,411
                                                                                ----------     -----------
                                                                                   609,414         825,780
         Interest-sensitive products:
           Universal life....................................................    1,141,490       1,353,224
           Annuities.........................................................      398,011         528,184
                                                                                ----------     -----------
                                                                                 1,539,501       1,881,408
         Policy and contract claims:
           Accident and health...............................................          363          13,231
           Life and other....................................................       41,612          36,538
                                                                                ----------     -----------
              Total future policy benefits...................................   $2,190,890     $ 2,756,957
                                                                                ==========     ===========

         The following table presents information on changes in the liability for health claims for the years ended December 31:

                                                                        2000         1999         1998
                                                                     -----------  -----------  -----------
                                                                                  (In thousands)
         Claim liability as of January 1..........................   $    13,909  $    14,463  $   125,005
           Less reinsurance recoverables..........................           678        1,390        5,848
                                                                     -----------  -----------  -----------
              Net balance as of January 1.........................        13,231       13,073      119,157
                                                                     -----------  -----------  -----------
         Addition due to acquisition..............................            --           --       26,229
                                                                     -----------  -----------  -----------

         Add claims incurred during the year related to:
           Current year...........................................           210        8,125      116,170
           Prior years............................................           (30)       1,217       31,545
                                                                     -----------  -----------  -----------
              Total claims incurred...............................           180        9,342      147,715
                                                                     -----------  -----------  -----------

         Less claims paid during the year related to:
           Current year...........................................            42        3,687       57,370
           Prior years............................................            66        5,497       65,736
                                                                     -----------  -----------  -----------
              Total claims paid...................................           108        9,184      123,106
                                                                     -----------  -----------  -----------

         Less reduction for liabilities of Business Held for Sale.        12,940           --      156,922
                                                                     -----------  -----------  -----------

         Net balance as of December 31............................           363       13,231       13,073
           Plus reinsurance recoverables..........................           884          678        1,390
                                                                     -----------  -----------  -----------
              Claim liability as of December 31..................    $     1,247  $    13,909  $    14,463
                                                                     ===========  ===========  ===========

     As a result of changes in estimates of insured events in prior years and changes in methodology (described below), the liability for health policy and contract claims decreased net of reinsurance by $30,000 in 2000, and increased by $1.2 million in 1999 and $31.5 million in 1998.

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

(8) NOTES PAYABLE

     On June 13, 2000, the Company established a $95.0 million, senior credit facility (the "New Credit Facility") consisting of a $80.0 million term loan and a $15.0 million revolving commitment. The Company used $81.0 million of the new credit facility along with the proceeds from the issuance of SWL Holdings common stock pursuant to the rights offering, Rapoport and Sharpe investments and the extraordinary dividends from its insurance subsidiaries to repay the principal balances of the PennCorp senior and subordinated debt and related interest.

     The outstanding principal amounts of the notes payable consist of the following as of December 31:

                                                                                      2000             1999
                                                                                   -----------     -----------
                                                                                          (In thousands)
     Term loan under the senior New Bank Credit Facility maturing 2006(a).......   $    80,000     $        --
     Senior revolving New Bank Credit Facility maturing 2005(b)..................        4,000              --
     Unsecured 9 1/4% Senior Subordinated Notes due 2003(c)......................           --         114,646
     PennCorp's bank credit facility maturing 2000(d)............................           --         165,000
                                                                                   -----------     -----------
                                                                                   $    84,000     $   279,646
                                                                                   ===========     ===========
--------------
(a)  Interest  costs on the term loan under the senior New Bank Credit  Facility maturing 2006 totaled $4.7 million from June 13, 2000, the closing date, to
     December 31, 2000. The effective rate for the term loan was 10.56%.
(b)  Interest costs on the revolving loan under senior New Bank Credit  Facility maturing  2005 totaled  $363,000  from June 13, 2000,  the closing date, to
     December 31, 2000. The effective rate for the term loan was 10.56%.
(c)  Interest  costs under the  unsecured 9 1/4% senior  subordinated  notes due
     2003 totaled $4.8 million,  $10.6  million and $10.6  million  during 2000,
     1999 and 1998, respectively.
(d)  Interest  costs  under the  PennCorp  bank  credit  facility  totaled  $4.5 million,  $25.5  million  and $30.7  million  during  2000,  1999 and 1998, respectively.

     The maturities of the term loan during each of the five year after December 31, 2000 are as follows: 2001, $8.6 million; 2002, $12.1 million; 2003, $12.3 million; 2004, $12.4 million and 2005, $12.5 million.

     The New Credit Facility imposes certain covenants on the Company, including covenants restricting the amount of additional indebtedness the Company may incur, limiting the Company's ability to engage in future acquisitions and certain other business transactions, and limiting the amount of dividends the Company may declare and pay, and requiring the Company to maintain specified financial ratios and meet specified financial tests. At December 31, 2000, the Company was in compliance with all applicable covenants.

     As a holding company, SWL Holdings is largely dependent upon dividends and surplus debenture payments from its insurance subsidiaries to make principal and interest payments under its New Credit Facility (see Note 13). At December 31, 2000, the amount available to be drawn under the New Credit Facility was $11.0 million. Management believes the Company will likely have sufficient financial flexibility and projected liquidity sources to meet its cash requirements.

     On September 8, 2000, the Company entered into an interest rate cap agreement with a bank to hedge a notional amount of $40.0 million of its outstanding floating rate notes for a term of 21 months effective December 12, 2000. Pursuant to the agreement, the Company will receive interest differential from the counter-party if the London Inter Bank Offering Rate ("LIBOR") exceeds 8.5%. At December 31, 2000, LIBOR was 6.6%. The Company paid a fixed amount of $27,000 which is being amortized over the term of the agreement.

     Extraordinary Charges. For the year ended December 31, 1998, the Company realized an after-tax extraordinary charge of $1.7 million which represents the write-off of the deferred financing costs associated with the refinance of a SW Financial existing note that the Company assumed as a part of the acquisition of SW Financial Controlling Interest.

     As a result of the Company's repayment of PennCorp's senior and subordinated debt as part of the recapitalization, the Company realized during 2000 an after-tax extraordinary charge of $2.4 million representing the write-off of deferred costs and a 1% premium paid to holders of the subordinated debt as required by the terms of the indenture due to the early payoff.

(9) INCOME TAXES (BENEFITS)

     The Company and a number of its non-insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file federal income tax returns with either PLAIC, or Pioneer Security (sold February 4, 2000), or Constitution (sold July 30, 1999) as the parent of the particular consolidated life insurance company tax group.

     Total income taxes (benefits) were allocated as follows for the years ended December 31:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
       Income (loss) before income taxes, equity in earnings of
         unconsolidated affiliates and extraordinary charge............  $       924  $    28,709  $    (3,369)
       Extraordinary charge............................................           --           --         (900)
                                                                         -----------  -----------  -----------
                                                                         $       924  $    28,709  $    (4,269)
                                                                         ===========  ===========  ===========

     The  provisions  for income tax expense  (benefit)  attributable  to income
(loss) before income taxes, equity in earnings of unconsolidated affiliates and extraordinary charge are as follows for the years ended December 31:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
     Current U.S.......................................................  $    13,840  $    (2,226) $   (12,031)
     Current foreign...................................................           --        1,067          778
     Deferred U.S......................................................      (12,916)      30,934       10,108
     Deferred foreign..................................................           --       (1,066)      (2,224)
                                                                         -----------  -----------  -----------
       Income tax expense (benefit)....................................  $       924  $    28,709  $    (3,369)
                                                                         ===========  ===========  ===========

     Taxes (benefits) computed using the federal statutory rate of 35% are reconciled to the Company's actual income tax expense (benefit) attributable to income (loss) before extraordinary charge as follows for the years ended December 31:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
     Tax expense (benefit) computed at statutory rate..................  $   (23,010) $   (60,201) $  (148,620)
     Dividends received deduction......................................         (175)        (216)        (268)
     Amortization of costs in excess of net assets acquired............        1,186        4,661        3,678
     Impairment of intangibles related to sale of Payroll Sales Division          --       33,432           --
     Impairment on assets held for sale................................           --       20,292      116,886
     Change in valuation allowance.....................................        9,006       38,890       23,492
     Adjustment to loss carryover......................................       12,139           --           --
     Foreign taxes net of U.S. tax benefit.............................           --           --         (181)
     Sale of subsidiaries..............................................        2,939      (13,360)          --
     Other      .......................................................       (1,161)       5,211        1,644
                                                                         -----------  -----------  -----------
       Income tax expense (benefit)...................................   $       924  $    28,709  $    (3,369)
                                                                         ===========  ===========  ===========

                                       74

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of December 31:

                                                                    2000                       1999
                                                        -------------------------  ------------------------
                                                          Deferred      Deferred    Deferred      Deferred
                                                            Tax           Tax         Tax            Tax
                                                          Assets      Liabilities    Assets      Liabilities
                                                        ----------    -----------  ----------    -----------
                                                                             (In thousands)
       Deferred policy acquisition costs..............  $       --    $     5,915  $       --    $   10,758
       Present value of insurance in force............          --         29,319          --        35,447
       Future policy benefits.........................      78,073             --      92,164            --
       Net operating losses...........................      45,150             --      47,462            --
       Capital losses.................................      42,762             --      41,428            --
       Unrealized gain/loss on investment securities..      16,262             --      33,765            --
       Other..........................................      26,335             --      22,798            --
                                                        ----------    -----------   ---------    ----------
                                                           208,582         35,234     237,617        46,205
       Valuation allowance............................     (92,210)            --     (83,674)           --
                                                        ----------    -----------   ---------    ----------
                                                        $  116,372    $    35,234   $ 153,943    $   46,205
                                                        ==========    ===========   =========    ==========

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999, was $92.2 and $83.7 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999, was an increase of $9.0 and $38.9 million, respectively. The valuation allowance associated with tax assets is continually monitored by the Company in light of the dramatic changes in the operating structure and financial results of the Company. As a result of such analysis the Company increased the valuation allowance during 2000 and 1999. In each of the periods, the valuation allowance was incurred as the result of the increased likelihood that certain net operating losses and capital loss carryforwards would not be utilized and the impact or potential impact of a "change in control" as defined by the Internal Revenue Code Section 382. Change of control provisions of Section 382 limit the Company's ability to utilize certain tax benefits including net operating loss carryforwards in future periods.

     In assessing the realization of deferred taxes, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the remaining benefits of these deductible differences, net of the existing valuation allowance as of December 31, 2000.

     As of December 31, 2000 and 1999, valuation allowances have not been established for the deferred tax asset relating to the unrealized loss on investment securities. Management believes that the recognition of these unrealized losses can be managed through a tax planning strategy of holding the investment securities to maturity or until market conditions improve.

     The Company's recording of impairment provisions associated with the sale of the Payroll Sales Division results in a reduction in deferred tax liabilities of $41.1 million during 1999 related to such assets.

     As of December 31, 2000, the Company has life consolidated net operating loss carryforwards of approximately $33.2 million for tax return purposes which, if not utilized, will begin to expire in 2008. The Company has life consolidated capital loss carryforwards of approximately $17.4 million which, if not utilized, will begin to expire in 2002. These losses are subject to an annual IRC Section 382 limitation.

     As of December 31, 2000, the Company has non-life consolidated net operating loss carryforwards of approximately $95.8 million for tax purposes which, if not utilized, will begin to expire in 2007. The Company has $104.8 million of non-life capital loss carryforwards which if not utilized, will begin to expire in 2004.

     Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed to life insurance companies for federal income tax purposes. These special deductions were repealed by the Tax Reform Act of 1984, and the untaxed balances were frozen at their December 31, 1983 levels. These balances aggregate approximately $29.3 million for the Company's life insurance subsidiaries and are subject to taxation if certain levels of premium income or life insurance reserves are not maintained, or if the life insurance companies make excess distributions to shareholders. As it is not currently considered likely that a tax would become due on any such balances, no deferred income taxes have been provided. However, if such tax were to become payable, it would amount to approximately $10.3 million.

(10) COMPUTATION OF LOSS PER SHARE

     Loss per share is computed based on outstanding common shares of the recapitalized company for all years reported as if the recapitalization occurred at the beginning of 1998. As a result, the computation of loss per share does not include the preferred stock dividend requirements.

     The following is a reconciliation of net loss applicable to common stock as well as common stock used to compute basic and diluted loss per share for the years ended December 31:

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
Reconciliation of net loss applicable to common stock:
Basic net loss:
     Net loss before extraordinary charge..............................  $   (66,667) $  (200,712) $  (421,259)
     Extraordinary charge..............................................       (2,443)          --       (1,671)
                                                                         -----------  -----------  -----------
                                                                         $   (69,110) $  (200,712) $  (422,930)
                                                                         ===========  ===========  ===========
Diluted net loss:
     Net loss before extraordinary charge..............................  $   (66,667) $  (200,712) $  (421,259)
     Extraordinary charge..............................................       (2,443)          --       (1,671)
                                                                         -----------  -----------  -----------
                                                                         $   (69,110) $  (200,712) $  (422,930)
                                                                         ===========  ===========  ===========
Common stock used to compute basic and diluted loss per share:
Basic:
     Average shares outstanding during the year........................        9,059        9,059        9,059
                                                                         ===========  ===========  ===========
Diluted:
     Average shares outstanding during the year........................        9,059        9,059        9,059
                                                                         ===========  ===========  ===========

(11) COMMON AND PREFERRED STOCK

     Pursuant to the Recapitalization Plan, SWL Holdings issued 5,175,000 shares of common stock in exchange for all of the outstanding shares of preferred stock of PennCorp. The Company also issued 1,960,000 shares of common stock pursuant to a right offering underwritten by Inverness and Vicuna and 1,840,000 shares to Rapoport and Sharpe in connection with their investments. These shares were issued at $12.50 per share and the Company received $46.0 million in cash (net of related expenses of $1.5 million). All shares of PennCorp's common stock were canceled for no value.

     In addition, the Company awarded 60,000 shares to two executive officers and 24,000 shares to a former officer and director of PennCorp in consideration of his consulting services rendered in connection with the recapitalization transaction.

     At December 31, 2000, the Company had 15,000,000 shares of $.01 par value common stock authorized and 9,059,000 shares issued and outstanding. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

     At December 31, 1999 PennCorp had 100,000,000 shares of $.01 par value common stock authorized and 30,143,416 shares issued and outstanding. The common stock had no preemptive or other subscription rights and there were no conversion rights, redemption or sinking fund provisions with respect to such shares.

     A portion of the consideration for the acquisition of the Fickes and Stone Knightsbridge Interests included 173,160 shares of PennCorp's common stock due each of Messrs. Fickes and Stone on April 15, 2001. As a result of the acquisition, common stock and additional paid in capital increased $3,000 and $8.5 million, respectively, for the year ended December 31, 1998. Common shares due Mr. Stone were issued during 1998. These shares were later cancelled for no consideration pursuant to the Recapitalization Plan. Prior to the recapitalization, PennCorp's Board of Directors approved a settlement with Mr. Fickes pursuant to which PennCorp paid him approximately $700,000 to settle all outstanding claims arising from this transaction.

     During the year ended December 31, 1999, PennCorp issued 188,235 shares of treasury stock to the chairman of the board of directors of PennCorp as a part of a special bonus award. The result was to decrease additional paid in capital and treasury shares by $1.4 million and $1.6 million, respectively. In addition, PennCorp recorded compensation expense of $115,000.

     During 1999, PennCorp issued 71,072 shares to certain members of the board of directors as compensation. During the year ended December 31, 1998, certain employees exercised stock options and warrants resulting in the issuance of 616,572 shares of PennCorp's common stock. The result of such exercises was to increase common stock and additional paid in capital by $2,000 and $2.0 million, respectively.

     During the year ended December 31, 1998, 83,260 stock options were exercised and issued to certain employees as discounted restricted common stock of PennCorp with vesting periods of three and four years. During the year ended December 31, 1998, PennCorp recognized $2.8 million of deferred compensation, associated with the issuance of this common stock. For the years ended December 31, 1999 and 1998, PennCorp recognized $180,000 and $2.3 million, respectively, of compensation expense. As of December 31, 1999, the balance of deferred compensation was $304,000 and was recorded as a reduction to shareholders' equity.

     Associated with the restructuring and the consolidation of all corporate functions into the Company's Dallas location, certain employees were severed. For the year ended December 31, 1998, notes receivable secured by 7,500 shares of common stock were discharged and 9,051 and 88,280 shares of common stock were abandoned as a result of the severance during 1999 and 1998, respectively. The result was to increase treasury stock, and decrease notes receivable secured by common stock, $261,000. During 1999, PennCorp reversed accrued interest on notes receivable secured by common stock totaling $146,000. During 2000, the remaining notes receivable were cancelled as a result of the consummation of the Recapitalization Plan.

     PennCorp issued 2,875,000 shares of $50 redemption value (liquidation preference, $50 plus accrued and unpaid dividends) $3.50 Series II Convertible Preferred Stock (the "Series II Convertible Preferred Stock"). The Series II Convertible Preferred Stock was convertible at the option of the holder, unless previously redeemed, into 1.4327 shares of common stock for each share, subject to adjustment in certain events. These shares were exchanged for shares of common stock of SWL Holdings on a one for one basis as part of the Recapitalization Plan.

     PennCorp issued 2,300,000 shares of $50 redemption value (liquidation preference, $50 plus accrued and unpaid dividends) $3.375 Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock was convertible at the option of the holder, unless previously redeemed, into 2.2124 shares of common stock for each share, subject to adjustment in certain events. These shares were exchanged for shares of common stock of SWL Holdings on a one for one basis as part of the Recapitalization Plan.

     As of December 31, 1999, the cumulative accrued and unpaid dividends on the $3.375 Convertible Preferred Stock amounted to $11.3 million. As of December 31, 1999, the cumulative accrued and unpaid dividends on the $3.50 Convertible Preferred Stock amounted to $14.3 million. The accrued and unpaid dividends were cancelled as a result of the consummation of the Recapitalization Plan.

     PennCorp suspended the payment of cash dividends during the third quarter of 1998 on its outstanding $3.375 Convertible Preferred Stock, $3.50 Series II Convertible Preferred Stock and Common Stock.

     On July 25, 1995, PennCorp issued 178,500 shares of 9% Series C Preferred Stock to fund a portion of the Security Life purchase price. The Series C Preferred Stock was mandatorily redeemable on or before June 30, 1998. Effective March 31, 1998, PennCorp redeemed all of the outstanding Series C Preferred Stock into 691,528 shares of PennCorp's common stock under provisions of the Series C Preferred Stock certificate of designation. The result of such redemption was to increase common stock and additional paid in capital by $7,000 and $22.2 million, respectively, as well as reduce retained earnings by $1.9 million reflecting the difference between the reported and redemption amounts of the Series C Preferred Stock.

(12) STOCK OPTIONS

     At the consummation of the Recapitalization Plan, SWL Holdings issued non-qualified options to purchase 890,000 shares of the Company's stock at prices ranging from $12.50 to $15.00 per share. Options granted to certain directors and executive officers vested immediately. Options granted to other officers vest during a four-year period. All options are exercisable during the period commencing from the date they vest until expiration ten years after grant. Included in these options were 55,000 shares that were awarded to certain consultants at a price of $12.50 per share for which the Company recognized expense of $426,000. With the resignation of one of the executive officers effective August 1, 2000, the Company recognized expense of $75,000 with respect to previously granted stock options to acquire 150,000 shares. These options subsequently expired without being exercised.

     All stock options, stock awards and stock warrants granted under PennCorp's various stock plans were canceled at the consummation of the Recapitalization Plan.

     The following table summarizes data relating to SWL Holding's stock options activity and associated weighted average option exercise information for the year ended December 31, 2000:

                                              Options      Price
                                            ----------  ----------

   Outstanding at beginning of year.......          --  $       --
   Granted ...............................     984,000  $    13.23
   Expired/cancelled......................    (244,900) $    13.47
                                            ----------  ----------
                                               739,100  $    13.15
                                            ==========  ==========

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                        Options Outstanding                           Options Exercisable
                        --------------------------------------------------     ---------------------------------
                                            Weighted           Weighted                              Weighted
       Range of           Number        Average Remaining       Average          Number               Average
    Exercise Prices     Outstanding     Contractual Life    Exercise Price     Exercisable        Exercise Price
    ---------------     -----------     ----------------    --------------     -----------        --------------
   $12.50 --  $13.25        569,000           9.48              $  12.59           544,000            $  12.60
   $15.00 --  $15.00        170,000           9.38              $  15.00           137,100            $  15.00
                        -----------                                            -----------
                            739,100                                                681,100
                        ===========                                            ===========

     The following table summarizes data relating to PennCorp's stock options and warrants activity and associated weighted average option exercise price information for the years ended December 31:

                                                               2000                    1999
                                                      ----------------------     -------------------
                                                        Options      Price        Options     Price
                                                      ----------    --------     ---------  --------
              Outstanding at beginning of year.......  2,533,760    $  22.40     3,429,477  $  24.70
              Granted ...............................         --    $                   --  $     --
              Expired/cancelled...................... (2,533,760)   $  22.40      (895,717) $  28.81
              Exercised..............................         --    $                   --  $     --
                                                      ----------                 ---------
                Outstanding at end of year...........         --    $            2,533,760  $  22.40
                                                      ==========                 =========
              Exercisable at end of year.............         --    $            2,369,006  $  21.71
                                                      ==========                 =========
              Available for future grant at end of
                year.................................         --                 1,550,937
                                                      ==========                 =========

     As allowed under the provisions of SFAS No. 123, the Company utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option and warrant plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income applicable to common stock. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants as of the grant date, estimated utilizing the Black-Scholes multiple options approach prescribed by SFAS No. 123, the Company's net loss applicable to common stock as well as loss per share would have been reduced by the pro forma amounts indicated in the following table.

                                                                              2000         1999         1998
                                                                          -----------  -----------  -----------
                                                                                       (In thousands)
     Reconciliation of net income (loss):
     Basic net loss:
       Net loss before extraordinary charge (as reported)...............  $   (66,667) $  (200,712) $  (421,259)
           Extraordinary charge.........................................       (2,443)          --       (1,671)
                                                                          -----------  -----------  -----------
              Net loss (as reported)....................................      (69,110)    (200,712)    (422,930)
           Pro forma compensation expense, net of tax benefits..........       (3,338)      (2,269)     (10,836)
                                                                          -----------  -----------  -----------
              Net loss (pro forma).....................................   $   (72,448) $  (202,981) $  (433,766)
                                                                          ===========  ===========  ===========

     Diluted net loss:
       Net loss before extraordinary charge (as reported)...............  $   (66,667) $  (200,712) $  (421,259)
           Extraordinary charge.........................................       (2,443)          --       (1,671)
                                                                          -----------  -----------  -----------
              Net loss (as reported)....................................      (69,110)    (200,712)    (422,930)
           Pro forma compensation expense, net of tax benefits..........       (3,338)      (2,269)     (10,836)
                                                                          -----------  -----------  -----------
              Net loss (pro forma).....................................   $   (72,448) $  (202,981) $  (433,766)
                                                                          ===========  ===========  ===========

                                                                              2000         1999         1998
                                                                          -----------  -----------  -----------
     Per share information:
     Basic net loss:
       Net loss before extraordinary charge (as reported)...............  $     (7.36) $    (22.16) $    (46.50)
           Extraordinary charge.........................................        (0.27)          --        (0.19)
                                                                          -----------  -----------  -----------
              Net loss (as reported)....................................        (7.63)      (22.16)      (46.69)
           Pro forma compensation expense...............................        (0.37)       (0.25)       (1.19)
                                                                          -----------  -----------  -----------
              Net loss (pro forma)......................................  $     (8.00) $    (22.41) $    (47.88)
                                                                          ===========  ===========  ===========
     Common shares used in computing basic loss per share...............        9,059        9,059        9,059
                                                                          ===========  ===========  ===========
     Diluted net loss:
       Net loss before extraordinary charge (as reported)...............  $     (7.36) $    (22.16) $    (46.50)
           Extraordinary charge.........................................        (0.27)          --        (0.19)
                                                                          -----------  -----------  -----------
              Net loss (as reported)....................................        (7.63)      (22.16)      (46.69)
           Pro forma compensation expense...............................        (0.37)       (0.25)       (1.19)
                                                                          -----------  -----------  -----------
              Net loss (pro forma)......................................  $     (8.00) $    (22.41) $    (47.88)
                                                                          ===========  ===========  ===========
     Common shares used in computing diluted loss per share.............        9,059        9,059        9,059
                                                                          ===========  ===========  ===========

     The fair value of each option grant used to determine the pro forma amounts indicated in the previous table is estimated on the date of grant using the following weighted average assumptions for 2000, 1999 and 1998:

                                                                             2000          1999         1998
                                                                          -----------  -----------  -----------
     Weighted average risk-free interest rate..........................      6.01%        --%            6.06%
     Weighted average dividend yields..................................        --%        --%              --%
     Volatility factors................................................      0.47%        --%            0.83%
     Weighted average expected life (years)............................       3.9         --             1.90
     Weighted average fair value per share............................    $  4.76      $  --        $   15.02

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options having no vesting restrictions and which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options and warrants. As SFAS No. 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided above may not be representative of the effects on reported net income for future years.

(13) STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

     Cash generated by the Company's insurance subsidiaries is made available to SWL Holdings principally through periodic payments of principal and interest on surplus debentures issued by PLAIC, Constitution (sold July 30, 1999) and
Pioneer Security (sold February 4, 2000) (collectively, the "Surplus Note Companies"). The surplus debentures issued by PLAIC and Constitution were repaid in full in connection with the consummation of the sale of the Career Sales Division and the surplus notes issued by Pioneer Security were repaid in full in connection with the consummation of the sale of the Payroll Sales Division. As part of a subsidiary realignment in conjunction with the Career Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $150.0 million. As part of a subsidiary realignment in conjunction with the Payroll Sales Division divestiture, PLAIC issued a new surplus debenture to SW Financial in the amount of $35.0 million. With respect to Constitution, Pioneer Security and PLAIC (as a result of its surplus debentures issued as of July 30, 1999 and January 31, 2000), the surplus debenture payments have been made to non-insurance intermediate holding companies and subsequently paid to the Company in the form of dividends. The amount outstanding under the surplus debentures as of December 31, 1999 was $258.3 million. At December 31, 2000, there is only one remaining surplus debenture with an outstanding balance of $94.9 million. The debenture was issued by PLAIC and is held by SWFC. The PLAIC surplus debenture requires principal and interest payments to be made periodically in amounts sufficient to allow SWL Holdings to meet its cash requirements. These payments are subject to PLAIC's maintenance of capital and surplus of at least $1.2 million in excess of its investment in Southwestern Life. Any deviation from scheduled payments requires regulatory approval.

     Statutes in Texas, the domiciliary state of the Company's insurance subsidiaries owned at December 31, 2000, restrict the payment of dividends by insurance companies to the available surplus funds derived from their net profits. The maximum amount of cash dividends that may be declared without regulatory approval in any twelve-month period is the greater of ten percent (10%) of the insurer's statutory surplus, as shown by its last annual statement on file with the Texas Department of Insurance, or one hundred percent (100%) of statutory net gain from operations for the preceding year. In addition, dividends may only be paid from earned surplus. Currently PLAIC relies on dividends and tax sharing payments from Southwestern Life. Because of the larger than normal dividends paid in 2000 associated with the recapitalization, most of the dividends in 2001 will be considered "extraordinary" under Texas law and will require insurance department approval. Any dividend considered "extraordinary" can not be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period. The Department has indicated verbally that it will approve Southwestern Life's requests to pay extraordinary dividends in 2001 but that indication is subject to earned surplus and demonstration of adequate statutory capital and surplus.

     Statutory capital and surplus of the Company's life insurance subsidiaries as reported to regulatory authorities at December 31, 2000 and 1999, totaled $116.1 million and $253.4 million, respectively. Statutory net income (loss) of the Company's life insurance subsidiaries as reported to regulatory authorities totaled $11.3 million, $116.1 million and $(44.6 million) for the years ended December 31, 2000, 1999 and 1998, respectively. The 1999 statutory net income included gains on sales of subsidiaries totaling $127.4 million. Surplus note interest expense of $14.4 million, $34.6 million and $40.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, is included in statutory net income (loss).

     In December 1992, the NAIC adopted the RBC for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them.

     Texas, the state of domicile for the Company's insurance subsidiaries owned at December 31, 2000, has through regulation adopted an RBC regime which references, but is not identical to, that of the NAIC. The Texas RBC regulation provides that RBC is to be computed in a manner similar to that provided by the NAIC, but instead of establishing multiple levels of regulatory action, the Texas regulation provides that the commissioner of insurance is authorized to take enumerated actions, including, but not limited to, supervision, conservation or impairment or hazardous financial condition determinations, as to any insurer that failed to maintain, at a minimum, total adjusted capital equal to 70% of the authorized control level RBC.

     Calculations using the NAIC formula and the life insurance subsidiaries' statutory financial statements as of December 31, 2000, indicate that each of the insurance subsidiaries' capital exceeded Company Action Level RBC requirements. In addition, calculations using the Texas regulations indicating that of the insurance subsidiaries' capital exceeded 70% of authorized control level RBC.

     On March 16, 1998, the NAIC approved the codification of statutory accounting practices. The codification will constitute the only source of "prescribed" statutory accounting practices and has been substantially adopted by the Texas Department of Insurance, the state of domicile of the Company's insurance subsidiaries. The Statements of Statutory Accounting Principles established under the codification was effective January 1, 2001. The Company has not fully determined the impact the adoption of the codification will have on unassigned surplus of each insurance subsidiary though the Company does not believe it will be material.

     Southwestern Life is required, at least annually, to perform cash flow and asset adequacy analysis under differing interest rate scenarios. Based upon the results of these tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 2000.

(14) RETIREMENT AND PROFIT SHARING PLANS

     During 1998, the Company implemented SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This accounting standard revised the disclosure requirements for pensions and other postretirement benefit plans, but does not change the measurement or financial statement recognition of such plans.

     On October 1, 1990, the Company established the PennCorp Financial, Inc. Retirement and Savings Plan, a defined contribution retirement plan, for eligible employees. This plan and the Marketing One Incorporated 401(k) Profit Sharing Plan merged with the Southwestern Financial Services Corporation Savings Investment Plan effective January 1, 1998 and the name of the plan was changed to the PennCorp Financial Group, Inc. Retirement and Savings Plan ("the PennCorp Plan"). The Company is in the process of changing the names of its benefit plans to be under the name of Southwestern Life. Employees are eligible to participate in the plan after six months of employment in which they are credited with 500 hours of service. Participants may contribute from 1 to 15% of pre-tax compensation and/or from 1 to 10% of after tax compensation. Each subsidiary participating in the plan matches each pay-period, 50% of pre-tax contributions up to 6% of compensation. If approved by the Board of Directors, each subsidiary may make a discretionary profit sharing contribution annually on behalf of employees eligible to participate in the plan based on their compensation for the prior plan year. Employee contributions are fully vested at all times. The employer matching contributions made for employees who participated in the PennCorp Plan prior to January 1, 1998 vest at the rate of 50% per calendar year of service. The employer matching contributions made for all other participants and the employer discretionary contribution vests at the rate of 20% per year of service. All participants are fully vested at death, disability or attainment of age 65. The assets of each account are invested at the direction of the participant. Eleven funds with various investment objectives are available to the participants. Distributions are normally made in a lump sum. Participants of the PennCorp Plan prior to January 1, 1998 may elect to receive an annuity in various forms of payment. Expenses related to this plan for years ended December 31, 2000, 1999 and 1998 amounted to $1.0 million, $1.5 million and $3.3 million. During 2000, 1999 and 1998, the sales of Businesses Held for Sale and restructuring constituted a partial plan termination of the PennCorp Plan. As a result, terminated employees became fully vested.

     The Company has a bonus plan for officers. The amount available to pay awards for any year is determined by a committee of senior executives of the Company and is subject to the review and recommendation of the Compensation Committee and approval of the Board of Directors of the Company. Awards are based primarily on the achievement of specified operating objectives and the performance of eligible participants. The Company recognized expense of $1.2 million, $1.9 million and $3.4 million under this plan during the years ended December 31, 2000, 1999 and 1998, respectively.

     In May 1998, the three senior executives of PennCorp entered into two year employment agreements with PennCorp which have various annual bonus, deferred payment and termination provisions. As of December 31, 1999, PennCorp had accrued liabilities aggregating $1.8 million for the annual 1999 bonus and $8.3 million for deferred compensation provisions, respectively associated with these employment agreements. The deferred compensation provisions were payable upon the earliest of: expiration of the employment agreement; termination of the executive by PennCorp without cause; or termination by the executive for "good reason" as defined in the employment agreements. As a result of the agreements to sell the Payroll Sales Division, Southwestern Life and Security Life, the three senior executives of the Company became entitled to terminate their existing employment agreements for "Good Reason" (as defined therein). In order to ensure the continued services of the executives, on January 28, 2000, the Company entered into an agreement with each executive, pursuant to which the Company and each executive terminated their existing employment agreements and entered into new executive employment agreements. As a result, the Company paid a total of $10.0 million in employment contract obligations to the three senior executives of the Company.

     The Company and certain of its subsidiaries provide certain postretirement benefits to eligible retirees. The plans provide certain health care and life insurance benefits for retired employees. Employees meeting certain age and length of service requirements become eligible for these benefits. The Company closed new enrollments for the plan effective October 1, 2000. The Company's obligation for accrued postretirement benefits is unfunded. Following is an analysis of the accumulated benefit obligation and the liability for accrued postretirement benefits for the year ended December 31, 2000 and 1999:

                                                                                 2000         1999
                                                                              ----------   ----------
                                                                                  (In thousands)
           Benefit obligation at beginning of year........................... $   18,622   $   26,602
           Service cost......................................................        139          283
           Interest cost.....................................................      1,215        1,384
           Plan participants' contributions..................................        360          238
           Amendments and curtailment........................................     (2,536)          --
           Actuarial (gain) loss.............................................      1,763       (2,826)
           Acquisition/sale..................................................       (906)      (4,717)
           Benefit paid......................................................     (1,991)      (2,342)
                                                                              ----------   ----------
              Benefit obligation at end of year.............................. $   16,666   $   18,622
                                                                              ==========   ==========

     The liability for accrued benefit obligation includes the following at December 31, 2000 and 1999:

                                                                                 2000         1999
                                                                              ----------   ----------
                                                                                  (In thousands)
           Accumulated benefit obligation.................................... $   16,666   $   18,622
           Unrecognized prior service cost...................................        914          108
           Unrecognized transition obligation................................        364       (2,029)
           Unrecognized actuarial loss.......................................      2,374        4,290
                                                                              ----------   ----------
              Benefit obligation at end of year.............................  $   20,318   $   20,991
                                                                              ==========   ==========

     Components of net periodic benefit cost include the following for the year ended December 31, 2000 and 1999:

                                                                                 2000         1999
                                                                              ----------   ----------
                                                                                  (In thousands)
           Service cost.....................................................  $       85   $      229
           Interest cost.....................................................      1,263        1,407
           Amortization of transition obligation.............................         82          158
           Curtailment gain..................................................       (246)          --
           Recognized net actuarial loss.....................................       (249)        (125)
                                                                              ----------   ----------
             Net periodic benefit cost......................................  $      935   $    1,669
                                                                              ==========   ==========

     For measurement purposes, an annual rate increase ranging from 5.5% to 6.5% in the health care cost trend rate was assumed for 2000; the rate was assumed to decrease gradually to 5.5% by year 2015 and remain at that level thereafter. The weighted average discount rates used in determining the accumulated postretirement benefit obligation ranged from 7.5% to 7.75%. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                 One          One
                                                                              Percentage   Percentage
                                                                                Point        Point
                                                                               Increase     Decrease
                                                                              ----------   ----------
                                                                                   (In thousands)
         Effect on total of service and interest cost components............. $       66   $      (57)
         Effect on postretirement benefit obligation.........................        833         (745)

(15) IMPAIRMENT PROVISIONS

     During 1999 and 1998, PennCorp recorded impairment provisions aggregating $58.5 million and $343.0 million, respectively, associated with Businesses Held for Sale. PennCorp recorded an impairment provision in order to reflect the difference in PennCorp's accounting basis in the Businesses Held for Sale and the fair value of the consideration that PennCorp would be likely to receive for such businesses.

     The  fair  value of the  consideration  likely  to be  received  was  based primarily  upon  the  terms  of  definitive  sales  agreements.  The  impairment provisions of $58.5 million recorded in 1999 for the Career Sales Division resulted from a renegotiation of the purchase and sale agreement which included a decrease in the nominal purchase consideration of $38.0 million which was partially offset by an estimated discount to the stated value of the note to be received. In addition, impairment provision included the impact of the true-up of statutory capital and surplus of the Career Sales Division companies to levels specified in the sale agreement which aggregated approximately $24.2 million. Other factors modestly impacting the impairment provision included additional transaction costs, changes in unrealized gains and losses of securities, foreign currency translation and net income not considered in the determination of sale consideration. PennCorp realized a foreign currency transaction loss on the sale of the Career Sales Division totaling $25.0 million, which represented previously unrealized translation losses on PennCorp's Canadian insurance operations, partially offset by a gain of $3.1 million on the disposition resulting in a net loss of $21.9 million.

     PennCorp impaired costs in excess of net assets acquired for the Career Sales Division, Professional and the United Life Assets in 1998 by $100.1 million, $3.3 million and $11.1 million, respectively. To the extent that the impairment provision exceeded costs in excess of net assets acquired associated with each company to be disposed, additional impairment was necessary. As this was the case for the Career Sales Division, PennCorp reduced other intangible assets in accordance with APB No. 17. As a result, PennCorp fully impaired the present value of insurance in force and deferred policy acquisition costs resulting in charges of $98.2 million and $191.6 million, respectively, net of related deferred taxes of $95.1 million. Additionally, PennCorp established a liability aggregating $33.8 million for the remaining impairment as a result of all monetary assets of the Career Sales Division being recorded at fair value.

(16) PRO FORMA FINANCIAL INFORMATION

     The following unaudited selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of Marketing One (sold November 30, 2000), Payroll Sales Division (sold February 4, 2000) (see Note 3), Career Sales Division (sold July 30, 1999), KIVEX (sold June 30, 1999), the United Life Assets (sold April 30, 1999) and Professional (sold March 31, 1999)
 . The pro forma statements of operations for the years ended December 31, 2000 and 1999 give effect to such sales as if they had occurred on January 1, 1999. The unaudited selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 1999, or results which may occur in the future.

                                                                                           (Unaudited)
                                                                              As Reported   Pro Forma
                                                                                 2000         2000
                                                                              ----------   ----------
                                                                                (In thousands, except
                                                                                  per share amounts)
         Total revenues...................................................... $  251,298   $  247,945
         Loss before extraordinary charge....................................    (66,667)     (61,103)
         Per share information(1):
           Net loss before extraordinary charge basic........................ $    (7.36)  $    (6.75)
           Net loss before extraordinary charge diluted......................      (7.36)       (6.75)

                                                                                          (Unaudited)
                                                                             As Reported   Pro Forma
                                                                                  1999        1999
                                                                              ----------   ----------
                                                                                (In thousands, except
                                                                                  per share amounts)
         Total revenues...................................................... $  636,640   $  310,823
         Loss before extraordinary charge....................................   (200,712)     (69,642)
         Per share information(1):
           Loss before extraordinary charge basic............................ $   (22.16)  $    (7.69)
           Loss before extraordinary charge diluted..........................     (22.16)       (7.69)
---------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization  effective  13,  2000 as if  recapitalization  occurred at beginning  of 1998 and the  computation  of loss per share does not include the preferred stock dividend requirements.

(17) RELATED PARTY TRANSACTIONS

     Related party transactions described herein include those transactions not included elsewhere in the Notes to Consolidated Financial Statements.

     As of December 31, 2000 and 1999, the Company had invested a total of $3.7 million and $13.5 million, respectively, in transactions sponsored by Wand Partners L.L.C. ("Wand Partners") in which a director of PennCorp is a managing member. The Company has commitments to invest up to an additional $2.5 million in future transactions sponsored by Wand Partners. This individual is not a director of SWL Holdings.

     During 2000, 1999 and 1998, the Company's insurance subsidiaries paid management and commitment fees aggregating $204, 000, $488,000 and $ 718,000, respectively, to investment funds managed by a former member of the PennCorp board of directors.

     During 1998, PennCorp liquidated its common stock and preferred stock holdings in ACO Brokerage Holdings Corporation ("ACO"). ACO was an affiliate of KB Fund (see Note 3), KB Fund owned a 28.6% interest in Acordia, Inc. (an affiliate of ACO). Total proceeds received from the sale of the preferred and common stock aggregated $30.5 million. PennCorp acquired the common stock interest in January 1, 1998 for $5.0 million.

(18) OTHER COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are obligated under operating leases, primarily for office space. Rent expense, net of sublease income, was $1.1 million, $2.8 million and $5.3 million in 2000, 1999 and 1998, respectively.

     Minimum lease commitments at December 31, 2000 are (in thousands):

 2001.............................................................. $  1,994
 2002..............................................................    1,942
 2003..............................................................    1,693
 2004..............................................................    1,705
 2005..............................................................    1,235
 2006 and thereafter...............................................    2,677
                                                                    --------
    Total minimum payments required................................ $ 11,246
                                                                    ========

     During 2000, as a part of the Company's restructuring plan, the Company assigned its lease on certain vacated office space to a third party and was released from obligations related to the vacated office space beginning January 1, 2001. As a part of the lease assignment, the new lessee has the use of furniture located in the vacated space but the Company retains the future furniture lease obligation which totals approximately $184,000 per year through 2004.

IN RE PENNCORP FINANCIAL GROUP, INC. SECURITIES LITIGATION

     During the third quarter of 1998, the first of ten class-action complaints was filed in the United States District Court for the Southern District of New York against PennCorp and certain of its then current or former directors and officers. None of the individual defendants are currently officers or directors of the Company. During a pre-trial conference on November 9, 1998, all parties agreed to consolidation of all of the actions and the court appointed lead plaintiffs on behalf of certain shareholders and noteholders. The court also approved the selection of three law firms as co-lead counsel for those shareholders and noteholders. A consolidated and amended complaint was filed on January 22, 1999, and a First Consolidated Amended Class Action Complaint naming, as defendants, PennCorp, David J. Stone, formerly a director and chairman and chief executive officer, and Steven W. Fickes, formerly a director and president and chief financial officer, was filed on March 15, 1999 (the "Complaint").

     The Complaint alleged that defendants violated the Securities Exchange Act of 1934 by, among other things, issuing a series of materially false and misleading statements and omitting to state certain material facts regarding the Company's financial condition, including the value of certain of its assets, and by failing to timely disclose that the Company was under investigation by the Securities and Exchange Commission (the "SEC"). Plaintiffs sought to recover damages in unspecified amounts on behalf of themselves and all other purchasers of PennCorp's common stock and purchasers of PennCorp's subordinated notes during the period from February 8, 1996 through November 16, 1998.

     The parties entered into a Stipulation of Settlement dated May 24, 2000 providing for payment of $9.0 million of cash, plus interest accruing through the date of consummation of the settlement, in full and final settlement of all claims. Of that sum, $1.5 million was paid by PennCorp during the fourth quarter of 1999 into an interest-bearing escrow account established by plaintiffs' counsel and $7.5 million plus interest is to be paid by PennCorp's third party director and officer liability insurance carrier upon finalization of the settlement.

     The settlement received preliminary approval from the court in June 2000 and was submitted to the court for final approval at a hearing set for that purpose in November 2000. No objections regarding the terms of the settlement were presented to the court at such final hearing and the court indicated that it would issue a ruling after further review. At present the court has not issued its final ruling in this matter. The Company expects the settlement to receive final approval during 2001.

SEC INVESTIGATION

     On October 10, 2000, the SEC notified the Company that its formal investigation into possible violations of the federal securities laws had been terminated and no enforcement action had been recommended.


PICOW, ET AL. V. SECURITY LIFE & TRUST INSURANCE COMPANY

     In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and representations allegedly made by Security Life's agents and officers that non-smoker insureds would not be charged cost of insurance after the eighth policy year. The NCAG indicated that Security Life may be estopped to change its practice of not charging the cost of insurance for non-smoking policyholders after the eighth policy year on these policies because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance for non-smoker policyholders after the eighth policy year on these policies, this practice is not guaranteed under the life insurance contracts, which specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the contracts. Security Life responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates on these policies based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance on these policies in accordance with the parameters set forth in the life insurance contracts. In June 1998 the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved.

     In June 1999 the North Carolina Department of Insurance ("NCDOI") asked Security Life about the status of its practice of not charging cost of insurance after the eighth contract year for non-smokers on these same insurance products and requested to be informed if Security Life were to change that practice. Security Life responded to the NCDOI's inquiry by verifying that no decision had been made to date to change such practice and that such practice had not changed; and confirmed that the NCDOI would be notified in the event that such practice were to be changed.

     During 1999 Security Life initiated a voluntary exchange program which enabled policyholders of such life insurance products to terminate their policies and, in exchange for the termination of the original policy and a release, obtain either (i) the refund of all premiums paid and other consideration or (ii) another Security Life life insurance product.

     On November 5, 1999, Security Life was served with a petition filed in state District Court in Dallas County, Texas, asserting a class action concerning such policies. The petition alleged that Security Life waived the right to charge cost of insurance after the eighth policy year on such non-smoker policies and to increase cost of insurance charges on such smoker policies. The petition alleged Security Life made these waivers through its marketing pieces and statements by its officers. The petition also alleged that not all of the facts were outlined in Security Life's communication to its policyholders describing the voluntary exchange program and therefore that program was deceptive.

     The petition asked for declaratory judgment concerning the rights of the plaintiffs and the class of policyholders of such policies and for attorney's fees. The petition also asked for, among other things, an injunction to prevent Security Life from charging cost of insurance on such non-smoker policies or increasing cost of insurance charges on such smoker policies after the eighth policy year, and requested the court to rule that the releases signed by any such policyholders under the voluntary exchange program were null and void and those policyholders who signed the releases be given the option of reinstating their policies. On August 30, 2000, the lawsuit was amended to add a claim that Security Life had improperly reduced the interest rates credited to accumulated values in such policies in an effort to offset losses incurred by Security Life on those policies.

     Security Life denied all of the allegations in the lawsuit. However, because of the substantial expense and uncertainty associated with class action litigation, Security Life entered into an agreement to settle the lawsuit dated September 7, 2000 pursuant to which (i) legal fees of approximately $1.3 million were to be paid to plaintiffs' counsel, (ii) certain changes were to be made to the terms of Concept 90 policies remaining in force or reinstated pursuant to the settlement, and (iii) certain optional in-kind relief (which included the option to seek reinstatement of Concept 90 policies no longer in force) was to be provided to the plaintiffs pursuant to elections made by individual plaintiffs within a specified time period and in a specified manner with respect to their current or former Concept 90 policies. The settlement was expressly subject to approval by the court.

     On September 8, 2000, the court granted preliminary approval of the settlement and ordered that notice be sent to all class members. The court granted final approval of the settlement at a hearing held on November 17, 2000, and the period for appeal of that ruling expired prior to the end of 2000. Thus, the settlement is now final and is being implemented.

     As of December 31, 2000, the Company had incurred $1.3 million of expenses for legal fees to be paid to plaintiffs' counsel and had accrued $4.7 million of additional policy liabilities in connection with the settlement. The recorded liability reflects costs the Company considers likely to be incurred in connection with the settlement based only on known or reasonably estimable or determinable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

SCHNOEBELEN V. UNITED LIFE & ANNUITY INSURANCE COMPANY, ET AL.

     Schnoebelen was an independent insurance broker whose marketing contract with United Life provided that he would be entitled to an annual commission based on the total accumulated value of annuity contracts in force for 13 months or more with United Life which were sold by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993, and his marketing contract was terminated in 1997.

     In 1998, Schnoebelen brought suit in the United States District Court for the Southern District of California in San Diego, California against United Life alleging that United Life had not paid him all of the commissions to which he was entitled and alleging various contractual and tortious causes of action. When PennCorp sold United Life in 1999, it and PLAIC indemnified the buyer against certain losses resulting from this lawsuit and retained the responsibility for defending it.

     The Company denied Schnoebelen's claims and vigorously defended the lawsuit. On July 20, 2000, a jury returned a verdict against United Life in the amount of approximately $1.125 million, composed of approximately $288,000 for past economic damages and approximately $838,000 for the net present value of future economic damages, upon which judgment was entered by the court. The Company has established a liability reserve of approximately $1.125 million for this judgment.

     The Company filed post-judgment motions for relief which were denied by the trial court. The Company has appealed the judgment to the United States Court of Appeals for the Ninth Circuit, believes that it has valid grounds to obtain a reversal of the judgment in whole or in part on appeal, and intends to pursue its appeal vigorously. The Company also believes that a significant portion of the judgment may not be covered by the indemnity agreement and thus would be the responsibility of the buyer of United Life.

MARTINDALE, ET AL. V. SOUTHWESTERN LIFE INSURANCE COMPANY, ET AL.

     A petition was filed on September 7, 2000 in state District Court located in Jasper, Texas asserting claims against Southwestern Life and its agent co-defendant on behalf of a purported class of persons who had an ownership interest in universal life insurance policies or interest-sensitive non-participating whole life insurance policies issued by Southwestern Life during the period from January 1, 1981 to the present and who were residents of the United States on the date(s) of issuance of such policy(ies). The petition alleges that Southwestern Life and/or its agent co-defendant committed, among other things, breach of contract, breach of fiduciary duty, breach of duty of good faith and fair dealing, negligent misrepresentation, unfair or deceptive acts, and fraud in connection with the sale of such policies, and seeks class certification, equitable relief and recovery of actual, statutory and punitive damages in unspecified amounts as well as costs and attorneys' fees.

     Both Southwestern Life and the agent co-defendant timely filed answers denying all allegations made in the original petition and contesting venue for the action, and Southwestern Life subsequently filed a notice of removal removing the case to the United States District Court for the Eastern District of Texas located in Beaumont, Texas.

     Only  limited  written  discovery  has  been  taken  in this  case to date.
Southwestern Life denies any and all allegations made in the petition and intends to defend this case vigorously. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this action successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

DEMAND BY FRED ROSEN, MARIAN ROSEN AND NORMAN BOCK

     On or about February 19, 2001, Southwestern Life received a demand letter from attorneys representing Fred Rosen, Marian Rosen and Norman Bock. This demand letter asserts, on behalf of the named claimants individually and on behalf of all other persons who purchased a universal life insurance policy from Georgia International Life Insurance Company ("Georgia International"), that
Georgia International and its successors in interest, including Southwestern Life, misrepresented the cost of such policies and concealed the fact that premiums on such policies would substantially increase over the life of same. Further, the demand letter alleges that Southwestern Life has assumed responsibility for these policies and demands that Southwestern Life place all members of the purported class of claimants in the same position they would have been in had the policies in question performed as originally represented.
Litigation is threatened for, among other things, violation of the Texas Deceptive Trade Practices Act should Southwestern Life not provide the relief demanded.

     Southwestern Life is investigating the allegations contained in the demand letter and has not yet responded. It believes, however, that the allegations made in the demand letter are without basis and intends to defend vigorously against the demand and any subsequent litigation arising therefrom. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this matter successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

PLASTER, TRUSTEE V. SOUTHWESTERN LIFE INSURANCE COMPANY, ET AL.

     Stephen R. Plaster, Trustee of the Robert W. Plaster Irrevocable Trust, as holder of three universal life insurance policies issued by Southwestern Life on the life of Robert W. Plaster having a combined death benefit of approximately $20.9 million, brought suit against Southwestern Life in state Circuit Court located in Camden County, Missouri on May 20, 1999, claiming, in essence, that Southwestern Life committed fraud by misrepresenting the terms, characteristics and performance of its universal life insurance policies at the time of purchase. The plaintiff specifically alleges that the policies were represented to be "single premium" policies not requiring payment of any additional premiums, but that instead Southwestern Life has demanded payment of additional premiums in order to keep the policies in force. Plaintiff seeks recovery of all premiums paid to Southwestern Life to date (alleged to be approximately $2.9 million), all additional premiums demanded by Southwestern Life to date (alleged to be approximately $3.7 million), interest, punitive damages, legal fees and expenses, and reformation and specific performance of the policies.

     Southwestern Life's attempt to remove this case to federal court was unsuccessful and the case is now in the discovery stage. Southwestern Life denies plaintiff's claims and intends to defend this case vigorously. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this action successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

OTHER MATTERS

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

     Each of the definitive purchase and sale agreements the Company has consummated for Professional, the United Life Assets, KIVEX, the Career Sales Division, the Payroll Sales Division and Marketing One contain indemnification provisions which survive the closing of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company be found in breach of certain representation and warranty provisions or upon the occurrence of specified events contained in the purchase and sale agreements. The Company has purchased representations and warranty insurance to cover potential indemnification claims arising under each of the definitive purchase and sale agreements in an aggregate amount of $20.0 million for all indemnification claims.

     Southwestern Life is required, at least annually, to perform cash flow and asset adequacy analysis under differing interest rate scenarios. Based upon the results of these tests, Southwestern Life has determined that additional statutory reserves were not needed at December 31, 2000.

     The Company's insurance subsidiaries at December 31, 2000 had outstanding commitments to invest up to $4.8 million in various limited partnership funds and other investments.

     As of December 31, 2000, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as a part of the sale of the United Life Assets. The Company may be obligated to repurchase certain of the mortgages sold. At December 31, 2000, the Company had established a $1.2 million liability related to these contingencies.

     At December 31, 2000, the Company had a contingent obligation for mortgage loans previously sold aggregating $3.2 million as a result of the Company acting as a servicing conduit.

(20) REINSURANCE

     In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $500,000 on any life. Amounts not retained are ceded to other insurance enterprises or reinsurers on an automatic or facultative basis. The Company cedes varying amounts of certain accident and health policies up to 80%.

     Effective May 1, 2000, Southwestern Life and Security Life each consummated with RGA a 100% indemnity coinsurance agreement of all of their respective deferred annuity business (see Note 3).

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

                                                                            2000          1999         1998
                                                                         -----------  -----------  -----------
                                                                                      (In thousands)
     Direct policy revenues and amounts assessed
       against policyholders...........................................  $   157,664  $   423,030  $   586,317
     Reinsurance assumed...............................................          992        2,492        6,018
     Reinsurance ceded.................................................      (34,841)     (86,514)    (133,177)
                                                                         -----------  -----------  -----------
       Net premiums and amounts earned.................................  $   123,815  $   339,008  $   459,158
                                                                         ===========  ===========  ===========

     Policyholder benefits ceded......................................   $    14,892  $    70,397  $   109,079
                                                                         ===========  ===========  ===========

     Fees incurred for financial reinsurance were approximately $372,000 and $675,000 during 1999 and 1998, respectively. The Company had no financial reinsurance during 2000.

(21) RESTRUCTURING AND OTHER COSTS

     The Company has developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred during 2000 and 1999, the fourth quarter of 1998 and the first quarter of 1998.


2000 Plan

     In connection with the merger of Security Life into Southwestern Life and the consummation of the Recapitalization Plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000. Pursuant to the 2000 Plan, the Company reduced its workforce in most areas of the Company (including finance, policyholder services, marketing, information technology and human resources) by a total of 52 employees. The 2000 Plan was substantially completed as of December 31, 2000. The Company incurred restructuring costs aggregating approximately $1.0 million for the year ended December 31, 2000 associated with such restructuring.

     The following reflects the impact of activity for the year ended December 31, 2000 on the restructuring provision and accrual balance under the 2000 Plan:

                                                                        Paid or
                                                                        Charged                      Balance at
                                                          2000          Against                     December 31,
                                                        Provision      Liability     Adjustments        2000
                                                     -------------   -------------  -------------  -------------
                                                                            (In thousands)
   Severance and related benefits..................  $       1,020   $        (835) $          (7) $         178
                                                     =============   =============  =============  =============

1999 Plan

     In connection with the sale of the United Life Assets along with other non-core operations during 1999, PennCorp announced a restructuring plan in June 1999 to significantly reduce its Dallas-based staff and vacate certain office space. PennCorp incurred restructuring costs aggregating $5.3 million for the year ended December 31, 1999 associated with such restructuring.

     The following reflects the impact of activity for the years ended December 31, 1999 and 2000 on the restructuring accrual balances under the 1999 Plan:

                                         1999 Activities                         2000 Activities
                                     -----------------------                -----------------------
                                      Paid or                                Paid or
                                      Charged                 Balance at      Charged                 Balance at
                          1999        Against                 December 31,    Against                December 31,
                       Provision     Liability   Adjustments      1999      Liability   Adjustments     2000
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
                                                              (In thousands)
   Severance and
     related benefits $     3,185   $      (663) $      (148) $     2,374  $    (2,309) $       (65) $        --
   Estimated holding
     costs of vacated
     facilities.....        2,122            --           --        2,122       (1,453)         (45)         624
                      -----------   -----------  -----------  -----------  -----------  -----------  -----------
                      $     5,307   $      (663) $      (148) $     4,496  $    (3,762) $      (110) $       624
                      ===========   ===========  ===========  ===========  ===========  ===========  ===========

     The 1999 Plan provided for the termination of 50 employees consisting of divisional management and staff in Dallas over a nine-month period. The staff reduction was completed in 2000. The 1999 Plan also provided for vacating certain floors of the Company's Dallas leased offices. The restructuring provision of $2.1 million represented the estimated net present value of the rent on the office space to be vacated net of the estimated sublease rental income to be received by the Company. During the quarter ended June 30, 2000, the Company agreed to assign its lease on certain vacated office space to a third party and was released from obligations related to the vacated office space beginning January 1, 2001. As a part of this agreement, the new lessee has the use of furniture located in the vacated space but the Company retains the furniture lease obligation which totals approximately $184,000 per year through 2004. The Company adjusted the remaining accruals pursuant to these agreements.

4th Quarter 1998 Plan

     In the fourth quarter of 1998, PennCorp recorded restructuring costs aggregating approximately $9.3 million as a result of the decision to consolidate or merge substantially all of PennCorp's corporate functions into the Dallas infrastructure.

     The following reflects the impact of activity for the years ended December 31, 1998, 1999 and 2000 on the restructuring accrual balances under the fourth quarter 1998 Plan:

                          1998 Activities                   1999 Activities                    2000 Activities
                       ---------------------             ---------------------              ---------------------
                        Paid or                           Paid or                            Paid or
                        Charged              Balance at   Charged               Balance at   Charged              Balance at
                1998    Against              December 31, Against              December 31,  Against              December 31,
             Provision Liability Adjustments     1998    Liability Adjustments     1999     Liability Adjustments    2000
             --------- --------- ----------- ----------- --------- ----------- ------------ --------- ----------- ------------
                                                             (In thousands)
Severance and
   related
   benefits  $   6,259 $  (3,985)$        -- $     2,274 $  (1,396)$       189 $      1,067 $  (1,067)$        -- $         --
Estimated
   holding costs
   of vacated
   facilities    2,954    (2,954)         --          --        --          --           --        --          --           --
Estimated
   contract
   terminations
   costs.....       61       (29)         --          32       (40)          8           --        --          --           --
             --------- --------- ----------- ----------- --------- ----------- ------------ --------- ----------- ------------
             $   9,274 $  (6,968)$        -- $     2,306 $  (1,436)$       197 $      1,067 $  (1,067)$        -- $         --
             ========= ========= =========== =========== ========= =========== ============ ========= =========== ============

     The fourth quarter 1998 Plan provided for the termination of 43 employees, including substantially all of the executive and administrative employees in PennCorp's Bethesda and New York offices, based on the decision to shut down the Bethesda and New York offices by May 31, 1999. Severance payments under the fourth quarter 1998 Plan were completed in 2000. PennCorp incurred costs of $4.0 million, $1.4 million and $1.1 million which were charged against the accrual during 1998, 1999 and 2000, respectively, for terminated employees.

     The fourth quarter 1998 Plan recognized abandoned leasehold improvement costs in connection with the Company's plan to sublease or vacate the New York offices. PennCorp expensed $3.0 million principally as a result of abandoning the New York leased property.

1st Quarter 1998 Plan

     In January 1998, PennCorp acquired the SW Financial Controlling Interest and the Fickes and Stone Knightsbridge Interest. The acquisition allowed PennCorp to complete its divisional restructuring which began in 1997. PennCorp incurred restructuring costs aggregating approximately $11.8 million for the year ended December 31, 1998 associated with the divisional restructuring.

     The following reflects the impact of activity for the years ended December 31, 1998, 1999 and 2000 on the restructuring accrual balances under the first quarter 1998 Plan:

                          1998 Activities                   1999 Activities                    2000 Activities
                       ---------------------             ---------------------              ---------------------
                        Paid or                           Paid or                            Paid or
                        Charged              Balance at   Charged               Balance at   Charged              Balance at
                1998    Against              December 31, Against              December 31,  Against              December 31,
             Provision Liability Adjustments     1998    Liability Adjustments     1999     Liability Adjustments    2000
             --------- --------- ----------- ----------- --------- ----------- ------------ --------- ----------- ------------
                                                             (In thousands)
Severance and
   related
   benefits..$   3,831  $ (4,417)$     1,205 $       619 $    (297) $     (322) $        -- $      -- $        -- $         --
Estimated
   holding costs
   of vacated
   facilities.   2,205        --          --       2,205      (350)        (41)       1,814    (1,646)       (168)          --
Write-off of
   certain fixed
   assets....    1,131      (831)       (300)         --        --          --           --        --          --           --
Estimated
   contract
   terminations
   costs.....    4,600    (3,247)     (1,353)         --        --          --           --        --          --           --
             --------- --------- ----------- ----------- --------- ----------- ------------ --------- ----------- ------------
             $  11,767 $  (8,495)$      (448)$     2,824 $    (647)$      (363)$      1,814 $  (1,646)$      (168)$         --
             ========= ========= =========== =========== ========= =========== ============ ========= =========== ============

     Approximately 120 and 39 people, respectively, were terminated as a result of the decision to transfer all operations of Union Bankers to Raleigh and transfer operations of United Life from Baton Rouge to Dallas. In addition, PennCorp restructured certain of the operations in Raleigh. Certain employees in the areas of customer services, information technology, actuarial, legal, human resources and other policyholder service areas, totaling 54 people, were terminated under the Raleigh portion of the restructuring plan. The Company recognized severance costs totaling $3.8 million. The Company charged $297,000 and $4.4 million against the severance accrual during 1999 and 1998, respectively, as the result of termination payments. In addition, during 1999 and 1998 the Company adjusted the severance accrual in the amount of $322,000 and $405,000, respectively, due to the Company paying less severance costs as a result of natural attrition and other factors such as inter-company transfers of employees. During 1998, the Company also increased the severance accrual by $1.6 million as a result of the decision to terminate all 54 of Security Life's Raleigh employees.

     The first quarter 1998 Plan provided for vacating certain Dallas office space. In connection with the plan, the Company recorded estimated holding costs of vacated facilities of $2.2 million which represented the net present value of the rent on the office space to be vacated net of the estimated sublease rent to be received. During 1999 and 2000, the Company charged $350,000 and $1.6 million, respectively, of rent expense on vacated office space against the accrual.

     The first quarter 1998 Plan also recognized impairment of certain furniture, fixtures and data processing equipment totaling $1.1 million which had been utilized in the office space to be vacated. The Company charged $831,000 of such assets against the accrual during 1998.

     As part of the first quarter 1998 Plan, the Company terminated an information technology outsourcing agreement. The original contract termination fee was $4.6 million. As a result of an amendment to the termination agreement, the Company exited the agreement for a payment of $3.2 million and the remaining accrual was adjusted during 1998.

Other Costs

     PennCorp incurred approximately $6.3 million of pre-tax period costs ("period costs") associated with the corporate restructuring for the year ended December 31, 1998. Such costs are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) as underwriting and other administrative expenses. The Company did not incur period costs during 2000 and 1999.

(22) FINANCIAL INSTRUMENTS

     The following is a summary of the carrying value and fair value of the Company's financial instruments at December 31, 2000 and 1999:

                                                                    2000                      1999
                                                          -----------------------    -----------------------
                                                           Carrying       Fair        Carrying       Fair
                                                             Value        Value        Value         Value
                                                          ----------    ---------    ----------   ----------
                                                                                (In thousands)
Assets:
Cash and cash equivalents................................ $   59,956    $  59,956    $  141,636   $  141,636
Fixed maturities.........................................  1,474,583    1,474,583     2,363,690    2,363,690
Equity securities........................................        420          420         2,008        2,008
Mortgage loans...........................................      9,967        9,967        20,032       20,285
Policy loans.............................................    147,373      147,373       197,287      197,287
Other investments........................................     24,841       24,841        26,570       26,570
Accounts and notes receivable............................        780          780        11,935       11,935

Notes payable............................................     84,000       84,000       279,646      262,441
Universal life and investment contract liabilities.......  1,539,501    1,325,693     1,881,408    1,650,444

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

     Other   Investments:   Other  investments   consist  primarily  of  limited
     partnerships. Carrying value represents the underlying equity of the limited partnerships at cost which approximates fair value.

     Notes Payable: The carrying value for outstanding notes payable other than the senior subordinated notes approximates the fair value as they carry variable interest rates of interest which adjust at least every 90 days. The fair value of the senior subordinated notes as of December 31, 1999 was determined based upon quotes from market makers.

     Universal Life and Investment Contract Liabilities: The fair value of accumulation products approximates their cash surrender value.

(23) UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

2000 Quarter-ended                                      March 31        June 30      September 30    December 31
---------------------------------------------------    ----------    ------------    ------------    -----------
Total revenues.....................................    $   73,222    $     52,837    $     63,140    $    62,099
Net loss ..........................................    $  (28,087)   $    (34,852)   $     (1,400)   $    (4,771)
Net loss per share of common stock--basic(1).......    $    (3.10)   $      (3.85)   $      (0.15)   $     (0.53)
Net loss per share of common stock--diluted(1).....    $    (3.10)   $      (3.85)   $      (0.15)   $     (0.53)

1999 Quarter-ended                                      March 31        June 30      September 30    December 31
---------------------------------------------------    ----------    ------------    ------------    -----------

Total revenues.....................................    $  214,099    $    205,171    $    112,806    $   104,564
Net loss ..........................................    $  (41,655)   $    (19,216)   $    (28,098)   $  (111,743)
Net loss per share of common stock--basic(1).......    $    (4.60)   $      (2.12)   $      (3.10)   $    (12.34)
Net loss per share of common stock--diluted(1).....    $    (4.60)   $      (2.12)   $      (3.10)   $    (12.34)
---------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning  of 1999 and the  computation  of loss per share does not include the preferred stock dividend requirements.

     The Company's fourth quarter 2000 loss primarily resulted from a decrease in deferred policy acquisition costs of approximately $6.5 million and an increase in policy liabilities of approximately $1.0 million as a result of correcting the method of calculation to properly incorporate the effects of reinsurance on certain term life policies. These adjustments resulted in a loss of approximately $7.5 million during the fourth quarter.

     The Company's fourth quarter 1999 reported loss primarily resulted from an impairment of intangibles totaling $95.5 million. The Company evaluated the intangible assets of the Payroll Sales Division based upon the proceeds received from the sale of the Payroll Sales Division on February 4, 2000 (see Note 3). The Company increased the valuation allowances associated with tax assets by $17.9 million as the result of the increased likelihood that certain operating losses and capital loss carryforwards would not be utilized and the impact or potential impact of a "change in control" as defined by the Internal Revenue Code Section 382.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, except that the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K and set forth in such Proxy Statement is specifically not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents

     1. The financial statements of Southwestern Life Holdings, Inc. and Subsidiaries set forth on pages 51 through 95, and the Independent Auditors Report set forth on page 50 hereof are in response to the information required by this Item.

     2.   An index to the financial  statement schedules required to be filed by
          Item 8 of this Report on Form 10-K is set forth immediately before the attached financial statement schedules on page 103 of this filing.

     3.   Exhibits

           2.1 Amended and Restated Purchase Agreement dated as of July 2, 1999, among Universal American Financial Corp., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Pennsylvania Life Insurance Company, Southwestern Financial Corporation, Constitution Life Insurance Company, and PennCorp Financial Services, Inc. (3)

           2.2 Stock Purchase Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and Pacific Life and Accident Insurance Company. (5)

           2.3 Agreement dated as of December 31, 1998 between GE Financial Assurance Holdings, Inc. and PennCorp Financial Group, Inc. (5)

           2.4 Purchase Agreement dated February 21, 1999, among ING America Insurance Holdings, Inc., PennCorp Financial Group, Inc., Pacific Life and Accident Insurance Company, Marketing One Financial Corporation and Marketing One, Inc. (4)

           2.5 Purchase Agreement dated June 11, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (6)

           2.6 First Amendment to Stock Purchase Agreement dated as of June 30, 1999, by and between PennCorp Financial Services, Inc. and Allegiance Telecom, Inc. (3)

           2.7 Stock Purchase Agreement, dated as of January 8, 2000, by and between Pioneer-Occidental Holdings Company and American-Amicable Holdings Corporation (7)

           2.8 Amendment to Stock Purchase Agreement dated as of February 4, 2000, by and between American-Amicable Holdings Corporation and Pioneer-Occidental Holdings Company. (8)

           2.9 Stock Purchase Agreement, dated as of January 7, 2000, between Reassure America Life Insurance Company and PennCorp Financial Group, Inc. (7)

          2.10 Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Registrant. (13)

           3.1 Amended and Restated Certificate of Incorporation of Southwestern Life Holdings, Inc. (2)

           3.2 Amended and Restated Bylaws of Southwestern  Life Holdings,  Inc.
               (2)

           4.1 Form of Specimen Stock Certificate for the Common Stock of Southwestern Life Holdings, Inc. (2) (See also Articles of Incorporation filed herewith as Exhibit 3.1)

           4.2 Surplus Debenture Number Seven in the original principal amount of $150,000,000, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated as of July 30, 1999. (10)

           4.3 Amendment to Surplus Debenture Number Seven in the principal amount of $150,000,000 by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated June 13, 2000. (15)

           4.4 Surplus Debenture Number Eight in the original principal amount of $35,000,000, issued by Pacific Life and Accident Insurance Company to Southwestern Financial Corporation, dated January 31, 2000. (12)

           4.5 $95.0 million Senior Credit Agreement, dated June 13, 2000, among the Registrant, as Borrower, the lenders party thereto and ING (U.S.) Capital, LLC as Administrative Agent. (13)

           4.6 First Amendment, dated as of August 8, 2000, to $95.0 million Senior Credit Agreement, dated as of June 13, 2000, among the Registrant, as Borrower, the lenders party thereto and ING (U.S.) Capital, LLC as Administrative Agent. (1)

           4.7 Second Amendment, dated as of March 14, 2001, to $95.0 million Senior Credit Agreement among the Registrant, as Borrower, the lenders party thereto and ING (U.S.) Capital, LLC as Administrative Agent. (1)

          10.1 Executive Employment Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Keith A. Maib.* (8)

          10.2 Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Keith A. Maib.* (8)

          10.3 Executive Employment Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and James P. McDermott.*
               (8)

          10.4 Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and James P. McDermott.* (8)

          10.5 Executive Employment Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Scott D. Silverman.*
               (8)

          10.6 Agreement dated January 28, 2000, by and between PennCorp Financial Group, Inc. and Scott D. Silverman.* (8)

          10.7 Agreement dated September 9, 1999 between David C. Smith, chairman of the Board of the Company and PennCorp Financial Group, Inc.* (9)

          10.8 Executive Stock and Employment Agreement dated as of June 13, 2000, between the Registrant and Bernard Rapoport.* (13)

          10.9 Employment Agreement dated as of June 13, 2000, between the Registrant and Steve Johnson.* (13)

         10.10 Separation Agreement dated as of August 1, 2000, between the Registrant and Steve Johnson.* (14)

         10.11 Employment Agreement dated as of June 13, 2000, between the Registrant and David Little.* (13)

         10.12 Employment Agreement dated as of June 13, 2000, between the Registrant and Ron Archer.* (13)

         10.13 Employment Agreement dated as of June 13, 2000, between the Registrant and David Commons.* (13)

         10.14 Consulting Agreement dated as of June 13, 2000, between the Registrant and John Sharpe.* (13)

         10.15 Option Agreement dated June 13, 2000, between the Registrant and John Sharpe.* (13)

         10.16 Consulting Agreement dated as of June 13, 2000, between the Registrant and William McCormick.* (13)

         10.17 Offer  Letter   dated  as  of  March  15,  2000,   by  and  among
               Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC, Bernard Rapoport, John Sharpe and PennCorp Financial Goup, Inc. (11)

         10.18 Offer Supplement Letter dated as of March 20, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC, Bernard Rapoport, John Sharpe and PennCorp Financial Group, Inc. (11)

         10.19 Equity Commitment Letter dated as of March 15, 2000 by Bernard Rapoport. (11)

         10.20 Equity Commitment Letter dated as of March 15, 2000 by John Sharpe. (11)

         10.21 Revised Standby Underwriting Commitment Letter dated as of March 22, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC and PennCorp Financial Group, Inc. (11)

         10.22 Amended and Restated Escrow Agreement dated as of March 21, 2000, by and among Inverness/Phoenix Capital, LLC, Vicuna Advisors, LLC, PennCorp Financial Group, Inc., Bernard Rapoport, John Sharpe and Citibank N.A., as the escrow agent. (11)

         10.23 Lock-Up Agreement dated as of March 15, 2000, by and between PennCorp Financial Group, Inc. and certain preferred stockholders listed therein. (11)

         10.24 Subscription Agreement dated as of June 13, 2000, among the Registrant, Bernard Rapoport, SLM Investment, LP, Sharpe Taylor Investments, Ltd, and JTS Family Limited Partnership #14. (13)

         10.25 Registration Agreement dated as of June 13, 2000, among the Registrant, Inverness/Phoenix Capital LLC, Bernard Rapoport, SLM Investment, LP, Sharpe Taylor Investments, Ltd, JTS Family Limited Partnership #14, John Sharpe and Steve Johnson. (13)

         10.26 Basic  Lease,  dated as of March 27, 1997,  between  Southwestern
               Financial   Services   Corporation   and  Maxus   Tower   Limited
               Partnership. (1)

         10.27 Assignment  and  Assumption  of  Lease  Obligations  dated  as of
               August  15,  2000   between   Southwestern   Financial   Services
               Corporation and Middleberg, Riddle & Gianna. (16)

         10.28 Consent to Partial Assignment and Lease Amendment No. 1 dated as of August 30, 2000 between Southwestern Financial Services Corporation and Middleberg, Riddle & Gianna. (16)

         10.29 Letter Agreement fixing effective date of Consent to Partial Assignment and Lease Amendment No. 1 dated as of September 19, 2000 between Southwestern Financial Services Corporation and BRE/Maxus. (16)

            11 Computation of Loss Per Share (1)

            21 List of subsidiaries of Registrant (1)

FOOTNOTES

           *   Management Compensation Related Agreements.

          (1)  Filed herewith.

          (2) Such exhibit is incorporated by reference to the Registration of Certain Classes of Securities on Form 8-A of Southwestern Life Holdings, Inc. filed with the Securities and Exchange Commission on June 13, 2000.

          (3) Such exhibit is incorporated by reference to the Form 8-K dated June 25, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on July 13, 1999 relating to the sale of the Career Sales Division and related assets, First Amendment to Stock Purchase Agreement; and Amendment No's. 7, 8, 9 and 10 to Credit Agreement.

          (4) Such exhibit is incorporated by reference to the Form 8-K dated March 31, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on April 5, 1999 relating to the sale of the United Life & Annuity Insurance Company, CyberLink Development, Inc., UC Mortgage Corp., United Variable Services, Inc. and certain assets of Marketing One, Inc.; and Amendment No. 6 to Credit Agreement

          (5) Such exhibit is incorporated by reference to the Form 8-K dated January 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 11, 1999 relating to the sale of Pennsylvania Life Insurance Company, Union Bankers Insurance Company and related entities, the sale of Professional Insurance Company, and Amendment No. 5 to Credit Agreement.

          (6) Such exhibit is incorporated by reference to the Form 8-K dated June 11, 1999 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on June 18, 1999 relating to the sale of Kivex, Inc.

          (7) Such exhibit is incorporated by reference to the Form 8-K dated January 10, 2000 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on January 10, 2000 relating to the sale of Pioneer Security Life Insurance Company, Occidental Life Insurance Company, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company; and the sale of Southwestern Life Insurance Company and Security Life and Trust Insurance Company.

          (8) Such exhibit is incorporated by reference to the Form 8-K dated February 4, 2000 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on February 11, 2000 relating to the sale of Pioneer Security Life Insurance Company, Occidental Life Insurance Company, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company; and new Agreements and Executive Employment Agreements for Keith A. Maib, James P. McDermott and Scott D. Silverman.

          (9) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 1999 of PennCorp Financial Group, Inc.

          (10) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 1999 of PennCorp Financial Group, Inc.

          (11) Such exhibit is incorporated by reference to the Form 8-K dated March 23, 2000 which was filed with the Securities and Exchange Commission by PennCorp Financial Group, Inc. on March 30, 2000 relating to the recapitalization transaction which was approved by the Bankruptcy Court for the District of Delaware.

          (12) Such exhibit is incorporated by reference to the annual Report on Form 10-K for the fiscal year ended December 31, 1999 of PennCorp Financial Group, Inc.

          (13) Such exhibit is incorporated by reference to the Form 8-K dated June 13, 2000 which was filed with the Securities and Exchange Commission by Southwestern Life Holdings, Inc. on June 20, 2000 relating to the consummation of the reorganization of PennCorp Financial Group, Inc.

          (14) Such exhibit is incorporated by reference to the Form 8-K dated August 1, 2000 which was filed with the Securities and Exchange Commission by Southwestern Life Holdings, Inc. on August 7, 2000 relating the resignation of Steve Johnson.

          (15) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2000 of Southwestern Life Holdings, Inc.

          (16) Such exhibit is incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2000 of Southwestern Life Holdings, Inc.

     (b)  Reports on Form 8-K.

          On December 12, 2000, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 the upgrading of the financial strength rating of Southwestern Life Insurance Company to B++ (Very Good) from B+ (Very Good) by the A.M. Best Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, Southwestern Life Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHWESTERN LIFE HOLDINGS, INC.
                                  (Registrant)


                                   By:  /s/ Bernard Rapoport
                                      ------------------------------------------
                                        Bernard Rapoport
                                        President and Chief Executive Officer

                                   Date: April 9, 2001


                                   By:  /s/ David A. Commons
                                      ------------------------------------------
                                        David A. Commons
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                                   Date: April 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James C. Comis, III
---------------------------
James C. Comis, III
Director

Date: April 9, 2001


/s/ Frank W. Harrison
---------------------------
Frank W. Harrison
Director

Date: April 9, 2001


/s/ Larry D. Jaynes
---------------------------
Larry D. Jaynes
Director

Date: April 9, 2001


/s/ Bernard Rapoport
---------------------------
Bernard Rapoport
Chairman of the Board and Director

Date: April 9, 2001


/s/ John T. Sharpe
---------------------------
John T. Sharpe
Director

Date: April 9, 2001


/s/ Robert N. Sheehy, Jr.
----------------------------
Robert N. Sheehy, Jr.
Director

Date: April 9, 2001

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Reference is made to data appearing on pages 51 through 95, and to the Independent Auditors' Report appearing on page 50 hereof.

 Schedules:*                                                                Page
 ---------                                                                  ----

 Independent Auditors' Report - Financial Statement Schedules................104

 Schedule II Condensed Financial Information of Registrant...................105
 Schedule III Supplementary Insurance Information............................108
 Schedule IV Reinsurance.....................................................109
 Schedule V Valuation and Qualifying Accounts................................110

* All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes hereto or in other schedules.

INDEPENDENT AUDITORS' REPORT

     The Shareholders and Board of Directors of Southwestern Life Holdings, Inc.

     Under date of April 8, 2001, we reported on the consolidated balance sheets of Southwestern Life Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP
Dallas, Texas
April 8, 2001

                                                                     SCHEDULE II

                        SOUTHWESTERN LIFE HOLDINGS, INC.
                              (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                        As of December 31, 2000 and 1999
                                 (In thousands)

                                                                                          2000           1999
                                                                                      -----------    -----------
ASSETS
   Investments:
     Investment in subsidiaries.....................................................  $   256,527   $    435,077
     Notes receivable from subsidiaries.............................................           --          7,665
                                                                                      -----------    -----------
       Total investments............................................................      256,527        442,742

   Cash and cash equivalents........................................................        2,713         10,478
   Deferred debt issuance costs.....................................................        2,937          2,051
   Other assets.....................................................................        3,038            221
                                                                                      -----------    -----------
       Total assets.................................................................  $   265,215    $   455,492
                                                                                      ===========    ===========
LIABILITIES
   Notes payable....................................................................  $    84,000    $   279,646
   Due to (from) subsidiaries.......................................................          (12)         2,552
   Accrued expenses and other liabilities...........................................       13,669         20,328
                                                                                      -----------    -----------
       Total liabilities............................................................       97,657        302,526
                                                                                      -----------    -----------
SHAREHOLDERS' EQUITY
   $3.375 Convertible preferred stock...............................................           --        120,216
   $3.50 Series II convertible preferred stock......................................           --        151,736
   Common stock, $.01 par value; authorized 15,000,000;
     issued and outstanding 9,059,000...............................................           91             --
   Common stock, $.01 par value; authorized 100,000,000;
     issued and outstanding 30,143,416..............................................           --            303
   Additional paid in capital.......................................................      724,726        428,974
   Accumulated other comprehensive income...........................................      (30,206)       (62,712)
   Accumulated deficit..............................................................     (527,053)      (453,487)
   Treasury shares..................................................................           --        (30,829)
   Notes receivable and other assets secured by common stock........................           --         (1,235)
                                                                                      -----------    -----------
       Total shareholders' equity...................................................      167,558        152,966
                                                                                      -----------    -----------
       Total liabilities and shareholders' equity...................................  $   265,215    $   455,492
                                                                                      ===========    ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                        SOUTHWESTERN LIFE HOLDINGS, INC.
                              (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                          2000            1999           1998
                                                                       -----------    -----------    -----------
Revenue:
   Interest income from subsidiaries.................................  $        65    $    19,349    $    19,663
   Other interest income.............................................          333            754          2,865
   Net gains from sale of investments................................           64             --            577
   Net loss from sale of subsidiaries................................          (14)        (1,898)            --
   Other income......................................................          114            143            589
                                                                       -----------    -----------    -----------
       Total revenue.................................................          562         18,348         23,694
                                                                       -----------    -----------    -----------
Operating expenses:
   General and administrative expenses...............................       23,160         20,116         19,429
   Interest and amortization of deferred debt issuance costs.........       15,576         40,176         42,730
   Restructuring charges.............................................           --             30          4,529
   Impairment provision associated with assets of
     Businesses Held for Sale........................................           --             --          9,000
                                                                       -----------    -----------    -----------
       Total operating expenses......................................       38,736         60,322         75,688
                                                                       -----------    -----------    -----------

Loss before income tax benefits, equity in earnings (loss)
   of subsidiaries and extraordinary charge..........................      (38,174)       (41,974)       (51,994)
     Income taxes (benefit)..........................................        9,500         (1,249)        (3,132)
                                                                       -----------    -----------    -----------
Loss before equity in losses of subsidiaries and extraordinary charge      (47,674)       (40,725)       (48,862)
     Equity in losses of subsidiaries................................      (18,993)      (159,987)      (374,068)
                                                                       -----------    -----------    -----------
Loss before extraordinary item.......................................      (66,667)      (200,712)      (422,930)
Extraordinary charge.................................................       (2,443)            --             --
                                                                       -----------    -----------    -----------
   Net loss..........................................................  $   (69,110)   $  (200,712)   $  (422,930)
                                                                       ===========    ===========    ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II
                        SOUTHWESTERN LIFE HOLDINGS, INC.
                              (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                          2000            1999           1998
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Loss before extraordinary........................................   $   (66,667)   $  (200,712)   $  (422,930)
   Adjustments to reconcile net loss to net cash
     provided (used) in operating activities:
       Amortization of intangibles and depreciation..................        1,232          4,010          1,966
       Impairment provision associated with assets of
         Businesses Held for Sale....................................           --             --          9,000
       Equity in (earnings) losses of subsidiaries...................       18,993        159,987        374,068
       Increase (decrease) in liabilities and due to subsidiaries....       (3,313)        (1,839)        (6,164)
       Loss on sale of subsidiaries..................................           14          1,898             --
       Other, net....................................................       (3,120)         3,914          2,644
                                                                       -----------    -----------    -----------
         Net cash used by operations.................................      (52,861)       (32,742)       (41,416)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Acquisition of businesses.........................................           --             --        (73,858)
   Purchase of equity security.......................................           --             --         (5,000)
   Sale of equity security...........................................           --             --         30,500
   Settlement on sale of subsidiaries................................           --         (9,002)            --
   Collections on mortgage loans.....................................           --          1,238             --
   Sale of mortgage loans and limited partnerships...................           64         10,238             --
   Principal payment on notes receivable from subsidiaries...........           --        204,211             --
   Dividends received from subsidiaries..............................      198,693        120,549         44,327
   Capital contributions to subsidiaries.............................           --        (27,668)        (7,853)
   Other, net........................................................           --             --            712
                                                                       -----------    -----------    -----------
       Net cash provided (used) by investing activities..............      198,757        299,566        (11,172)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of notes payable.........................................       89,000             --        203,000
   Issuance of common stock..........................................       46,004             --              3
   Reduction of notes payable........................................     (285,792)      (269,000)      (126,015)
   Payments of debt issuance costs...................................       (3,413)            --             --
   Dividends.........................................................           --             --        (13,372)
   Other, net........................................................           --             --         (2,838)
                                                                       -----------    -----------    -----------
       Net cash used by financing activities.........................     (154,201)      (269,000)        60,778
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash......................................       (8,305)        (2,176)         8,190
Cash and cash equivalents at beginning of year.......................       10,478         12,654          4,464
                                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year.............................  $     2,173    $    10,478    $    12,654
                                                                       ===========    ===========    ===========
Supplemental Disclosure:
   Interest paid.....................................................  $    16,748    $    38,014    $    37,849
   Taxes paid (refunded).............................................           --            (55)          (213)
Non-cash financing activities:
   Stock received in consideration for notes receivable..............          959             --             --
   Cancellation of preferred stock and related dividends in
     exchange for common stock.......................................      279,746             --             --
   Cancellation of common stock and treasury shares..................          931             --             --
   Issuance of stock grants..........................................        1,050             --             --
   Stock options issued to consultants and former
     president of the Company........................................          501             --             --
   Redemption of Series C Preferred Stock............................           --             --         22,227
   Debt assumed with acquisition.....................................           --             --        115,015
   Issuance of common stock associated with the acquisition of the
     Fickes and Stone Knightsbridge Interests........................           --             --          8,500
   Accrued and unpaid preferred stock dividends......................           --         17,825          4,457
   Reissuance of treasury stock......................................           --          1,562             --
   Other ............................................................           --             --            261

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III


                        SOUTHWESTERN LIFE HOLDINGS, INC.

                       SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                     Future
                                     Policy                                            Amorti-
                                    Benefits                              Benefits,   zation of
                       Deferred      Losses,                               Claims,    Deferred
                        Policy       Claims                    Net        Losses &     Policy        Other
                     Acquisition     & Loss      Premium    Investment   Settlement  Acquisition   Operating
                        Costs       Expenses     Revenue      Income      Expenses      Costs       Expenses
                     ----------   -----------  ----------   ----------   ----------   ---------    ----------
2000
Accident and
   health........... $      636   $     4,490  $    1,899   $      355   $    1,354   $     176    $       --
Life ...............     62,897     1,671,674     120,676      105,880      173,160      21,382        48,019
Annuities...........         19       514,726       1,240       33,022       23,672          30        19,215
                     ----------   -----------  ----------   ----------   ----------   ---------    ----------
   Total...........  $   63,552   $ 2,190,890  $  123,815   $  139,257   $  198,186   $  21,588    $   67,234
                     ==========   ===========  ==========   ==========   ==========   =========    ==========

1999
Accident and
   health........... $      456   $    27,503  $  106,411   $   14,559   $   74,079   $   6,957    $   53,537
Life ...............    109,042     2,061,540     226,110      160,218      242,903      32,618        80,591
Annuities...........      4,228       667,914       6,487       82,823       60,605       2,992        17,252
                     ----------   -----------  ----------   ----------   ----------   ---------    ----------
   Total............ $  113,726   $ 2,756,957  $  339,008   $  257,600   $  377,587   $  42,567    $  151,380
                     ==========   ===========  ==========   ==========   ==========   =========    ==========

1998
Accident and
   health........... $       --   $    24,190  $  216,219   $   25,826   $  160,135   $  27,251    $  107,772
Life ...............    136,420     2,064,035     234,540      174,249      267,074      46,926       101,245
Annuities...........      3,288       731,436       8,399      168,977      114,553       2,775        22,819
                     ----------   -----------  ----------   ----------   ----------   ---------    ----------
   Total...........  $  139,708   $ 2,819,661  $  459,158   $  369,052   $  541,762   $  76,952    $  231,836
                     ==========   ===========  ==========   ==========   ==========   =========    ==========

                  See accompanying independent auditors' report

                                                                     SCHEDULE IV

                        SOUTHWESTERN LIFE HOLDINGS, INC.

                                   REINSURANCE
              For the years ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                                                                                                     Percentage
                                                         Ceded to       Assumed                      Of Amount
                                           Gross           Other      from Other          Net          Assumed
                                          Amount         Companies     Companies         Amount        to Net
                                       -------------  ------------  --------------   -------------- ------------
Year ended December 31, 2000:
     Life insurance in force.........  $  11,416,403  $  2,708,936  $          815   $    8,708,282
                                       =============  ============  ==============   ==============

Premiums:
     Accident and health insurance...  $       4,352  $      3,512  $           --   $          840        --%
     Life insurance/annuities........        153,312        31,329             992          122,975       0.8%
                                       -------------  ------------  --------------   --------------
                                       $     157,664  $     34,841  $          992   $      123,815
                                       =============  ============  ==============   ==============

Year ended December 31, 1999:
     Life insurance in force......... $  29,573,138   $  5,511,902  $    1,090,479   $   25,151,715
                                      =============   ============  ==============   ==============

Premiums:
     Accident and health insurance... $     162,027   $     55,376  $           (9)  $      106,642        --%
     Life insurance/annuities........       261,003         31,138           2,501          232,366       1.1%
                                      -------------   ------------  --------------   --------------
                                      $     423,030   $     86,514  $        2,492   $      339,008
                                      =============   ============  ==============   ==============

Year ended December 31, 1998:
     Life insurance in force......... $  35,350,735   $  5,501,096  $    1,325,067   $   31,174,706
                                      =============   ============  ==============   ==============

Premiums:
     Accident and health insurance... $     310,477   $     96,770  $        2,047   $      215,754       0.9%
     Life insurance/annuities........       275,840         36,407           3,971          243,404       1.6%
                                      -------------   ------------  --------------   --------------
                                      $     586,317   $    133,177  $        6,018   $      459,158
                                      =============   ============  ==============   ==============

                 See accompanying independent auditors' report.

                                                                      SCHEDULE V

                        SOUTHWESTERN LIFE HOLDINGS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                                      Balance at      Charge to      Charge to                     Balance at
                                       Beginning      Cost and         Other                        End of
                                       Of Period      Expenses       Accounts       Deductions      Period
                                       ---------      --------       --------       ----------     ---------
2000:
Mortgage loans on real estate......... $     682      $     --       $     --       $     (682)    $      --
Accounts and notes receivable.........     5,910           300             --           (3,696)        2,514

1999:
Mortgage loans on real estate......... $   4,295      $     --       $  3,494       $    7,107     $     682
Accounts and notes receivable.........     6,201         1,250             --            1,541         5,910

1998:
Mortgage loans on real estate......... $   6,721(a)   $ 11,425       $     --       $   13,851(b)  $   4,295
Unearned loan charges.................     1,569            --             --            1,569(b)         --
Accounts and notes receivable.........     9,205(a)      4,449             --            7,453(b)      6,201

--------------
(a)  Includes amounts recorded as a purchase GAAP adjustment in conjunction with the acquisition of SW Financial.
(b)  Includes amounts transferred to assets of Businesses Held for Sale.


                 See accompanying independent auditors' report.

                                                                      EXHIBIT 11

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE
                                 (In thousands)

                                                            For the Years Ended December 31,
                                                       ----------------------------------------
                                                           2000           1999         1998
                                                       ------------  ------------  ------------
Basic net loss:
   Loss before extraordinary charge..................  $    (66,667) $   (200,712) $   (421,259)
   Extraordinary charge..............................        (2,443)           --        (1,671)
                                                       ------------  ------------  ------------
                                                       $    (69,110) $   (200,712) $   (422,930)
                                                       ============  ============  ============
Diluted net loss:
   Loss before extraordinary charge..................  $    (66,667) $   (200,712) $   (421,259)
   Extraordinary charge..............................        (2,443)           --        (1,671)
                                                       ------------  ------------  ------------
                                                       $    (69,110) $   (200,712) $   (422,930)
                                                       ============  ============  ============
Basic(1):
   Average shares outstanding during the period......         9,059         9,059         9,059
                                                       ============  ============  ============
Diluted(1):
   Average shares outstanding during the period......         9,059         9,059         9,059
                                                       ============  ============  ============
---------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of 1998.