Form 10-Q
period 2001-03-31
SOUTHWESTERN LIFE HOLDINGS INC
filed 2001-05-14
CIK 890449

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

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ___ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of Common Stock shares outstanding as of May 11, 2001, was 9,059,000.






--------------------------------------------------------------------------------

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I-- FINANCIAL INFORMATION
         Item 1. Financial Statements..........................................3
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations and
                    Comprehensive Income (Loss)................................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Unaudited Consolidated Financial Statements.........6
                  Independent Auditors' Review Report.........................15
         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................16
         Item 3. Quantitative and Qualitative Disclosures About Market Risk...25

PART II-- OTHER INFORMATION
         Item 1. Legal Proceedings............................................26
         Item 6. Exhibits and Reports on Form 8-K.............................30

SIGNATURE

INDEX TO EXHIBITS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      March 31,     December 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
                                                                                     (Unaudited)
ASSETS:
Investments:
   Fixed maturities available for sale, at fair value.............................  $  1,495,231   $  1,474,583
   Equity securities available for sale, at fair value............................           416            420
   Mortgage loans on real estate, net.............................................         9,648          9,967
   Policy loans...................................................................       146,438        147,373
   Other investments..............................................................        24,647         24,841
                                                                                    ------------   ------------
     Total investments ...........................................................     1,676,380      1,657,184
Cash and cash equivalents.........................................................        68,580         59,956
Accrued investment income.........................................................        21,525         23,494
Accounts and notes receivable.....................................................           727            780
Present value of insurance in force...............................................        82,311         85,982
Deferred policy acquisition costs.................................................        63,919         63,552
Costs in excess of net assets acquired............................................        68,651         76,336
Income taxes, primarily deferred..................................................        71,683         74,834
Due from reinsurers...............................................................       420,909        431,253
Other assets......................................................................        39,088         49,406
                                                                                    ------------   ------------
     Total assets ................................................................  $  2,513,773   $  2,522,777
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities and accruals................................................  $  2,189,742   $  2,190,890
   Notes payable..................................................................        84,261         84,000
   Accrued expenses and other liabilities.........................................        72,178         80,329
                                                                                    ------------   ------------
     Total liabilities                                                                 2,346,181      2,355,219
                                                                                    ------------   ------------

Shareholders' equity:
Common stock, $.01 par value; authorized 15,000,000; issued and outstanding
   9,059,000......................................................................            91             91
Additional paid-in capital........................................................       724,726        724,726
Accumulated other comprehensive loss, net of income tax benefits..................       (17,925)       (30,206)
Accumulated deficit...............................................................      (539,300)      (527,053)
                                                                                    ------------   ------------
     Total shareholders' equity...................................................       167,592        167,558
                                                                                    ------------   ------------
     Total liabilities and shareholders' equity ..................................  $  2,513,773   $  2,522,777
                                                                                    ============   ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
REVENUES:
   Premiums.......................................................................  $       3,907  $       9,829
   Interest sensitive policy product charges......................................         24,567         29,057
   Net investment income..........................................................         30,169         43,123
   Other income...................................................................          2,014          2,355
   Net gains (losses) from the sale of investments................................         (3,473)        (2,759)
   Net gains (losses) from sales of subsidiaries..................................             --         (8,383)
                                                                                    -------------  -------------
       Total revenues.............................................................         57,184         73,222
                                                                                    -------------  -------------

BENEFITS AND EXPENSES:
   Policyholder benefits..........................................................         50,132         57,256
   Amortization of present value of insurance in force and
     deferred policy acquisition costs............................................          3,809          9,135
   Amortization of costs in excess of net assets acquired.........................            847            847
   Underwriting and other administrative expenses.................................          8,433         27,047
   Interest and amortization of deferred debt issuance costs......................          2,508          6,186
   Impairment of intangibles associated with agreement to sell Company............          6,837             --
                                                                                    -------------  -------------
       Total benefits and expenses................................................         72,566        100,471
                                                                                    -------------  -------------
Loss before income taxes..........................................................        (15,382)       (27,249)
   Income taxes (benefits)........................................................         (3,135)           838
                                                                                    -------------  -------------
Net loss .........................................................................  $     (12,247) $     (28,087)
                                                                                    =============  =============

PER SHARE INFORMATION(1):
Basic:
   Net loss.......................................................................  $       (1.35) $       (3.10)
                                                                                    =============  =============
Common shares used in computing basic loss per share..............................          9,059          9,059
                                                                                    =============  =============
Diluted:
   Net loss.......................................................................  $       (1.35) $       (3.10)
                                                                                    =============  =============
Common shares used in computing diluted loss per share............................          9,059          9,059
                                                                                    =============  =============
----------------
(1)  Restated   to   reflect   outstanding   common   shares   as  a  result  of
     recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the  computation of loss per share does not include the preferred stock dividend requirements.

COMPREHENSIVE INCOME (LOSS) INFORMATION:
   Net loss.......................................................................  $     (12,247) $     (28,087)
                                                                                    -------------  -------------
   Other comprehensive income (loss), before tax:
     Unrealized losses on securities:
       Unrealized holding gains (losses) during the period........................         15,419           (202)
       Reclassification adjustment for losses included in net loss................          3,473          2,759
       Reclassification adjustment resulting from sale of subsidiaries............             --         15,206
                                                                                    -------------  -------------
                                                                                           18,892         17,763
   Income tax related to items of other comprehensive income......................         (6,611)        (6,215)
                                                                                    -------------  -------------
   Other comprehensive income, net of tax.........................................         12,281         11,548
                                                                                    -------------  -------------
   Comprehensive income (loss)....................................................  $          34  $     (16,539)
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
Cash flows from operating activities:
   Net loss.......................................................................  $     (12,247) $     (28,087)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Net (gain) loss from sales of subsidiaries.................................             --          8,383
       Impairment of intangibles associated with agreement to sell Company........          6,837             --
       Capitalization of deferred policy acquisition costs........................         (2,458)        (7,459)
       Amortization of present value of insurance in force, deferred policy
         acquisition costs, intangibles, depreciation and accretion, net..........          3,654          8,914
       Decrease in policy liabilities, accruals and other policyholder funds......         (1,442)        (9,190)
       Deferred income tax benefit................................................         (3,150)          (775)
       Other, net.................................................................         16,437         18,158
                                                                                    -------------  -------------
           Net cash provided (used) by operating activities.......................          7,631        (10,056)
                                                                                    -------------  -------------

Cash flows from investing activities:
   Cash received from sales of subsidiaries, net of cash and cash equivalents of
     $38,877 of subsidiaries sold in 2000.........................................             --         64,449
   Purchases of fixed maturity securities available for sale......................       (130,754)       (73,587)
   Maturities of fixed maturity securities available for sale.....................         14,350         44,573
   Sales of fixed maturity securities available for sale..........................        114,718         36,018
   Principal collected on mortgage loans..........................................            319          2,645
   Other, net.....................................................................           (280)        (2,662)
                                                                                    -------------  -------------
       Net cash provided (used) by investing activities...........................         (1,647)        71,436
                                                                                    -------------  -------------

Cash flows from financing activities:
   Additional borrowings..........................................................          5,000             --
   Payments on notes payable......................................................         (4,739)      (100,000)
   Receipts from interest sensitive policies credited to
     policyholder account balances................................................         21,736         37,846
   Return of policyholder account balances on interest sensitive products.........        (19,357)       (65,099)
                                                                                    -------------  -------------
       Net cash provided (used) by financing activities...........................          2,640       (127,253)
                                                                                    -------------  -------------
       Net increase (decrease) in cash............................................          8,624        (65,873)
Cash and cash equivalents at beginning of period..................................         59,956        141,636
                                                                                    -------------  -------------
Cash and cash equivalents at end of period........................................  $      68,580  $      75,763
                                                                                    =============  =============

Supplemental disclosures:
     Income taxes paid............................................................  $         325  $          --
                                                                                    =============  =============
     Interest paid................................................................  $       2,139  $       3,493
                                                                                    =============  =============

Non-cash financing activities:
     Accrued and unpaid preferred stock dividends.................................  $          --  $       4,456
                                                                                    =============  =============
     Stock received in consideration for notes receivable.........................  $          --  $         621
                                                                                    =============  =============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (In thousands, except share amounts and per share amounts)

1. BASIS OF PRESENTATION

Southwestern Life Holdings, Inc. ("SWL Holdings" or the "Company") is an insurance holding company which owns 100% of SWFC Nevada, Inc. ("SWFC"). Through SWFC's wholly-owned life insurance subsidiary, Pacific Life and Accident Insurance Company ("PLAIC"), and its wholly-owned life insurance subsidiary, Southwestern Life Insurance Company ("Southwestern Life"), the Company offers a broad range of life, annuity and accident and health insurance products through both independent and exclusive agents. Additionally, the Company owns KB Management, LLC ("KB Management") which provides management and advisory services to the Company and its insurance subsidiaries and Southwestern Financial Services Corporation ("SFSC") which has a services agreement with the life insurance affiliates to provide personnel, data processing and other operational services at cost.

The Company previously owned the Payroll Sales Division that consisted of Pioneer Security Life Insurance Company ("Pioneer Security"); its wholly-owned subsidiaries, American-Amicable Life Insurance Company of Texas and Pioneer American Insurance Company (Pioneer Security and its subsidiaries are collectively referred to as "AA Life", sold February 4, 2000) and Occidental Life Insurance Company ("OLIC", sold February 4, 2000). AA Life marketed and underwrote customized life insurance and annuity products to U.S. military personnel and federal employees through a general agency force. OLIC provided accident and health and life products utilizing a network of independent agents primarily in the southeastern United States through employer-sponsored payroll deduction programs. The Company also owned Marketing One, Inc. ("Marketing One", sold November 30, 2000), a third party marketing organization. The Payroll Sales Division and Marketing One are collectively referred herein as "Businesses Sold".

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, which amended certain provisions of SFAS No. 133. The adoption of SFAS No. 133 and No. 138 did not have a material effect on the consolidated financial statements.

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

The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" which requires that holders of certain securitized financial assets evaluate whether current projected cash flows are different from the projected cash flows when the security was acquired. If the present value of the original projected cash flows exceeds the present value of the current estimated cash flows, the security would be considered impaired to the extent amortized cost exceeded its fair market value. The difference would be recorded as a realized investment loss. EITF 99-20 is effective for quarters beginning after March 15, 2001. The Company is currently evaluating the impact of EITF 99-20 on a consolidated basis.

3. SELECTED PRO FORMA FINANCIAL INFORMATION

The following selected pro forma financial information has been prepared to illustrate the pro forma effects of the sales of the Payroll Sales Division (sold February 4, 2000) and Marketing One (sold November 30, 2000) (see Note 1). The pro forma statement of operations information for the three month period ended March 31, 2000 gives effect to such sales as if they had occurred on January 1, 2000. The selected pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had such sales been made as of January 1, 2000, or results which may occur in the future.

                                                                                         Three Months Ended
                                                                                           March 31, 2000
                                                                                     As Reported   Pro forma
                                                                                    -------------  -------------
                                                                                           (In thousands,
                                                                                      except per share amounts)
     Total revenues...............................................................  $      73,222  $      70,607
     Net loss.....................................................................        (28,087)       (21,939)

     Per share information(1):
       Loss before extraordinary items-basic......................................  $       (3.10) $       (2.42)
       Loss before extraordinary items-diluted....................................          (3.10)         (2.42)

(1) Restated to reflect outstanding common shares as a result of recapitalization effective June 13, 2000 as if recapitalization occurred at beginning of period and the computation of loss per share does not include the preferred stock dividend requirements.

4. RESTRUCTURING CHARGES

As a result of the merger of Security Life and Trust Insurance Company ("Security Life") into Southwestern Life and the consummation of the recapitalization plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000 (the "2000 Plan"). Prior to 2000, the Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan"), the fourth quarter of 1998 (the "4th Quarter 1998 Plan") and the first quarter of 1998 (the "1st Quarter 1998 Plan"). The following reflects the impact of activity for the three months ended March 31, 2001 and 2000 on the restructuring accrual balances under the 2000 Plan, the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. RESTRUCTURING CHARGES (Continued)

                                                                                           Paid or
                                                                             Balance at    Charged     Balance at
                                                                            December 31,   Against      March 31,
                                                                                2000      Liability       2001
                                                                             ---------    ---------     --------
2000 Plan
Severance and related benefits.............................................  $     178    $    (159)    $     19
                                                                             =========    =========     ========

1999 Plan
Estimated holding costs of vacated facilities..............................  $     624    $     (44)    $    580
                                                                             =========    =========     ========

                                                                                           Paid or
                                                                             Balance at    Charged     Balance at
                                                                            December 31,   Against      March 31,
                                                                                1999      Liability       2000
                                                                             ---------    ---------     --------
1999 Plan
Severance and related benefits.............................................  $   2,374    $  (1,096)    $  1,278
Estimated holding costs of vacated facilities..............................      2,122           --        2,122
                                                                             ---------    ---------     --------
                                                                             $   4,496    $  (1,096)    $  3,400
                                                                             =========    =========     ========
4th Quarter 1998 Plan
Severance and related benefits.............................................  $   1,067    $     (75)    $    992
                                                                             =========    =========     ========

1st Quarter 1998 Plan
Estimated holding costs of vacated facilities..............................  $   1,814    $    (345)    $  1,469
                                                                             =========    =========     ========

Accrual balances as of March 31, 2000 under the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan were paid or charged against the liability during the remainder of 2000.

5. BUSINESS SEGMENT INFORMATION

As a result of the sale of the Payroll Sales Division on February 4, 2000 and the sale of Marketing One on November 30, 2000, the operating results of the Payroll Sales Division and Marketing One have been included in Businesses Sold for the three months ended March 31, 2000.

Segment data as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000, are as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
   Premiums and policy product charges:
       Ongoing Insurance Operations...............................................  $      28,474  $      31,313
       Businesses Sold............................................................             --          7,573
                                                                                    -------------  -------------
                                                                                    $      28,474  $      38,886
                                                                                    =============  =============
   Operating profit (loss):
       Ongoing Insurance Operations...............................................  $      (1,825) $       1,481
       Businesses Sold............................................................             --          2,845
                                                                                    -------------  -------------
                                                                                    $      (1,825) $       4,326
                                                                                    =============  =============

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. BUSINESS SEGMENT INFORMATION (Continued)

                                                                                      March 31,     December 31,
                                                                                        2001            2000
                                                                                    ------------    ------------
   Total assets:
       Ongoing insurance operations...............................................  $   2,493,097  $   2,502,464
       Corporate and other........................................................         20,676         20,313
                                                                                    -------------  -------------
                                                                                    $   2,513,773  $   2,522,777
                                                                                    =============  =============

Reconciliations of segment data to the Company's consolidated data are as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
   Total revenues:
       Segments--premiums and policy
         product charges..........................................................  $      28,474  $      38,886
       Net investment income......................................................         30,169         43,123
       Other income...............................................................          2,014          2,355
       Net losses from sale of investments........................................         (3,473)        (2,759)
       Net losses from sales of subsidiaries......................................             --         (8,383)
                                                                                    -------------  -------------
                                                                                    $      57,184  $      73,222
                                                                                    =============  =============
   Loss before extraordinary item and
     income taxes:
       Segments...................................................................  $      (1,825) $       4,326
       Corporate net investment income and other income...........................            489            262
       Corporate expenses.........................................................         (1,228)       (14,509)
       Interest and amortization of deferred debt issuance costs..................         (2,508)        (6,186)
       Impairment of intangibles associated with agreement to sell Company........         (6,837)            --
       Net losses on the sale of investments......................................         (3,473)        (2,759)
       Net losses from sales of subsidiaries......................................             --         (8,383)
                                                                                    -------------  -------------
                                                                                    $     (15,382) $     (27,249)
                                                                                    =============  =============

6. COMMITMENTS AND CONTINGENCIES

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


6. COMMITMENTS AND CONTINGENCIES (Continued)

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

The settlement received preliminary approval from the court in June 2000, was submitted to the court for final approval at a hearing set for that purpose in November 2000 and received final approval from the court in April 2001. Once the period for appeal of the court's final ruling has expired with no appeal having been made, the settlement will become final.

PICOW, ET AL. V. SECURITY LIFE & TRUST INSURANCE COMPANY

In May 1998, the North Carolina Attorney General's Office (the "NCAG") initiated an inquiry concerning certain life insurance products historically sold by Security Life and Trust Insurance Company ("Security Life," merged into Southwestern Life on June 30, 2000) and representations allegedly made by Security Life's agents and officers that non- smoker insureds would not be charged cost of insurance after the eighth policy year. The NCAG indicated that Security Life may be estopped to change its practice of not charging the cost of insurance for non-smoking policyholders after the eighth policy year on these policies because of certain representations made by agents and officers of Security Life. Although Security Life has not charged the cost of insurance for non-smoker policyholders after the eighth policy year on these policies, this practice is not guaranteed under the life insurance contracts, which specifically allow Security Life the right to change the cost of insurance rates in accordance with the parameters set forth in the contracts. Security Life responded to the NCAG's inquiry by denying that it is estopped from changing the cost of insurance rates on these policies based on the alleged representations, and is continuing to reserve its contractual rights to charge the cost of insurance on these policies in accordance with the parameters set forth in the life insurance contracts. In June 1998 the NCAG informed Security Life that it could not adjudicate this matter and left it mutually unresolved.

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


6. COMMITMENTS AND CONTINGENCIES (Continued)

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

As of March 31, 2001, the Company had accrued $4.7 million of additional policy liabilities in connection with the settlement. The recorded liability reflects costs the Company considers likely to be incurred in connection with the settlement based only on known or reasonably estimable or determinable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

SCHNOEBELEN V. UNITED LIFE & ANNUITY INSURANCE COMPANY, ET AL.

Schnoebelen was an independent insurance broker whose marketing contract with United Life and Annuity Insurance Company ("United Life," sold April 30, 1999) provided that he would be entitled to an annual commission based on the total accumulated value of annuity contracts in force for 13 months or more with United Life which were sold by Schnoebelen and his designees. Schnoebelen generally ceased writing new business with United Life in 1993, and his marketing contract was terminated in 1997.

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


6. COMMITMENTS AND CONTINGENCIES (Continued)

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

Southwestern Life is investigating the allegations contained in the demand letter. Southwestern Life believes that the allegations made in the demand letter are without basis and intends to defend vigorously against the demand and any subsequent litigation arising therefrom. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this matter successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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


6. COMMITMENTS AND CONTINGENCIES (Continued)

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

Each of the definitive purchase and sale agreements the Company has consummated for Professional Insurance Company (sold March 31, 1999), United Life and certain related assets (sold April 30, 1999), KIVEX, Inc. (sold June 30, 1999), the Career Sales Division (sold July 31, 1999, consisted of Pennsylvania Life Insurance Company, PennCorp Life Insurance Company, Peninsular Life Insurance Company, Constitution Life Insurance Company, Union Bankers Insurance Company and Marquette National Life Insurance Company), the Payroll Sales Division and Marketing One contain indemnification provisions which survive the closing of each sales transaction for varying periods of time. The indemnification provisions would be invoked by the purchasers should the Company be found in breach of certain representation and warranty provisions or upon the occurrence of specified events contained in the purchase and sale agreements. The Company has purchased representations and warranty insurance to cover potential indemnification claims arising under each of the definitive purchase and sale agreements in an aggregate amount of $20.0 million for all covered indemnification claims.

The  Company's  insurance   subsidiaries  at  March  31,  2001  had  outstanding
commitments to invest up to $3.8 million in various limited partnership funds and other investments.

As of March 31, 2001, the Company sold substantially all of the mortgages originally held by United Life but retained by the Company as a part of the sale of the United Life. The Company may be obligated to repurchase certain of the mortgages sold. At March 31, 2001, the Company had a liability of approximately $1.1 million related to these contingencies.

At March 31, 2001, the Company had a contingent obligation for mortgage loans previously sold aggregating $3.0 million for which the Company also acts as a servicing conduit.

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. SUBSEQUENT EVENT

On April 27, 2001, the Company entered into a definitive agreement pursuant to which Swiss Re Life & Health America Holding Company, a subsidiary of Swiss Reinsurance Company ("Swiss Re"), will acquire the Company in a cash tender offer and subsequent merger. Under the agreement, an acquisition subsidiary of Swiss Re has commenced a tender offer to purchase all outstanding common shares of the Company for $18.50 per share in cash. The closing price for the Company's common stock on Tuesday, April 24, 2001, the last day on which a trade was made prior to the announcement of the Swiss Re transaction, was $12.00 per share. The tender offer, subject to the tendering of a majority of the Company's common stock, regulatory approval and other customary conditions, is expected to close in the second quarter of 2001. Certain directors have agreed to tender, and vote in favor of the merger, an aggregate of 4,911,695 shares as well as up to 480,000 shares issuable on exercise of stock options, representing 55.1% of the shares on a fully- diluted basis. Based upon the terms and conditions of the definitive agreement, the Company evaluated recoverability of intangible assets as of March 31, 2000 and recognized an impairment of costs in excess of net assets acquired of approximately $6.8 million.

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders of Southwestern Life Holdings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Life Holdings, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and comprehensive income
(loss) for the three month period ended March 31, 2001 and 2000, and condensed consolidated statements of cash flows for the three month period ended March 31, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United Sates of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Southwestern Life Holdings, Inc. as of December 31, 2000, and the related
consolidated   statements  of  operations  and   comprehensive   income  (loss),
shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/S/KPMG LLP
Dallas, Texas
May 11, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the comparable discussion contained in the Company's annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2000.

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

The Company's financial condition and results of operations for the periods covered by this and future reports are or will be affected by the subsequent event and restructuring costs discussed below.

Subsequent Event. On April 27, 2001, the Company entered into a definitive agreement pursuant to which Swiss Re Life & Health America Holding Company, a subsidiary of Swiss Reinsurance Company ("Swiss Re"), will acquire the Company in a cash tender offer and subsequent merger. Under the agreement, an acquisition subsidiary of Swiss Re has commenced a tender offer to purchase all outstanding common shares of the Company for $18.50 per share in cash. The closing price for the Company's common stock on Tuesday, April 24, 2001, the last day on which a trade was made prior to the announcement of the Swiss Re transaction, was $12.00 per share. The tender offer, subject to the tendering of a majority of the Company's common stock, regulatory approval and other customary conditions, is expected to close in the second quarter of 2001. Certain directors have agreed to tender, and vote in favor of the merger, an aggregate of 4,911,695 shares as well as up to 480,000 shares issuable upon exercise of stock options, representing 55.1% of the shares on a fully-diluted basis. Based upon the terms and conditions of the definitive agreement, the Company evaluated recoverability of intangible assets as of March 31, 2000 and recognized an impairment of costs in excess of net assets acquired of approximately $6.8 million.

Restructuring Costs. As a result of the merger of Security Life and Trust Insurance Company ("Security Life") into Southwestern Life and the consummation of the recapitalization plan, the Company adopted a restructuring plan during the quarter ended June 30, 2000 (the "2000 Plan"). Prior to 2000, the Company developed restructuring plans to realign or consolidate certain operations resulting in restructuring costs incurred in 1999 (the "1999 Plan"), the fourth quarter of 1998 (the "4th Quarter 1998 Plan") and the first quarter of 1998 (the "1st Quarter 1998 Plan"). The following reflects the impact of activity for each of the three months ended March 31, 2001 and 2000 on the restructuring accrual balances under the 2000 Plan, the 1999 Plan, the 4th Quarter 1998 Plan and the 1st Quarter 1998 Plan.

                                                                                           Paid or
                                                                             Balance at    Charged     Balance at
                                                                            December 31,   Against      March 31,
                                                                                2000      Liability       2001
                                                                             ---------    ---------     --------
2000 Plan
Severance and related benefits.............................................  $     178    $    (159)    $     19
                                                                             =========    =========     ========

1999 Plan
Estimated holding costs of vacated facilities..............................  $     624    $     (44)    $    580
                                                                             =========    =========     ========

                                                                                           Paid or
                                                                             Balance at    Charged     Balance at
                                                                            December 31,   Against      March 31,
                                                                                1999      Liability       2000
                                                                             ---------    ---------     --------
1999 Plan
Severance and related benefits.............................................  $   2,374    $  (1,096)    $  1,278
Estimated holding costs of vacated facilities..............................      2,122           --        2,122
                                                                             ---------    ---------     --------
                                                                             $   4,496    $  (1,096)    $  3,400
                                                                             =========    =========     ========
4th Quarter 1998 Plan
Severance and related benefits.............................................  $   1,067    $     (75)    $    992
                                                                             =========    =========     ========

1st Quarter 1998 Plan
Estimated holding costs of vacated facilities..............................  $   1,814    $    (345)    $  1,469
                                                                             =========    =========     ========

Accrual balances as of March 31, 2000 under the 4th Quarter 1999 Plan and the 1st Quarter 1998 Plan were paid or charged against the liability during the remainder of 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Parent Company

General. SWL Holdings ("parent company") is a legal entity, separate and distinct from its subsidiaries and has no material business operations. The parent company needs cash for: (i) principal and interest on debt; (ii) holding company administrative expenses; (iii) income taxes; and (iv) investments in subsidiaries. The primary sources of cash to meet these obligations include statutorily permitted payments from life insurance subsidiaries, including surplus debenture interest and principal payments and dividend payments, and the sale of assets from non-insurance subsidiaries.

The following table shows the cash sources and uses of the parent company on a projected basis for the remainder of 2001 as if the Company continued in existence in its present form. The consummation of the proposed tender offer and merger by Swiss Re (see Note 7 of Notes to Consolidated Financial Statements) would likely result in repayment in full of remaining obligations under the bank credit facility. The table also shows on an actual basis cash sources and uses for the parent company for the three month period ended March 31, 2001, and for the periods February 8, 2000 to March 31, 2000 (as a debtor-in-possession) and January 1, 2000 to February 7, 2000 (in thousands):

                                                               Projected      Three       Period       Period
                                                                Period        Months     February 8,  January 1,
                                                            April 1, 2001 to  Ended       2000 to      2000 to
                                                              December 31,   March 31,    March 31,   February 7,
                                                                 2001          2001         2000         2000
                                                              -----------  -----------  -----------  -----------
   Cash sources:
     Cash from subsidiaries.................................  $    32,740  $     1,592  $        --  $   130,127
     Additional borrowings..................................           --        5,000           --           --
     Other investment income................................           --           20           49           44
     Other, net.............................................            6          454           27           26
                                                              -----------  -----------  -----------  -----------
         Total sources......................................       32,746        7,066           76      130,197
                                                              -----------  -----------  -----------  -----------

   Cash uses:
     Interest paid on indebtedness..........................        5,622        2,139          436        3,057
     Operating expenses, including restructuring charges....          768          758          384       18,575
     Reduction of notes payable.............................       26,686        4,739           --      100,000
     Capital contributions to subsidiaries..................           --          326           --           --
     Payment from escrow related to sale of subsidiary......           --        1,007           --           --
     Other, net.............................................           --           --          855           --
                                                              -----------  -----------  -----------  -----------
         Total uses.........................................       33,076        8,969        1,675      121,632
                                                              -----------  -----------  -----------  -----------

   Increase (decrease) in cash equivalents..................         (330)      (1,903)      (1,599)       8,565
   Cash and cash equivalents at beginning of period.........          810        2,713       19,043       10,478
                                                              -----------  -----------  -----------  -----------
   Cash and cash equivalents at end of period (1)...........  $       480  $       810  $    17,444  $    19,043
                                                              ===========  ===========  ===========  ===========

----------------
(1) Company's unused and available revolving credit facility as of December 31, 2001 is projected to be $15.0 million.

Cash Sources

Cash from Subsidiaries. Cash generated by the Company's insurance subsidiaries is made available to SWL Holdings principally through periodic payments of principal and interest on surplus debentures issued by PLAIC and Pioneer Security (sold February 4, 2000) (collectively, the "Surplus Note Companies"). The surplus notes issued by Pioneer Security were repaid in full in connection with the consummation of the sale of the Payroll Sales Division on February 4, 2000. Surplus debenture payments are made to non-insurance intermediate holding companies and subsequently are paid to the Company in the form of dividends. The amount outstanding under the one remaining surplus debenture totaled $92.0 million and $94.9 million as of March 31, 2001 and December 31, 2000, respectively. This debenture was issued by PLAIC and is held by SWFC. The PLAIC surplus debenture requires principal and interest payments to be made periodically in amounts sufficient to allow SWL Holdings to meet its cash requirements. These payments are subject to PLAIC's maintenance of capital and surplus of at least $1.2 million in excess of its investment in Southwestern Life. Any deviation from scheduled payments requires regulatory approval.

Currently PLAIC relies upon dividends and tax sharing payments from Southwestern Life, which is in turn subject to regulatory restrictions under Texas insurance laws and regulations. Statutes in Texas, the domiciliary state of Southwestern Life, restrict the payment of dividends by insurance companies to the available surplus funds derived from their net profits. The maximum amount of cash dividends that may be declared without regulatory approval in any twelve-month period is the greater of ten percent (10%) of the insurer's statutory surplus, as shown by its last annual statement on file with the Texas Department of Insurance, or one hundred percent (100%) of statutory net gain from operations for the preceding year. In addition, dividends may only be paid from earned surplus. Because of the larger than normal dividends paid in 2000 associated with the recapitalization, most of the dividends in 2001 will be considered "extraordinary" under Texas law and will require insurance department approval. Any dividend considered

"extraordinary" cannot be paid until the earlier of: (i) 30 days after the Texas Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or (ii) the Texas Insurance Commissioner shall have approved such payment within the 30 day period. The Department has indicated verbally that it will approve Southwestern Life's requests to pay extraordinary dividends in 2001 but that indication is subject to available earned surplus and demonstration of adequate statutory capital and surplus.

Projected Cash Sources and Uses for the Remaining Nine Months of 2001

Projected cash sources for the remainder of 2001 include $16.8 million of scheduled principal and interest payments on PLAIC's surplus debenture and an additional $5.5 million of prepaid principal. SWL Holdings also anticipates receiving approximately $10.4 million of cash dividends from two non-insurance subsidiaries. Such dividends are dependent on the ability of the non-insurance subsidiaries to liquidate certain assets. In April 2001, one such subsidiary liquidated an asset and transferred $4.4 million as a cash dividend to SWL Holdings. There can be no assurances that the PLAIC surplus debenture payments can be made, or that the other non-insurance subsidiary's remaining assets can be liquidated in the periods expected or, if completed, that the Company will receive net proceeds projected. Projected cash uses include scheduled payments of principal of $5.7 million, discretionary payments of principal (including payments on the revolving credit facility) of $21.0 million and interest of $5.6 million. Projected cash operating expenses of the holding company for the remainder of 2001 are $768,000, excluding any expenses associated with the proposed tender offer and merger by Swiss Re.

Cash Sources and Uses for the Three Months Ended March 31, 2001

During the three months ended March 31, 2001 the Company received $1.4 million from PLAIC as principal and interest payments on the existing surplus debenture. The Company also received a dividend of $200,000 from a non-insurance subsidiary. In addition, the Company borrowed $5.0 million under the bank credit facility. Other cash sources included the settlement of intercompany balances of $172,000 and funds totaling $255,000 made available by closing bank accounts of certain non-insurance subsidiaries merged into the Company. During the three months ended March 31, 2001 the Company made principal and interest payments on the credit facility of $4.7 million and $2.1 million, respectively. The principal payments included a mandatory repayment of $3.7 million based on excess cash available as defined in the credit agreement. The Company incurred cash operating expenses of $758,000 during the three months ended March 31, 2001 and made capital contributions totaling $326,000 to certain non-insurance subsidiaries principally in the form of income taxes paid on their behalf. Other cash uses included the release of an escrow account of $1.0 million that was established in connection with the sale of certain subsidiaries in 1999.

Cash Sources and Uses for the Period February 8, 2000 to March 31, 2000

During the period from February 8, 2000 to March 31, 2000 the Company (as debtor-in-possession) received $49,000 of short-term investment income and $27,000 from a tax refund. The Company paid $436,000 in interest on its senior debt and incurred $384,000 of operating expenses. The Company made payments of $855,000 to a non-insurance subsidiary representing a return of the subsidiary's funds previously swept to the cash collateral account.

Cash Sources and Uses for the Period January 1, 2000 to February 7, 2000

As  part  of a  series  of  restructuring  transactions  approved  by the  Texas
Department of Insurance, Security Life became a wholly-owned subsidiary of PLAIC. In addition, PLAIC was permitted to prepay $20.4 million of principal and interest on its surplus debenture to SW Financial, which then paid these funds as a dividend to the Company, then named PennCorp Financial Group, Inc. ("PennCorp"). On February 4, 2000, AA Holdings sold the companies in the Payroll Sales Division for $103.3 million. The net proceeds to PennCorp after repayment of intercompany borrowings to insurance company affiliates of PennCorp was $97.0 million. In addition, PennCorp received a $12.7 million dividend from AA Holdings. Of the proceeds, $100.0 million were used to repay a portion of PennCorp's bank credit facility.

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

Cash Flow from Operating Activities. Cash provided by operating activities, excluding the parent company, were $11.3 million and $13.1 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash flows from operating activities principally resulted from the sales of subsidiaries, which provided $3.8 million of cash from operations for the three months ended March 31, 2000. The decrease in cash inflows was partially offset by a decrease in insurance operating expenses for the three months ended March 31, 2001.

Cash Flow from Investing Activities. During the three months ended March 31, 2001 and 2000, the Company's subsidiaries sold $114.7 million and $36.0 million, respectively, of fixed maturity and equity securities, and purchased $130.8 million and $73.6 million of fixed maturity and equity securities, respectively. Such sales and purchases were primarily effected in order to reinvest cash from maturities of fixed maturity securities and improve the quality of the investment portfolio or avoid prepayment risks.

Cash Flow from Financing Activities. Cash provided (used) by financing activities, excluding the parent company, were $1.1 million and $(157.4 million) for the three months ended March 31, 2001 and 2000, respectively. Cash inflows during the three months ended March 31, 2001 reflect policyholder deposits exceeding surrenders by $2.4 million and capital contributions of $326,000 from the parent company to certain non-insurance subsidiaries for the payment of income taxes. These cash inflows were partially offset by dividend payments of $1.6 million. Cash outflows during the three months ended March 31, 2000 include dividends and surplus debenture principal payments aggregating $130.1 million made to the parent company. In addition, policyholder surrenders exceeded deposits by $27.3 million for the three months ended March 31, 2000.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001 and 2000, the Company has prepared the following selected financial information for the Company's Insurance Operations (PLAIC and Southwestern Life) and Businesses Sold (Payroll Sales Division and Marketing One). As a result of the sale of the Payroll Sales Division on February 4, 2000 and the sale of Marketing One on November 30, 2000, the operating results of the Payroll Sales Division and Marketing One have been included in the Businesses Sold for all periods presented. "Operating Income
(Loss)," as used below, excludes the impact of: (i) federal income tax expense (benefit), (ii) gains or losses on the sale of investments and (iii) impairment of intangibles associated with agreement to sell the Company. The Company considers operating income (loss) to reflect a division's "core earnings (loss)" and to be the most relevant and useful information to evaluate trends impacting the Company's operations. This information is used by the Company's principal decision makers to evaluate performance as it eliminates the impact of transactions that the Company considers to be unrelated to the core operating results. Other companies that operate primarily in the life insurance industry may or may not use similar measures.

                         SELECTED FINANCIAL INFORMATION

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
                                                                                           (In thousands)
Insurance Operations:
     Operating income (loss)......................................................  $      (1,825) $       1,481
     Net investment losses........................................................         (3,473)        (2,720)
     Impairment of intangibles associated with agreement to sell Company..........         (6,837)            --
                                                                                    -------------  -------------
                                                                                          (12,135)        (1,239)
                                                                                    -------------  -------------
Businesses Sold
     Operating income.............................................................             --          2,845
     Net investment gains (losses)................................................             --            (39)
     Net gains (losses) from sale of subsidiaries.................................             --         (8,383)
                                                                                    -------------  -------------
                                                                                               --         (5,577)
                                                                                    -------------  -------------
Corporate:
     Interest and amortization of deferred debt issuance cost.....................         (2,508)        (6,186)
     Corporate net investment income and other income.............................            489            262
     Corporate expenses...........................................................         (1,228)       (14,509)
                                                                                    -------------  -------------
                                                                                           (3,247)       (20,433)
                                                                                    -------------  -------------
Loss before income taxes..........................................................        (15,382)       (27,249)
Income taxes (benefits)...........................................................         (3,135)           838
                                                                                    -------------  -------------
Net loss .........................................................................  $     (12,247) $     (28,087)
                                                                                    =============  =============

INSURANCE OPERATIONS

The Insurance Operations include the operations of Southwestern Life and PLAIC. Southwestern Life markets life insurance and, to a lesser extent, annuity and accident and health products through independent and exclusive agents who sell directly to individuals primarily in the southwestern and southeastern United States. PLAIC markets annuity products in Texas. The Company's sales of accident and health insurance products historically have been limited and in management's view, have not had and do not have a material effect on the Company's results of operations. Accordingly, the Company's accident and health insurance products are not discussed separately but are included in tabular presentations of related financial information where appropriate.

                         SELECTED FINANCIAL INFORMATION

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
                                                                                           (In thousands)
   Revenues:
     Policy revenues..............................................................  $      28,474  $      31,313
     Net investment income........................................................         30,082         40,031
     Other income.................................................................          1,612          1,721
                                                                                    -------------  -------------
                                                                                           60,168         73,065
                                                                                    -------------  -------------
   Benefits and expenses:
     Total policyholder benefits..................................................         50,132         51,912
     Insurance related expenses...................................................          4,014          9,770
     Other operating expenses.....................................................          7,847          9,902
                                                                                    -------------  -------------
                                                                                           61,993         71,584
                                                                                    -------------  -------------
     Pre-tax operating income.....................................................  $      (1,825) $       1,481
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

Premiums, net of reinsurance, by major product line for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
   Life premiums:
     Universal life (first year)..................................................  $       1,217  $       2,210
     Universal life (renewal).....................................................         25,675         27,760
     Yearly renewable term reinsurance on universal life..........................         (5,158)        (5,086)
     Traditional life (first year)................................................            419          1,448
     Traditional life (renewal)...................................................          8,349          7,902
                                                                                    -------------  -------------
       Life premiums, net of reinsurance..........................................         30,502         34,234

   Annuity premiums...............................................................            614          1,878

   Health premiums:
     Long-term care premiums net of reinsurance...................................            297            181
                                                                                    -------------  -------------
       Premiums, net of reinsurance...............................................         31,413         36,293
   Less premiums on universal life and annuities which are recorded as additions
     to insurance liabilities.....................................................        (27,506)       (31,848)
                                                                                    -------------  -------------
       Premiums on products with mortality or morbidity risk......................          3,907          4,445
   Fees and surrender charges on interest sensitive products......................         24,567         26,868
                                                                                    -------------  -------------
       Policy revenues............................................................  $      28,474  $      31,313
                                                                                    =============  =============

Life premiums net of reinsurance decreased 10.9% during the three months ended March 31, 2001. Life premiums collected, net of reinsurance, were $30.5 million for the three months ended March 31, 2001 compared with $34.2 million in the comparable periods of 2000. First year universal life premiums decreased 44.9% in the three months ended March 31, 2001 to $1.2 million. First year traditional life premiums decreased 71.1% in the three months ended March 31, 2001 to $419,000. The decline in new life sales reflects the impact of ratings downgrades and uncertainties surrounding the parent company's bankruptcy and recapitalization. In addition, the decision to cease new life sales at Security Life was announced during the third quarter of 1999 as a result of management's decision to reduce costs and concentrate its marketing efforts at Southwestern Life. The decrease in first year traditional life premiums is also due to a decrease in single premiums of $433,000 during the three month period of 2000. Single premiums can vary significantly from period to period.

Universal life and traditional life renewal premiums decreased $1.6 million for the three months ended March 31, 2001, as compared with the comparable 2000 period. Annuity premiums of $614,000 for the three months ended March 31, 2001, were less than the premiums of $1.9 million in the comparable periods of 2000. The decrease in annuity premiums principally reflects the reinsurance transaction whereby Southwestern Life reinsured substantially all of their existing deferred annuity blocks of business effective May 1, 2000.

Long-term care premiums increased $116,000 for the three months ended March 31, 2001 compared with the comparable 2000 period.

Net Investment Income. Net investment income decreased 24.9% to $30.1 million for the three months ended March 31, 2001 compared with the 2000 comparable period. The decrease is primarily due to a decline in invested assets. Average invested assets declined by $547.6 million or 23.7% in the three months ended March 31, 2001 compared with the comparable 2000 period. The decrease in the 2001 period principally resulted from transfer of invested assets at the consummation of the reinsurance of substantially all of the deferred annuity business. Weighted average yields on invested assets were 6.8% and 6.9% for the three months ended March 31, 2001 and 2000, respectively.

Other Income. Other income was $1.6 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively. Included in other income for the three months ended March 31, 2001 was the amortization of deferred gain on the reinsurance of deferred annuities of $291,000. The most significant remaining item in other income is consideration received on supplemental contracts. Supplemental contract revenue is derived from annuity contracts that have reached the annuitization period. Consideration from supplemental contracts recognized as other income is offset by policyholder benefits, resulting in no effect on the Company's results of operations.

Total Policyholder Benefits. The following table shows the components of total policyholder benefits for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
   Death benefits.................................................................  $      26,219  $      22,994
   Other insurance policy benefits and change
     in future policy benefits....................................................         23,913         28,918
                                                                                    -------------  -------------
   Total policyholder benefits....................................................  $      50,132  $      51,912
                                                                                    =============  =============

Policyholder benefits decreased 3.4% to $50.1 million for the three months ended March 31, 2001. Death benefits increased $3.2 million or 14.0% for the three months ended March 31, 2001 compared with the comparable 2000 period. Death benefits may vary significantly from period to period. Other policy benefits and change in future policy benefits decreased $5.0 million or 17.3% during the three months ended March 31, 2001. The decrease is attributable to a decline in interest credited on deferred annuities which were reinsured effective May 1, 2000. The decrease is also attributable to a decline in interest credited to universal life policies as a result of fewer policies in force following an exchange program, surrender activity and the absence of new business production.

The Company is continually evaluating actuarial assumptions associated with interest-sensitive life insurance contracts in which the determination of policy reserves is highly sensitive to assumptions such as lapse rates, investment earnings rates, mortality rates, and premium persistency. Policy reserves and account values associated with such contracts aggregated approximately $563.6 million as of March 31, 2001 and $555.0 million as of December 31, 2000. Should lapse rates experienced be less than the expected level of the lapses associated with such interest-sensitive blocks of business, the Company would be required to record additional reserves or reduce intangible assets, which could have a material impact on the Company's financial position and results of operations. For example, a decrease of 1% in the assumed lapse rate would increase policy reserves associated with such contracts by $13.9 million. Management continues to assess possible future actions that might mitigate the financial impact of these trends. Examples include, but are not limited to, the redetermination of non-guaranteed charges and/or benefits under the contracts, asset segmentation, and reinsurance. There are risks associated with management actions including potential sales disruption and the threat of litigation.

Insurance Related Expenses. Insurance related expenses (including non-deferrable commissions, amortization of deferred policy acquisition costs and amortization of present value of insurance in force) decreased $5.8 million during the three months ended March 31, 2001 compared with the comparable 2000 period. The decrease partially reflects the decision by management to accelerate payment of approximately $2.2 million during the three months ended March 31, 2000 of accumulation bonuses owed to agents. The decrease is also attributable to additional ceding allowances principally from the reinsurance of deferred annuities. In addition, the amortization of present value of insurance in force was higher in the three months ended March 31, 2000 as a result of adjustments to amortization of present value of insurance in force at Security Life.

Other Operating Expenses. For the three months ended March 31, 2001, other operating expenses (including general operating, overhead and policy maintenance) decreased $2.1 million from the comparable period in 2000. The decreases result principally from a reduction in expenses as a result of efforts to reduce costs.

BUSINESSES SOLD

Businesses Sold include the operations of the Payroll Sales Division (sold February 4, 2000) and Marketing One (sold November 30, 2000) (see Note 1 of Notes to Consolidated Financial Statements).

                         SELECTED FINANCIAL INFORMATION

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
                                                                                           (In thousands)
   Revenues:
     Policy revenues..............................................................  $          --  $       7,573
     Net investment income........................................................             --          2,907
     Other income.................................................................             --            556
                                                                                    -------------  -------------
                                                                                                --         11,036
   Benefits and expenses:
     Total policyholder benefits..................................................             --          5,344
     Insurance related expenses...................................................             --          1,285
     Other operating expenses.....................................................             --          1,562
                                                                                    -------------  -------------
                                                                                                --          8,191
     Pre-tax operating income (loss)..............................................  $          --  $       2,845
                                                                                    =============  =============

Sales of the Payroll Sales Division and Marketing One were completed in February 2000 and November 2000, respectively.

GENERAL CORPORATE

Interest and Amortization of Deferred Debt Issuance Costs. Interest and amortization of deferred debt issuance costs decreased $3.7 million for the three months ended March 31, 2001, compared to the comparable 2000 period. The decrease is principally a result of principal repayments under PennCorp's bank credit facility. As a result of the sale of the Payroll Sales Division in 2000, PennCorp reduced its outstanding bank credit facility by $100.0 million. In addition, at emergence from the Chapter 11 proceedings, the Company repaid the remaining amounts outstanding under PennCorp's bank credit facility and its senior subordinated notes aggregating $179.6 million and established a new $95.0 million bank credit facility. At March 31, 2001, the Company had borrowed $84.3 million on the new bank credit facility at an effective interest rate of 10.4%.

Corporate Expenses. Corporate expenses and other costs were $1.2 million and $14.5 million for the three months ended March 31, 2001 and 2000, respectively. Included in the three months ended March 31, 2000 was a break fee of $6.0 million that was accrued to be paid upon the termination of a contract to sell Southwestern Life and Security Life and increased legal, advisory and other costs associated with the sale of the Payroll Sales Division and the bankruptcy filing. Other decreases during the 2001 period reflect the effect of management's efforts subsequent to the recapitalization to substantially reduce corporate overhead.

Net Investment Gains (Losses). The Company maintains an investment portfolio that focuses on maximizing investment income, without exposure to unwarranted interest rate and credit risk. The Company actively manages asset duration and liquidity risks. As a result of this strategy, the Company routinely sells positions in securities no longer meeting its criteria. The Company realized capital losses of $3.5 million and $2.8 million during the three months ended March 31, 2001 and 2000, respectively. The capital loss realized during the three months ended March 31, 2001 included a write- down of $3.2 million on one mortgage-backed security.

Income Taxes (Benefits). For the three months ended March 31, 2001, the Company recognized income taxes (benefits) of $(3.1 million) and $838,000 on loss before taxes of $15.4 million and $27.2 million. The tax benefit for the three months ended March 31, 2001 results in an effective tax rate of 20.4%. This varies from the statutory rate of 35% principally as a result of the impairment associated with the agreement to sell the Company totaling $6.8 million. The unusual effective tax rates for the three months ended March 31, 2000 are substantially due to the non-deductibility of the reduction in carrying value of the assets associated with Businesses Sold and a tax valuation allowance, primarily representing unrecoverable net operating loss and capital loss carryforwards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company analyzes and reviews the risks arising from market exposures of financial instruments. Downward movement in market interest rates during the first three months of 2001 resulted in a decline in the unrealized depreciation of the bond portfolio since the end of 2000. With respect to the Company's assets and liabilities portfolio, its exposure to market risk has not changed materially from its position at December 31, 2000. For disclosures about the Company's market risk exposures of financial instruments for its Retained Businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

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

The settlement received preliminary approval from the court in June 2000, was submitted to the court for final approval at a hearing set for that purpose in November 2000 and received final approval from the court in April 2001. Once the period for appeal of the court's final ruling has expired with no appeal having been made, the settlement will become final.

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

As of March 31, 2001, the Company had accrued $4.7 million of additional policy liabilities in connection with the settlement. The recorded liability reflects costs the Company considers likely to be incurred in connection with the settlement based only on known or reasonably estimable or determinable factors. Therefore, the ultimate cost to the Company may be greater than estimated and may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

Southwestern Life is investigating the allegations contained in the demand letter. Southwestern Life believes that the allegations are without basis and intends to defend vigorously against the demand and any subsequent litigation arising therefrom. There can be no assurance that Southwestern Life will be able to defend or resolve the issues presented in this matter successfully or at all or that any verdict or other resolution would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         11       Computation of loss per share (1)

         15       Independent Auditors' Report (2)

------------------
(1)      Filed herewith.

(2)      Included in Item 1 of Part I of this Form 10-Q.

(b) Reports on Form 8-K

On April 27, 2001,  the Company filed a Current  Report on Form 8-K reporting in
Item 5 the execution of a definitive merger agreement pursuant to which Swiss Re Life & Health America Holding Company would acquire the Company through a cash tender offer and subsequent merger.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    SOUTHWESTERN LIFE HOLDINGS, INC.



                                    By:/s/David A. Commons
                                       -----------------------------------------
                                         David A. Commons
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Authorized officer and principal
                                         accounting and financial officer of
                                         the Registrant)

Date: May 14, 2001

                                INDEX TO EXHIBITS

Exhibit Numbers

         11       Computation of loss per share (1)

         15       Independent Auditors' Report (2)

------------------
(1)      Filed herewith.

(2)      Included in Item 1 of Part I of this Form 10-Q.

                                                                      EXHIBIT 11

                SOUTHWESTERN LIFE HOLDINGS, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE
                                 (In thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001            2000
                                                                                    -------------  -------------
   Basic net loss:
     Net loss.....................................................................  $     (12,247) $     (28,087)
                                                                                    =============  =============

   Diluted net loss:
     Net loss.....................................................................  $     (12,247) $     (28,087)
                                                                                    =============  =============

   Basic:
     Average shares outstanding...................................................          9,059          9,059
                                                                                    =============  =============

   Diluted:
     Average shares outstanding...................................................          9,059          9,059
                                                                                    =============  =============